Form 10-Q
period 1994-11-30
FAMILY DOLLAR STORES INC
filed 1995-01-10
CIK 34408

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 30, 1994

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


Commission File Number    1-6807



                       FAMILY DOLLAR STORES, INC.
        (Exact name of registrant as specified in its charter)


              DELAWARE                               56-0942963
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


P. O. Box 1017, 10401 Old Monroe Road
Charlotte, North Carolina                            28201-1017
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code     704-847-6961



Indicate by check mark whether the registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Outstanding at December 31, 1994
   Common Stock, $.10 par value                   56,694,422 shares

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                                 INDEX


                                                            Page No.

Part I - Financial Information

     Item I - Financial Statements:

          Consolidated Condensed Balance Sheets -
            November 30, 1994 and August 31, 1994               2

          Consolidated Condensed Statements of Income -
            Three Months Ended November 30, 1994 and 1993       3

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended November 30, 1994 and 1993       4

          Notes to Consolidated Condensed Financial
            Statements                                        5-6

          Computation of Earnings per Common Share -
            Note 8                                              6

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    7-9

Part II - Other Information and Signatures

     Item 6 - Exhibits and Reports on Form 8-K                 10

     Signatures                                                10




               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                           November 30,     August 31,
                                               1994            1994

                                  Assets

Current assets:
  Cash and cash equivalents (Note 2)       $ 11,410,783    $  9,882,533
  Merchandise inventories                   413,602,549     403,570,733
  Deferred income taxes (Note 3)             13,312,213      12,991,213
  Income tax refund receivable                   -            4,569,686
  Prepayments and other current assets        9,624,220       4,853,416
    Total current assets                    447,949,765     435,867,581

Property and equipment, net                 152,560,685     151,946,323

Other assets                                  5,075,882       5,007,967

                                           $605,586,332    $592,821,871





                   Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 4)                   $ 14,300,000    $ 12,300,000
  Accounts payable and accrued
    liabilities                             188,655,385     193,332,807
  Income taxes                                4,389,677          -
    Total current liabilities               207,345,062     205,632,807

Deferred income taxes (Note 3)               17,016,789      17,016,789

Contingencies (Note 5)

Shareholders' equity (Notes 6 and 8):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 60,077,044 shares at
    November 30, 1994 and 60,039,074
    shares at August 31, 1994                 6,007,704       6,003,907
  Capital in excess of par                   14,765,290      14,484,153
  Retained earnings                         371,800,755     361,033,483
                                            392,573,749     381,521,543
  Less common stock held in treasury,
    at cost (3,452,822 shares at
    November 30, 1994 and August 31, 1994-
    Note 8)                                  11,349,268      11,349,268
      Total shareholders' equity            381,224,481     370,172,275

                                           $605,586,332    $592,821,871

See notes to consolidated condensed financial statements.





              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                                Three Months Ended
                                            November 30,   November 30,
                                               1994            1993

Net sales                                   $356,292,199   $335,091,748

Costs and expenses:
  Cost of sales                              228,941,174    209,143,825
  Selling, general and
    administrative expenses (Note 7)         101,884,637    101,659,204
                                             330,825,811    310,803,029

Income before income taxes and
  cumulative effect of accounting
  change                                      25,466,388     24,288,719

Income taxes                                   9,880,000      9,339,000

Income before cumulative effect
  of accounting change                        15,586,388     14,949,719

Cumulative effect of change in method
  of accounting for income taxes (Note 3)         -           1,139,153

Net income                                  $ 15,586,388   $ 16,088,872


Earnings per common share (Note 8):
  Income before cumulative effect
    of accounting change                      $0.28           $0.27
  Cumulative effect of change in method
    of accounting for income taxes              -               .02

  Net income                                  $0.28           $0.29


Dividends per common share                    $0.085          $0.075


Weighted average number of
  common shares outstanding (Note 8)         56,599,125      56,370,147



See notes to consolidated condensed financial statements.




               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Three Months Ended
                                             November 30,   November 30,
                                                 1994           1993

Cash flows from operating activities:
  Net income                                  $15,586,388    $16,088,872
  Adjustments to reconcile net income to
    net cash provided (used) by operating
    activities:
    Depreciation and amortization               5,377,728      4,609,462
    Deferred income taxes                        (321,000)    (1,439,153)
    Gain on disposition of property
      and equipment                                (3,546)      (132,460)
    Changes in operating assets and liabilities:
      Inventories                             (10,031,816)   (44,307,827)
      Income tax refund receivable              4,569,686          -
      Prepayments and other current assets     (4,770,804)    (1,080,717)
      Other assets                                (67,915)      (279,751)
      Accounts payable and accrued
        liabilities                            (4,686,594)     9,213,835
      Income taxes payable                      4,389,677      8,536,364
      Noncurrent income taxes payable               -           (336,013)
                                               10,041,804     (9,127,388)
Cash flows from investing activities:
    Capital expenditures                       (6,296,523)   (10,641,252)
    Proceeds from dispositions of
      property and equipment                      307,979        700,310
                                               (5,988,544)    (9,940,942)
Cash flows from financing activities:
    Net notes payable borrowings                2,000,000     22,970,000
    Exercise of employee stock options            284,934      1,054,746
    Payment of dividends                       (4,809,944)    (4,226,520)
                                               (2,525,010)    19,798,226

Net increase in cash and cash equivalents       1,528,250        729,896

Cash and cash equivalents at beginning
  of period                                     9,882,533      5,684,034

Cash and cash equivalents at end of period    $11,410,783    $ 6,413,930

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $   508,873    $   247,654
    Income taxes                                1,155,627      1,040,929

See notes to consolidated condensed financial statements.

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying unaudited con-solidated condensed financial statements contain all adjust-ments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1994, and the results of operations and the cash flows for the three months ended November 30, 1994, and 1993.

         The results of operations for the three month period ended November 30, 1994, are not necessarily indicative of the results to be expected for the full year.

    2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

    3. Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The cumulative effect as of September 1, 1993, of adopting SFAS 109 increased net income for the three month period ended November 30, 1993, by approximately $1.1 million or $.02 per share.

         Under SFAS 109, deferred income taxes arise principally from the tax effect of temporary differences between financial reporting and tax bases of property and equipment, merchandise inventories, and accrued liabilities such as accrued insurance costs and deferred incentive compensation.

    4. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on February 28, 1996 and February 18, 1995, respectively, and the Company expects that the line expiring on February 18, 1995 will be extended. Borrowings under these lines of credit are at a variable interest rate equal to the lower of the bank's prime interest rate minus one-half percent or a rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring February 28, 1996, into either a five, seven, or nine year term loan, at the bank's variable prime rate.

    5. The Internal Revenue Service has examined the Company's consolidated 1991 and 1992 federal income tax returns and has rendered an initial report and assessment as a result of the examination. The Company has appealed the findings of the report. Although the ultimate outcome of this matter cannot presently be determined, the Company believes that any impact on its financial statements will not be material.

    6. The Company's non-qualified stock option plans provide for the granting of options to key employees to purchase shares of common stock at prices not less than the fair market value on the date of grant. Options expire five years from the date of grant and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. All shares available for option as of November 30, 1994, were issuable under the current plan which expires in November 1998, covering a maximum of 2,200,000 shares.

         The following is a summary of transactions under the plans during the three months ended November 30, 1994 and 1993.


                                         Three Months Ended
                           November 30, 1994             November 30, 1993
                      Number of                    Number of
                      shares        Option price   shares        Option price
                      under option  per share      under option  per share

Outstanding-beginning    951,290    $ 5.13-$21.25   1,120,510    $ 5.13-$21.25
    Granted               74,200    $10.25-$11.50       4,500    $16.25-$16.75
    Exercised            (37,970)   $ 5.13-$ 5.88     (98,760)   $ 5.13-$11.88
    Cancelled             (9,540)                      (7,210)
Outstanding-ending       977,980    $ 5.13-$21.25   1,019,040    $ 5.13-$21.25



         At November 30, 1994, options to purchase 295,680 shares were exercisable at prices ranging from $5.13 to $20.50 per share, and at November 30, 1993, options to purchase 174,160 shares were exercisable at prices ranging from $5.13 to $13.00 per share.



    7. Interest expense for the three months ended November 30, 1994, was $461,285 and for the three months ended November 30, 1993, was $250,258.

    8. Earnings per common share is based on the weighted average number of shares outstanding during each reporting period. Exercise of outstanding stock options would have no material dilutive effect on earnings per common share.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FINANCIAL CONDITION

     The Company's working capital increased by $10,369,929, from $230,234,774 at August 31, 1994 to $240,604,703 at November 30, 1994.
The principal source of new working capital continued to be the reinvest-ment of a significant portion of the earnings of the Company. Changes in working capital components during the first quarter of fiscal 1995 and 1994 were primarily the result of seasonal increases in merchandise inventories, which were financed primarily by reinvestment of earnings (net of dividends) and by increases in short-term notes payable. The seasonal increase in merchandise inventories during the first quarter of fiscal 1995 was less than the increase during the first quarter of fiscal 1994, in part because the Company purchased less apparel merchandise in anticipation of continued weakness in the sales of apparel. The Company also purchased lower price point apparel as part of an overall price reduction program that began in fiscal 1994 as the Company began to move toward an everyday low price strategy. This program, which began in the second quarter of fiscal 1994, was expanded at the start of fiscal 1995 from approximately 1,000 stores to approximately 1,800 stores, and the number of stockkeeping units with price reductions increased from approximately 500 to approximately
2,500. A lesser number of price reductions were taken in the balance of the stores in less competitive markets.

     Capital expenditures for the quarter ended November 30, 1994, were approximately $6,300,000, and are currently planned to be approximately $25 million for fiscal 1995. The majority of capital expenditures for fiscal 1995 is directly related to the Company's retail store expansion program. In fiscal 1995, the Company plans to open at least 205 stores and close approximately 25 stores for a net addition of at least 180 stores, compared with the opening of 202 stores and closing of 22 stores for a net addition of 180 stores in fiscal 1994.

     In December 1994, subsidiaries of the Company entered into an agreement with Winn's Stores, Incorporated to purchase 12 stores, to acquire the leases on 15 stores and to lease 2 stores from Winn's. Pursuant to agreements with Winn's Stores, Incorporated in July 1994 and November 1994, subsidiaries of the Company acquired the leases on 23 and 6 stores, respectively, from Winn's. Fifty-six of the 58 stores are located in Texas and 2 are located in New Mexico. The Company occupies most of its stores under operating leases. New store opening and closing plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change depending on developments in the economy and other factors.

                         RESULTS OF OPERATIONS

NET SALES

     Net sales increased 6.3% in the quarter ended November 30, 1994, as compared with the quarter ended November 30, 1993. The increase was attributable to sales from new stores opened as part of the Company's store expansion program. Sales in existing stores decreased 2.4% in the quarter ended November 30, 1994, as compared with the same period ended November 30, 1993. In connection with the Company's shift in its merchandise strategy away from promotional pricing and toward everyday low prices, the Company is reducing the number of advertising circulars in fiscal 1995 from 22 to 16 and eliminating all 7 advertising coupon booklets that were distributed in fiscal 1994. Three advertising circulars and two coupon booklets were eliminated in the first quarter of fiscal 1995, as compared to the first quarter of fiscal 1994. This reduction in advertising negatively impacted the first quarter sales. Sales in apparel departments continued to be weaker than sales in hardlines departments.

    The average number of stores open during the first quarter of fiscal 1995 was 9.3% more than during the first quarter of fiscal 1994. The Company had 2,275 stores in operation at November 30, 1994, as compared with 2,076 stores in operation at November 30, 1993, representing an increase of approximately 9.6%.

COST OF SALES

    Cost of sales increased 9.5% in the quarter ended November 30, 1994, as compared with the quarter ended November 30, 1993. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 64.3% in the quarter ended November 30, 1994, compared with 62.4% in the quarter ended November 30, 1993. The increase in the cost of sales percentage for the quarter ended November 30, 1994, was due primarily to the merchandise price reductions that were taken as part of the expansion of the price reduction program and shift toward an everyday low price strategy. These price reductions are expected to continue to increase the cost of sales percentages for the second, third and fourth quarters of fiscal 1995, as compared to the second, third and fourth quarters of fiscal 1994. The cost of sales percentages also are affected by other changes in the effectiveness of the merchandise procurement programs and product mix, and also by merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 0.2% in the quarter ended November 30, 1994, as compared with the quarter ended November 30, 1993. Selling, general and administrative expenses, as a percentage of net sales, were 28.6% in the quarter ended November 30, 1994, as compared with 30.3% in the quarter ended November 30, 1993. The decrease in the percentage for the quarter ended November 30, 1994, was due to the reduction in advertising expense, as the Company eliminated three advertising circulars and two coupon booklets, and the

Company's efforts to tightly control store operating costs and corporate overhead expenses. The increased item sales movement resulting from the merchandise price reduction program is expected to continue to increase distribution expenses as the Company handles additional units of lower priced merchandise.

PROVISION FOR TAXES ON INCOME

    The provision for taxes on income for the quarter ended November 30, 1994 increased 5.8% as compared with the quarter ended November 30, 1993, prior to the effect of adopting Statement of Financial Accounting Standards (SFAS) No. 109 (described in Note 3 to the Consolidated Condensed Financial Statements). The variance between the periods is primarily due to the increase in income before the provision for income taxes. The effective tax rate was 38.8% for the quarter ended November 30, 1994, and was 38.4% before the effect of the adoption of SFAS No. 109, for the three months ended November 30, 1993. The increase in the effective rate resulted primarily from increases in state income tax rates.

                      PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed herewith:
              11  Statement Re:  Computations of Per Share Earnings

         (b)  Reports on Form 8-K - None















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FAMILY DOLLAR STORES, INC.
                                               (Registrant)

Date:  January 6, 1995              JOHN D. REIER
                                    JOHN D. REIER
                                    (President)


Date:  January 6, 1995              C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    (Senior Vice President-Finance)


Date:  January 6, 1995              ROBYN W. CONNER
                                    ROBYN W. CONNER
                                    (Vice President-Controller
                                    Principal Accounting Officer)