Form 10-Q
period 1995-02-28
FAMILY DOLLAR STORES INC
filed 1995-04-07
CIK 34408

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended February 28, 1995

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

              Class                       Outstanding at March 31, 1995
   Common Stock, $.10 par value                56,715,932 shares

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                                 INDEX


                                                            Page No.

Part I - Financial Information

     Item I - Financial Statements:

          Consolidated Condensed Balance Sheets -
            February 28, 1995 and August 31, 1994               2

          Consolidated Condensed Statements of Income -
            Three Months Ended February 28, 1995 and 1994       3

          Consolidated Condensed Statements of Income -
            Six Months Ended February 28, 1995 and 1994         4

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended February 28, 1995 and 1994         5

          Notes to Consolidated Condensed Financial
            Statements                                        6-7

          Computation of Earnings per Common Share -
            Note 8                                              7

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-10

Part II - Other Information and Signatures

     Item 4 - Submission of Matters to a Vote of Security
                Holders                                        11

     Item 6 - Exhibits and Reports on Form 8-K                 11

     Signatures                                                11



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)

                                           February 28,     August 31,
                                               1995            1994

                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)       $ 30,629,145    $  9,882,533
  Merchandise inventories                   388,268,741     403,570,733
  Deferred income taxes (Note 3)             14,711,213      12,991,213
  Income tax refund receivable                   -            4,569,686
  Prepayments and other current assets        5,184,288       4,853,416
    Total current assets                    438,793,387     435,867,581

Property and equipment, net                 155,335,117     151,946,323

Other assets                                  4,685,915       5,007,967

                                           $598,814,419    $592,821,871






                   Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 4)                   $     -         $ 12,300,000
  Accounts payable and accrued
    liabilities                             185,077,347     193,332,807
  Income taxes                                3,397,396          -
    Total current liabilities               188,474,743     205,632,807

Deferred income taxes (Note 3)               17,016,789      17,016,789

Contingencies (Note 5)

Shareholders' equity (Notes 6 and 8):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 60,167,764 shares at
    February 28, 1995 and 60,039,074
    shares at August 31, 1994                 6,016,776       6,003,907
  Capital in excess of par                   15,486,029      14,484,153
  Retained earnings                         383,169,350     361,033,483
                                            404,672,155     381,521,543
  Less common stock held in treasury,
    at cost (3,452,822 shares at
    February 28, 1995 and August 31, 1994-
    Note 8)                                  11,349,268      11,349,268
      Total shareholders' equity            393,322,887     370,172,275

                                           $598,814,419    $592,821,871

See notes to consolidated condensed financial statements.






              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                                Three Months Ended
                                           February 28,    February 28,
                                               1995            1994

Net sales                                  $420,926,957    $398,767,654

Costs and expenses:
  Cost of sales                             288,458,588     262,176,004
  Selling, general and
    administrative expenses
    (Note 7)                                104,594,181     100,843,512
                                            393,052,769     363,019,516

Income before provision
  for taxes on income                        27,874,188      35,748,138

Provision for taxes on income                10,834,000      13,727,000

Net income                                 $ 17,040,188    $ 22,021,138


Net income per common share
  (Note 8)                                    $0.30           $0.39

Dividends per common share                    $0.10           $0.085


Weighted average number of
  common shares outstanding (Note 8)         56,691,422      56,478,855






See notes to consolidated condensed financial statements.





               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                                 Six Months Ended
                                            February 28,   February 28,
                                               1995            1994

Net sales                                   $777,219,156   $733,859,402

Costs and expenses:
  Cost of sales                              517,399,762    471,319,829
  Selling, general and
    administrative expenses (Note 7)         206,478,818    202,502,716
                                             723,878,580    673,822,545

Income before income taxes and
  cumulative effect of accounting
  change                                      53,340,576     60,036,857

Income taxes                                  20,714,000     23,066,000

Income before cumulative effect
  of accounting change                        32,626,576     36,970,857

Cumulative effect of change in method
  of accounting for income taxes (Note 3)         -           1,139,153

Net income                                  $ 32,626,576   $ 38,110,010


Earnings per common share (Note 8):
  Income before cumulative effect
    of accounting change                      $0.58           $0.66
  Cumulative effect of change in method
    of accounting for income taxes              -               .02

  Net income                                  $0.58           $0.68


Dividends per common share                    $0.185          $0.16


Weighted average number of
  common shares outstanding (Note 8)         56,645,019      56,424,201


See notes to consolidated condensed financial statements.




               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                   Six Months Ended
                                             February 28,   February 28,
                                                 1995           1994

Cash flows from operating activities:
  Net income                                  $32,626,576    $38,110,010
  Adjustments to reconcile net income to
    net cash provided (used) by operating
    activities:
    Depreciation and amortization              10,866,908      9,308,564
    Deferred income taxes                      (1,720,000)    (1,441,153)
    (Gain) Loss on disposition of property
      and equipment                                 8,467       (107,463)
    Changes in operating assets and liabilities:
      Inventories                              15,301,992    (11,163,451)
      Income tax refund receivable              4,569,686          -
      Prepayments and other current assets       (330,872)       521,128
      Other assets                                322,052       (140,757)
      Accounts payable and accrued
        liabilities                            (9,117,109)   (28,294,430)
      Income taxes payable                      3,397,396      6,112,588
      Noncurrent income taxes payable               -           (672,026)
                                               55,925,096     12,233,010
Cash flows from investing activities:
    Capital expenditures                      (14,691,037)   (20,833,531)
    Proceeds from dispositions of
      property and equipment                      426,868        835,001
                                              (14,264,169)   (19,998,530)
Cash flows from financing activities:
    Net notes payable (repayments) borrowings (12,300,000)     8,900,000
    Exercise of employee stock options          1,014,745      1,641,866
    Payment of dividends                       (9,629,060)    (8,460,380)
                                              (20,914,315)     2,081,486

Net change in cash and cash equivalents        20,746,612     (5,684,034)

Cash and cash equivalents at beginning
  of period                                     9,882,533      5,684,034

Cash and cash equivalents at end of period    $30,629,145    $         0

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $   519,738    $   274,449
    Income taxes                               14,217,318     17,275,234

See notes to consolidated condensed financial statements.

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying unaudited con-solidated condensed financial statements contain all adjust-ments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1995, and the results of operations for the three and six months ended February 28, 1995, and 1994, and the cash flows for the six months ended February 28, 1995, and 1994.

         The results of operations for the six month period ended
         February 28, 1995, are not necessarily indicative of the results to be expected for the full year.

    2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

    3. Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The cumulative effect as of September 1, 1993, of adopting SFAS 109 increased net income for the six month period ended February 28, 1994, by approximately $1.1 million or $.02 per share.

         Under SFAS 109, deferred income taxes arise principally from the tax effect of temporary differences between financial reporting and tax bases of property and equipment, merchandise inventories, and accrued liabilities such as accrued insurance costs and deferred incentive compensation.

    4. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on February 28, 1996 and February 13, 1996, respectively. Borrowings under these lines of credit are at a variable interest rate equal to the lower of the bank's prime interest rate minus one-half percent or a rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring February 28, 1996, into either a five, seven, or nine year term loan, at the bank's variable prime rate.

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

    6. The Company's non-qualified stock option plans provide for the granting of options to key employees to purchase shares of common stock at prices not less than the fair market value on the date of grant. Options expire five years from the date of grant and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. All shares available for option as of February 28, 1995, were issuable under the current plan which expires in November 1998, covering a maximum of 2,200,000 shares.

         The following is a summary of transactions under the plans during the six months ended February 28, 1995 and 1994.


                                          Six Months Ended
                           February 28, 1995             February 28, 1994
                      Number of                    Number of
                      shares        Option price   shares        Option price
                      under option  per share      under option  per share

Outstanding-beginning    951,290    $ 5.13-$21.25   1,120,510    $ 5.13-$21.25
    Granted              345,350    $10.25-$13.00     214,800    $16.25-$16.75
    Exercised           (128,690)   $ 5.13-$ 5.88    (156,860)   $ 5.13-$16.63
    Cancelled            (50,110)                     (15,270)
Outstanding-ending     1,117,840    $ 5.88-$21.25   1,163,180    $ 5.13-$21.25



         At February 28, 1995, options to purchase 387,020 shares were exercisable at prices ranging from $5.88 to $21.25 per share, and at February 28, 1994, options to purchase 403,630 shares were exercisable at prices ranging from $5.13 to $16.63 per share.




    7. Interest expense for the six months ended February 28, 1995, was $459,548 and for the six months ended February 28, 1994, was $186,710. During the six months ended February 28, 1994, $95,000 of interest was capitalized as part of the cost of constructing a new distribution facility in West Memphis, Arkansas.

    8. Earnings per common share is based on the weighted average number of shares outstanding during each reporting period. Exercise of outstanding stock options would have no material dilutive effect on earnings per common share.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FINANCIAL CONDITION

     The Company's working capital increased by $20,083,870, from $230,234,774 at August 31, 1994 to $250,318,644 at February 28, 1995.
The principal source of new working capital continued to be the reinvest-ment of a significant portion of the earnings of the Company. The decrease in merchandise inventories during the first six months of fiscal 1995 compared with the increase during the first six months of fiscal 1994 occurred, in part, because the Company purchased less apparel merchandise in anticipation of continued weakness in the sales of apparel. The Company also purchased lower price point apparel as part of an overall price reduction program that began in the second quarter of fiscal 1994 as the Company moved toward an everyday low price strategy. This program was expanded at the start of fiscal 1995 from approximately 1,000 stores to approximately 1,800 stores, and the number of stockkeeping units with price reductions increased from approximately 500 to approximately 2,500. A lesser number of price reductions were taken in the balance of the stores in less competitive markets.

     Capital expenditures for the six months ended February 28, 1995, were approximately $14,691,000, and are currently planned to be approximately $25 million for fiscal 1995. The majority of capital expenditures for fiscal 1995 is directly related to the Company's retail store expansion program. In fiscal 1995, the Company plans to open at least 205 stores and close approximately 15 stores for a net addition of at least 190 stores, compared with the opening of 202 stores and closing of 22 stores for a net addition of 180 stores in fiscal 1994.

     Pursuant to agreements with Winn's Stores, Incorporated in July 1994, November 1994, and December 1994, subsidiaries of the Company acquired the leases on 44 stores and purchased 11 stores from Winn's. Fifty-three of the 55 stores are located in Texas and 2 are located in New Mexico. The Company occupies most of its stores under operating leases. New store opening and closing plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change depending on developments in the economy and other factors.

                            RESULTS OF OPERATIONS

NET SALES

     Net sales increased 5.6% in the quarter ended February 28, 1995, as compared with the quarter ended February 28, 1994, and increased 5.9% in the six month period ended February 28, 1995, as compared with the six month period ended February 28, 1994. The increase was attributable to sales from new stores opened as part of the Company's store expansion program. Sales in existing stores decreased 3.5% in the quarter ended February 28, 1995, as compared with the same period ended February 28, 1994, and decreased 3.0% in the six month period ended February 28, 1995. Sales of apparel continued to weaken in the six months ended February 28, 1995. The Company purchased lower price point apparel as part of its overall price reduction program. This merchandise did not generate anticipated increases in unit movement, causing sales decreases in softline departments. The Company is generally pleased with the results of the price reduction program in hardlines but sales increases in hardlines were more than offset by sales decreases in softlines.

     The comparable store sales decrease for the six months ended February 28, 1995, is also attributable to reduced advertising during this period compared to the prior year. In connection with the Company's shift in its merchandise strategy away from promotional pricing and toward everyday low prices, the Company is reducing the number of advertising circulars in fiscal 1995 from 22 to 15 and eliminating all 7 advertising coupon booklets that were distributed in fiscal 1994. Three advertising circulars and two coupon booklets were eliminated in the first quarter of fiscal 1995, and two coupon booklets were eliminated in the second quarter of fiscal 1995, as compared to the first and second quarters of fiscal 1994, respectively.

     The average number of stores open during the first six months of fiscal 1995 was 9.5% more than during the first six months of fiscal 1994. The Company had 2,327 stores in operation at February 28, 1995, as compared with 2,110 stores in operation at February 28, 1994, representing an increase of approximately 10.3%.

COST OF SALES

     Cost of sales increased 10.0% in the quarter ended February 28, 1995, as compared with the quarter ended February 28, 1994 and increased 9.8% in the six months ended February 28, 1995, as compared with the six months ended February 28, 1994. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 68.5% in the quarter ended February 28, 1995, compared with 65.7% in the quarter ended February 28, 1994, and was 66.6% in the six months ended February 28, 1995, compared with 64.2% in the six months ended February 28, 1994. The increases in the cost of sales percentages for the quarter and six months ended February 28, 1995, were due primarily to the merchandise price reductions that were taken as part of the expansion of the price reduction program and shift toward an everyday low price strategy. These price reductions are expected to continue to increase the cost of sales percentages for the third and fourth quarters of fiscal 1995, as compared to the third and fourth quarters of fiscal 1994. The reduction in sales of apparel, which generally carries a higher margin than hardlines merchandise, as a percentage of net sales also contributed to the increase in the cost of sales percentages for the quarter and six months ended February 28, 1995. The cost of sales percentages also are affected by other changes in the effectiveness of the merchandise procurement programs and product mix, and also by merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 3.7% in the quarter ended February 28, 1995, as compared with the quarter ended February 28, 1994, and 2.0% in the six months ended February 28, 1995, as compared with the six months ended February 28, 1994. The increase in these expenses was primarily attributable to additional costs arising from the continued growth in the number of stores in operation.
Selling, general and administrative expenses, as a percentage of net sales, were 24.8% in the quarter ended February 28, 1995, as compared with 25.3% in the quarter ended February 28, 1994, and were 26.6% in the six months ended February 28, 1995, as compared to 27.6% in the six months ended February 28, 1994. The decrease in the percentage for the quarter and six months ended February 28, 1995, was due to the reduction in advertising, as described under the heading "Net Sales" above, and to the Company's efforts to tightly control store operating costs and corporate overhead expenses. The increased item sales movement resulting from the merchandise price reduction program is expected to continue to increase distribution expenses as the Company handles additional units of lower priced merchandise.

PROVISION FOR TAXES ON INCOME

     The provision for taxes on income for the quarter ended February 28, 1995, decreased 21.1% as compared with the quarter ended February 28, 1994, and for the six months ended February 28, 1995, decreased 10.2%, prior to the effect of adopting Statement of Financial Accounting Standards (SFAS) No. 109 (described in Note 3 to the Consolidated Condensed Financial Statements), as compared with the six months ended February 28, 1994. The variance between the periods is primarily due to the decrease in income before the provision for income taxes. The effective tax rate was 38.9% for the quarter ended February 28, 1995, as compared to 38.4% for the quarter ended February 28, 1994, and was 38.8% for the six months ended February 28, 1994, as compared to 38.4% (prior to the effect of the adoption of SFAS No. 109) for the six months ended February 28, 1994. The increase in the effective rate resulted primarily from increases in state income tax rates.

                      PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on January 19, 1995, stockholders voted to:


    (a) Elect to the Board of Directors of the Company the five nominees named in the Proxy Statement for the Annual Meeting as follows:

                                    Shares            Shares Withholding
       Nominee                    Voting For          Authority to Vote
Leon Levine                       52,469,359               358,750
John D. Reier                     52,439,118               388,991
George R. Mahoney, Jr.            52,471,359               356,750
Thomas R. Payne                   52,556,180               271,929
Mark R. Bernstein                 52,585,900               242,209

    (b)  Ratify the action of the Board of Directors in selecting Price
         Waterhouse as independent accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 31, 1995, with 52,696,966 shares voted for, 51,797 shares against and 79,346 shares abstaining.



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


                                        FAMILY DOLLAR STORES, INC.
                                               (Registrant)

Date:  April 6, 1995                JOHN D. REIER
                                    JOHN D. REIER
                                    (President)

Date:  April 6, 1995                C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    (Senior Vice President-Finance)

Date:  April 6, 1995                ROBYN W. CONNER
                                    ROBYN W. CONNER
                                    (Vice President-Controller
                                    Principal Accounting Officer)