Form 10-Q
period 1995-05-31
FAMILY DOLLAR STORES INC
filed 1995-07-07
CIK 34408

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended May 31, 1995

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

              Class                       Outstanding at June 30, 1995
   Common Stock, $.10 par value                56,719,932 shares

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                                 INDEX


                                                            Page No.

Part I - Financial Information

     Item I - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            May 31, 1995 and August 31, 1994                    2

          Consolidated Condensed Statements of Income -
            Three Months Ended May 31, 1995 and 1994            3

          Consolidated Condensed Statements of Income -
            Nine Months Ended May 31, 1995 and 1994             4

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended May 31, 1995 and 1994             5

          Notes to Consolidated Condensed Financial
            Statements                                        6-7

          Computation of Earnings per Common Share -
            Note 8                                              7

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-10

Part II - Other Information and Signatures

     Item 6 - Exhibits and Reports on Form 8-K                 11

     Signatures                                                11



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                              May 31,       August 31,
                                               1995            1994

                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)       $ 35,365,996    $  9,882,533
  Merchandise inventories                   398,046,774     403,570,733
  Deferred income taxes (Note 3)             15,611,213      12,991,213
  Income tax refund receivable                   -            4,569,686
  Prepayments and other current assets        4,701,591       4,853,416
    Total current assets                    453,725,574     435,867,581

Property and equipment, net                 156,607,712     151,946,323

Other assets                                  4,320,899       5,007,967

                                           $614,654,185    $592,821,871





                   Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 4)                   $     -         $ 12,300,000
  Accounts payable and accrued
    liabilities                             188,421,448     193,332,807
  Income taxes payable                        3,888,061          -
    Total current liabilities               192,309,509     205,632,807

Deferred income taxes (Note 3)               18,259,789      17,016,789

Contingencies (Note 5)

Shareholders' equity (Notes 6 and 8):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 60,171,154 shares at
    May 31, 1995 and 60,039,074
    shares at August 31, 1994                 6,017,115       6,003,907
  Capital in excess of par                   15,514,331      14,484,153
  Retained earnings                         393,902,709     361,033,483
                                            415,434,155     381,521,543
  Less common stock held in treasury,
    at cost (3,452,822 shares at
    May 31, 1995 and August 31, 1994-
    Note 8)                                  11,349,268      11,349,268
      Total shareholders' equity            404,084,887     370,172,275

                                           $614,654,185    $592,821,871

See notes to consolidated condensed financial statements.



              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                                Three Months Ended
                                              May 31,         May 31,
                                               1995            1994

Net sales                                  $379,836,418    $349,211,034

Costs and expenses:
  Cost of sales                             248,576,982     217,657,121
  Selling, general and
    administrative expenses
    (Note 7)                                104,842,114     103,517,720
                                            353,419,096     321,174,841

Income before provision
  for taxes on income                        26,417,322      28,036,193

Provision for taxes on income                10,012,000      10,465,900

Net income                                 $ 16,405,322    $ 17,570,293


Net income per common share
  (Note 8)                                    $0.29           $0.31

Dividends per common share                    $0.10          $0.085


Weighted average number of
  common shares outstanding (Note 8)         56,717,050      56,554,036






See notes to consolidated condensed financial statements.





               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                                Nine Months Ended
                                              May 31,         May 31,
                                               1995            1994

Net sales                                 $1,157,055,574 $1,083,070,436

Costs and expenses:
  Cost of sales                              765,976,744    688,976,950
  Selling, general and
    administrative expenses (Note 7)         311,320,932    306,020,436
                                           1,077,297,676    994,997,386

Income before income taxes and
  cumulative effect of accounting
  change                                      79,757,898     88,073,050

Income taxes                                  30,726,000     33,531,900

Income before cumulative effect
  of accounting change                        49,031,898     54,541,150

Cumulative effect of change in method
  of accounting for income taxes (Note 3)         -           1,139,153

Net income                                  $ 49,031,898   $ 55,680,303


Earnings per common share (Note 8):
  Income before cumulative effect
    of accounting change                      $0.87           $0.97
  Cumulative effect of change in method
    of accounting for income taxes              -               .02

  Net income (Note 8)                         $0.87           $0.99


Dividends per common share                    $0.285         $0.245


Weighted average number of
  common shares outstanding (Note 8)         56,669,293      56,467,955



See notes to consolidated condensed financial statements.




               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                  Nine Months Ended
                                                May 31,        May 31,
                                                 1995           1994

Cash flows from operating activities:
  Net income                                  $49,031,898    $55,680,303
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              16,506,746     14,200,506
    Deferred income taxes                      (1,377,000)    (1,924,541)
    Gain on disposition of property
      and equipment                                (2,030)       (77,450)
    Changes in operating assets and liabilities:
      Inventories                               5,523,959    (13,297,770)
      Income tax refund receivable              4,569,686          -
      Prepayments and other current assets        151,825        694,824
      Other assets                                687,068       (304,961)
      Accounts payable and accrued
        liabilities                            (5,773,480)   (12,925,271)
      Income taxes payable                      3,888,061      3,713,633
      Noncurrent income taxes payable               -         (1,008,039)
                                               73,206,733     44,751,234
Cash flows from investing activities:
    Capital expenditures                      (21,783,944)   (34,267,225)
    Proceeds from dispositions of
      property and equipment                      617,839      1,196,522
                                              (21,166,105)   (33,070,703)
Cash flows from financing activities:
    Net notes payable repayments              (12,300,000)         -
    Exercise of employee stock options          1,043,386      2,371,021
    Payment of dividends                      (15,300,551)   (13,263,663)
                                              (26,557,165)   (10,892,642)

Net change in cash and cash equivalents        25,483,463        787,889

Cash and cash equivalents at beginning
  of period                                     9,882,533      5,684,034

Cash and cash equivalents at end of period    $35,365,996    $ 6,471,923

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $   545,826    $   377,035
    Income taxes                               23,301,112     30,709,613


See notes to consolidated condensed financial statements.

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying unaudited con-solidated condensed financial statements contain all adjust-ments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1995, and the results of operations for the three and nine months ended May 31, 1995, and 1994, and the cash flows for the nine months ended May 31, 1995, and 1994.

         The results of operations for the nine month period ended May 31, 1995, are not necessarily indicative of the results to be expected for the full year.

    2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

    3. Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The cumulative effect as of September 1, 1993, of adopting SFAS 109 increased net income for the nine month period ended May 31, 1994, by approximately $1.1 million or $.02 per share.

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

    5. The Internal Revenue Service has examined the Company's consolidated 1991 and 1992 federal income tax returns and has rendered a report and assessment as a result of the examination. The Company appealed the findings of the report and all issues have been resolved except for the timing of the Company's deduction for inventory shrinkage. The Company filed a petition in U.S. Tax Court in April 1995 regarding this issue. Although the ultimate outcome of this issue cannot presently be determined, the Company believes that any impact on its financial statements will not be material.

6. The Company's non-qualified stock option plans provide for the granting of options to key employees to purchase shares of common stock at prices not less than the fair market value on the date of grant. Options expire five years from the date of grant and are ex-ercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniver-sary dates on a cumulative basis. All shares available for option as of May 31, 1995, were issuable under the current plan which expires in November 1998, covering a maximum of 2,200,000 shares.

         The following is a summary of transactions under the plans during the nine months ended May 31, 1995 and 1994.

                                         Nine Months Ended
                               May 31, 1995                May 31, 1994
                      Number of                    Number of
                      shares        Option price   shares        Option price
                      under option  per share      under option  per share
Outstanding-beginning    951,290    $ 5.13-$21.25   1,120,510    $ 5.13-$21.25
    Granted              388,550    $10.25-$13.00     218,800    $14.25-$16.75
    Exercised           (132,080)   $ 5.13-$ 6.13    (225,030)   $ 5.13-$16.63
    Cancelled            (56,440)                    (144,330)
Outstanding-ending     1,151,320    $ 5.88-$21.25     969,950    $ 5.13-$21.25



         At May 31, 1995, options to purchase 389,615 shares were exercisable at prices ranging from $5.88 to $21.25 per share, and at May 31, 1994, options to purchase 325,950 shares were exercisable at prices ranging from $5.13 to $20.50 per share.



    7. Interest expense for the nine months ended May 31, 1995, was $478,136 and for the nine months ended May 31, 1994, was $186,710. During the nine months ended May 31, 1994, $196,720 of interest was capitalized as part of the cost of constructing a new distribution facility in West Memphis, Arkansas.

    8. Earnings per common share is based on the weighted average number of shares outstanding during each reporting period. Exercise of outstanding stock options would have no material dilutive effect on earnings per common share.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FINANCIAL CONDITION

     The Company's working capital increased by $31,181,291, from $230,234,774 at August 31, 1994 to $261,416,065 at May 31, 1995. The
principal source of new working capital continued to be the reinvestment of a significant portion of the earnings of the Company. The Company's merchandise inventories decreased slightly during the first nine months of fiscal 1995, compared to a slight increase during the first nine months of fiscal 1994. During the third quarter of fiscal 1994, the stocking of the Company's West Memphis, Arkansas distribution facility, which was opened in May 1994, contributed to a temporary increase in inventories. During 1995, the Company purchased lower price point apparel, thereby reducing apparel inventory on a per store basis, in conjunction with an overall price reduction program that began in the second quarter of fiscal 1994 as the Company moved toward an everyday low price strategy. This program was expanded at the start of fiscal 1995 from approximately 1,000 stores to 1,800 stores, and the number of stockkeeping units with price reductions increased from approximately 500 to approximately 2,500. A lesser number of price reductions were taken in the balance of the stores in less competitive markets.

     Capital expenditures for the nine months ended May 31, 1995, were approximately $21,784,000, and are currently planned to be approximately $25 million for fiscal 1995. The majority of capital expenditures for fiscal 1995 is directly related to the Company's retail store expansion program. In fiscal 1995, the Company plans to open at least 210 stores and close approximately 10 stores for a net addition of at least 200 stores, compared with the opening of 202 stores and closing of 22 stores for a net addition of 180 stores in fiscal 1994.

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

                            RESULTS OF OPERATIONS

NET SALES

     Net sales increased 8.8% in the quarter ended May 31, 1995, as compared with the quarter ended May 31, 1994, and increased 6.8% in the nine month period ended May 31, 1995, as compared with the nine month period ended May 31, 1994. The increase was attributable to sales from new stores opened as part of the Company's store expansion program. Sales in existing stores decreased 0.2% in the quarter ended May 31, 1995, as compared with the same period ended May 31, 1994, and decreased 2.1% in the nine month period ended May 31, 1995. Sales of apparel were weaker in the quarter and nine months ended May 31, 1995, compared to the same periods last year. The Company's lower price point apparel, purchased as part of its overall price reduction program, has not generated planned unit movement increases, contributing to sales declines in softlines departments. The Company is generally pleased with the results of the price reduction program in hardlines but sales increases in hardlines were offset by sales decreases in softlines.

     The comparable store sales decreases for the quarter and nine months ended May 31, 1995, are also attributable to reduced advertising during these periods compared to the prior year. In connection with the Company's shift in its merchandise strategy away from promotional pricing and toward everyday low prices, the Company is reducing the number of advertising circulars in fiscal 1995 from 22 to 15 and eliminating all 7 advertising coupon booklets that were distributed in fiscal 1994. Three advertising circulars and two coupon booklets were eliminated in the first quarter of fiscal 1995, two coupon booklets were eliminated in the second quarter of fiscal 1995, and two circulars and two coupon booklets were eliminated in the third quarter of fiscal 1995, as compared to the same quarters of fiscal 1994, respectively.

    The average number of stores open during the first nine months of fiscal 1995 was 9.7% more than during the first nine months of fiscal 1994. The Company had 2,374 stores in operation at May 31, 1995, as compared with 2,152 stores in operation at May 31, 1994, representing an increase of approximately 10.3%.

COST OF SALES

    Cost of sales increased 14.2% in the quarter ended May 31, 1995, as compared with the quarter ended May 31, 1994 and increased 11.2% in the nine months ended May 31, 1995, as compared with the nine months ended May 31, 1994. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.4% in the quarter ended May 31, 1995, compared with 62.3% in the quarter ended May 31, 1994, and was 66.2% in the nine months ended May 31, 1995, compared with 63.6% in the nine months ended May 31, 1994. The increases in the cost of sales percentages for the quarter and nine months ended May 31, 1995, were due primarily to the merchandise price reductions that were taken as part of the expansion of the price reduction program and shift toward an everyday low price strategy.

These price reductions are expected to continue to increase the cost of sales percentage for the fourth quarter of fiscal 1995, as compared to the fourth quarter of fiscal 1994. The reduction in sales of apparel, which generally carries a higher margin than hardlines merchandise, as a percentage of net sales also contributed to the increase in the cost of sales percentages for the quarter and nine months ended May 31, 1995. The cost of sales percentages also are affected by other changes in the effectiveness of the merchandise procurement programs and product mix, and also by merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 1.3% in the quarter ended May 31, 1995, as compared with the quarter ended May 31, 1994, and 1.7% in the nine months ended May 31, 1995, as compared with the nine months ended May 31, 1994. The increases in these expenses were due to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 27.6% in the quarter ended May 31, 1995, as compared with 29.6% in the quarter ended May 31, 1994, and were 26.9% in the nine months ended May 31, 1995, as compared to 28.3% in the nine months ended May 31, 1994. The decreases in these percentages for the quarter and nine months ended May 31, 1995, were due to the reduction in advertising, as described under the heading "Net Sales" above, and to the Company's efforts to tightly control store operating costs and corporate overhead expenses. The increased item sales movement resulting from the merchandise price reduction program is expected to continue to increase distribution expenses as the Company handles additional units of lower priced merchandise.

PROVISION FOR TAXES ON INCOME

    The provision for taxes on income for the quarter ended May 31, 1995, decreased 4.3% as compared with the quarter ended May 31, 1994, and for the nine months ended May 31, 1995, decreased 8.4%, prior to the effect of adopting Statement of Financial Accounting Standards
(SFAS) No. 109 (described in Note 3 to the Consolidated Condensed Financial Statements), as compared with the nine months ended May 31, 1994. The variance between the periods is primarily due to the decrease in income before the provision for income taxes. The effective tax rate was 37.9% for the quarter ended May 31, 1995, as compared to 37.3% for the quarter ended May 31, 1994, and was 38.5% for the nine months ended May 31, 1994, as compared to 38.1% (prior to the effect of the adoption of SFAS No. 109) for the nine months ended May 31, 1994. The increase in the effective rate resulted primarily from increases in state income tax rates.

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

                                        FAMILY DOLLAR STORES, INC.
                                               (Registrant)

Date:  July 7, 1995                 JOHN D. REIER
                                    JOHN D. REIER
                                    (President)


Date:  July 7, 1995                 C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    (Senior Vice President-Finance)


Date:  July 7, 1995                 ROBYN W. CONNER
                                    ROBYN W. CONNER
                                    (Vice President-Controller
                                    Principal Accounting Officer)