Form 10-K
period 1995-08-31
FAMILY DOLLAR STORES INC
filed 1995-11-22
CIK 34408

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                 For the fiscal year ended August 31, 1995

                        Commission File No. 1-6807

                        FAMILY DOLLAR STORES, INC.
           (Exact name of registrant as specified in its charter)

       Delaware                                   56-0942963
(State of incorporation)            (I.R.S. Employer Identification Number)

10401 Old Monroe Road, Matthews, North Carolina                     28105
(Address of principal executive offices)                       (Zip Code)

           P. O. Box 1017, Charlotte, North Carolina  28201-1017
                             (Mailing address)
Registrant's telephone number, including area code           (704) 847-6961
Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
     Title of each class                     on which registered
     Common Stock, $.10 Par Value           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        X

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 10, 1995, was approximately $748,800,000.

The number of shares of the registrant's Common Stock outstanding as of November 10, 1995, was 56,784,612.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated Documents
(To the extent indicated herein)              Location in Form 10-K
Annual Report to Stockholders for the         Part II (Items 5, 6, 7 and 8)
fiscal year ended August 31, 1995             Part IV (Item 14)

Proxy Statement dated November 22, 1995       Part III (Items 10, 11, 12
for the Annual Meeting of Stockholders                  and 13)

                                   PART I
ITEM 1.  BUSINESS

          The original predecessor of Family Dollar Stores, Inc., was organized in 1959 to operate a self-service retail store in Charlotte, North Carolina. In subsequent years, additional stores were opened, and separate corporations generally were organized to operate these stores. Family Dollar Stores, Inc. (together with its subsidiaries referred to herein as the "Company"), was incorporated in Delaware in 1969, and all existing corporate entities became wholly-owned subsidiaries. Additional stores continued to be opened and operated in wholly-owned subsidiaries organized in the states where the stores were located. Four wholly-owned subsidiaries organized as North Carolina corporations provide distribution, trucking, operations, marketing and other services to the Company.

          The Company now operates a chain of self-service retail discount stores. As of November 1, 1995, there were 2,451 stores in 38 states and the District of Columbia as follows:



Texas             234   Indiana            82   Iowa                   15
North Carolina    209   Illinois           78   Delaware               13
Georgia           167   West Virginia      73   Connecticut             9
Ohio              153   New York           70   Nebraska                8
Florida           143   Mississippi        64   Colorado                8
Virginia          125   Missouri           49   Rhode Island            7
Tennessee         119   Arkansas           45   Minnesota               6
South Carolina    111   Maryland           42   New Mexico              5
Alabama           106   Oklahoma           40   New Hampshire           3
Pennsylvania      101   Massachusetts      32   Vermont                 3
Kentucky           98   Wisconsin          23   District of Columbia    1
Louisiana          84   Kansas             21   South Dakota            1
Michigan           84   New Jersey         18   Maine                   1


          The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 1,759 stores on August 31, 1991; 1,885 stores on August 31, 1992; 2,035 stores on August 31, 1993;
2,215 stores on August 31, 1994; and 2,416 stores on August 31, 1995.

          During the fiscal year ended August 31, 1995, 12 stores were closed, 10 stores were relocated within the same shopping center or market area and 18 stores were expanded in size. In addition, the Company contin-ued its program of periodic improvements in selected existing stores. All of the stores are occupied under leases, except 144 stores owned by the Company. (See "Properties" herein.) The Company has announced plans to open approximately 235 stores and close approximately 35 stores during the current fiscal year. Such plans are continually reviewed and subject to change depending on economic conditions and other factors. From September 1, 1995, through November 1, 1995, the Company opened 41 new stores, closed 6 stores and expanded 1 store. All stores opening in the fiscal year ending August 31, 1996, will have a new interior store layout that features increased emphasis on promotional goods, improved presentation of merchandise, lower fixtures and wider aisles for an attractive, customer-friendly shopping environment. Ten existing stores have been remodeled to the new prototype, and the Company will consider remodeling additional stores in the second half of the fiscal year.

          As of November 1, 1995, the Company had in the aggregate approxi-mately 18,600,000 square feet of total store space (including receiving rooms and other non-selling areas). The typical store has approximately 6,000 to 8,000 square feet of total area. The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available. As of November 1, 1995, there were approximately 1,275 stores located in communities with populations of less than 15,000; approximately 460 stores in communities with populations of 15,000 to 50,000; and approximately 716 stores in communities with populations of over 50,000. All stores are similar in appearance and display highly visible red and white "Family Dollar Stores" or "Family Dollar" signs.

          The Company's stores are operated on a self-service, cash-and-carry basis, and low overhead permits the sale of merchandise at a relatively moderate markup. During the fiscal year ended August 31, 1994, in the face of increasing competition, the Company began to change its merchandising strategy away from promotional pricing and towards everyday low prices. In December 1993, prices were reduced on a limited number of items in 400 stores and in June 1994, this program was expanded to 1,000 stores. In September and October 1994, the number of stores with merchandise at reduced prices increased to 1,800, and the number of stockkeeping units with price reductions increased from approximately 500 to approximately 2,500. A lesser number of price reductions were taken in the balance of the stores in less competitive markets. No single store accounted for more than one-fifth of one percent of sales during the fiscal year ended August 31, 1995. Most of the stores are open six evenings a week, and many remain open on Sunday afternoons.

          The stores offer a variety of merchandise including men's, women's, boys', girls' and infants' clothing, shoes, household products, health and beauty aids, domestics, toys, school supplies, candy and snack food, electronics, housewares, paint and automotive supplies. During the fiscal year ended August 31, 1995, soft goods, including wearing apparel, shoes, linens, blankets, bedspreads and curtains, accounted for approx-imately 39 percent of the Company's sales. During the fiscal year ended August 31, 1995, nationally advertised brand merchandise accounted for approximately 25 percent of sales, Family Dollar label merchandise accounted for approximately 6 percent of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. Irregular merchandise accounted for approximately 2 percent of sales during such period. The Company does not accept credit cards or extend credit.

          The Company has a policy of uniform pricing of items in the majority of its stores. A zone pricing system in which selected merchandise in stores in less competitive markets carries higher prices is utilized in approximately 250 stores. The Company advertises through circulars which are inserted in newspapers or mailed directly to consumers' residences, and also advertises to a limited degree in newspapers and on radio in portions of its operating area. As part of the Company's plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended August 31, 1995, the number of advertising circulars distributed to consumers' homes was cut from 22 to 15. All seven adver-tising coupon booklets that were distributed in the fiscal year ended
August 31, 1994, also were eliminated.  In the fiscal year ending
August 31, 1996, the plan is to reduce the number of advertising circulars distributed to consumers' homes from 15 to 14, and to again distribute no coupon booklets. Advertising circulars that are passed out in the stores will be utilized. An unadvertised internal maximum price policy is followed, and the policy currently is to price most items of merchandise under $17.99. In the fiscal year ended August 31, 1995, as part of the Company's emphasis on the sale of lower priced merchandise, the Company reduced the average price point of merchandise sold in its stores.

          The Company purchases its merchandise from approximately 1,400 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise. Approximately 55 percent of the merchandise is manufactured in the United States and substantially all such merchandise is purchased directly from the manufacturer. Purchases of imported merchandise are made directly from the manufacturer or from importers. No single supplier accounted for more than 2.5 percent of the merchandise sold by the Company in the fiscal year ended August 31, 1995. Each of the Company's 17 buyers specializes in the purchase of specific categories of goods.

          During the fiscal year ended August 31, 1995, approximately
2.5 percent of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer. Most of the balance of the merchandise was received at the Company's Distribution Centers in Matthews, North Carolina, and West Memphis, Arkansas. Merchandise is delivered to the stores from the Distribution Centers in Matthews and West Memphis by Company-owned trucks and by common and contract carriers. During the last fiscal year, approximately 65 percent of the merchandise delivered was by common or contract carriers. The average distance between the Distribution Center in Matthews and the approximately 1,516 stores served by that facility on August 31, 1995, is approximately 390 miles. The average distance between the Distribution Center in West Memphis and the approximately 900 stores served by that facility on August 31, 1995, is approximately 440 miles.

          The Company also operates satellite distribution buildings in Salisbury, North Carolina, and Memphis, Tennessee. High volume, bulk items of merchandise are shipped by vendors directly to these facilities and then delivered to the stores by contract carriers. During the fiscal year ended August 31, 1995, the Company also utilized public freight handlers to a limited degree to receive from vendors, store and then ship to the Company's stores selected merchandise.

          The business in which the Company is engaged is highly competi-tive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national and local retailing estab-lishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, warehouse stores and other stores. Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates. The relatively small size of the Company's stores permits the Company to open new units in rural areas and small towns, as well as in large urban centers, in locations convenient to the Company's low and low-middle income customer base. As the Company's sales are focused on low priced, basic merchandise, the stores offer customers a reasonable selection of competitively priced merchandise within a relatively narrow range of price points.

          Generally, in a typical store the highest monthly volume of sales occurs in December, and the lowest monthly volume of sales occurs in January and February.

          The Company maintains a substantial variety and depth of basic and seasonal merchandise inventory in stock in its stores (and in distribution centers for weekly store replenishment) to attract customers and meet their shopping needs. Vendors' trade payment terms are negotiated to help finance the cost of carrying this inventory. The Company must balance the value of maintaining high inventory levels to meet customers' demands with the cost of having inventories at levels that exceed such demands and that must be marked down in price in order to sell.

          The Company has registered with the U. S. Patent and Trademark Office the name "Family Dollar Stores" as a service mark.

          On August 31, 1995, the Company had approximately 10,000 full-time employees and approximately 8,500 part-time employees. Approximately 900 additional employees were hired on a temporary basis for the 1994 Christmas season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES

          As of November 1, 1995, the Company operated 2,451 stores in 38 states and the District of Columbia. See "Business" herein. With the exception of 144 stores owned by the Company, all of the Company's stores were occupied under lease. Most of the leases are for fixed rentals.
A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.

          Of the Company's 2,307 leased stores at November 1, 1995, all but 97 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods. The following table sets forth certain data, as of November 1, 1995, concerning the expiration dates of all leases with renewal options:

                      Approximate Number of        Approximate Number of
                        Leases Expiring              Leases Expiring
                      Assuming No Exercise        Assuming Full Exercise
     Fiscal Years      of Renewal Options           of Renewal Options

     1996                     358                              0
     1997-1999              1,338                              4
     2000-2002                412                             74
     2003-2005                 99                            153
     2006 and thereafter        3                          1,979



          Of the 144 Company-owned stores, 18 are located in Texas, 16 in North Carolina, 13 each in Georgia and Virginia, 12 in Indiana, 11 in Illinois, 8 in Tennessee, 7 in Michigan, 6 in Ohio, 5 each in Alabama and Arkansas, 4 each in South Carolina, West Virginia, Florida, Kentucky and Louisiana, 3 in Mississippi, 2 each in Iowa and Oklahoma and one each in New Jersey, Missouri and Kansas. In these owned stores, there are approximately 1,150,000 total square feet of space.

          The Company also owns its Executive Offices and Distribution Center which are located on a 64.5 acre tract of land in Matthews, North Carolina, just outside of Charlotte, in a building containing approximately 810,000 square feet of which approximately 740,000 square feet are used for the Distribution Center which includes receiving, warehousing and shipping facilities, and approximately 70,000 square feet are used for Executive Offices.

          During the fiscal year ended August 31, 1995, the Company leased buildings in Salisbury, North Carolina (approximately 300,000 square feet) and Memphis, Tennessee (approximately 270,000 square feet) to serve as satellite distribution facilities, and a buiding in Charlotte, North Carolina (approximately 57,000 square feet) to serve as a reclamation facility for merchandise returned from the stores. These leases continue in effect in the fiscal year ending August 31, 1996.

          In 1992, the Company purchased a 75 acre parcel of land in West Memphis, Arkansas, and construction began in 1993 on a 550,000 square foot full-service distribution center. This facility became operational in the spring of 1994, and currently serves approximately 900 stores. The approximate $25 million cost for the land, building and equipment was financed with cash flow from current operations and short-term borrowing under the Company's bank lines of credit. In October 1995, construction began on a 300,000 square foot addition to this facility. It is presently anticipated that construction will be completed by the end of the Company's fiscal year on August 31, 1996. The estimated $15 million cost for the expansion and the related equipment is expected to be financed in the same manner as the financing of the original facility.

          The Company owns and operates a fleet of tractor-trailers and trucks to distribute its merchandise.

ITEM 3.   LEGAL PROCEEDINGS

          The Company knows of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted during the fourth quarter of the fiscal year ended August 31, 1995, to a vote of security holders through the solicitation of proxies or otherwise.


ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

          The following information is furnished with respect to each of the executive officers of the Company as of November 1, 1995:



        Name                       Position and Office             Age

   Leon Levine (1)                Chairman of the Board             58
                                   and Treasurer

   John D. Reier (2)              President                         55

   George R. Mahoney, Jr. (3)     Executive Vice President -        53
                                   General Counsel and Secretary

   R. David Alexander, Jr. (4)    Senior Vice President -           38
                                   Distribution and
                                   Transportation

   Albert S. Rorie (5)            Senior Vice President -           45
                                   Data Processing

   C. Martin Sowers (6)           Senior Vice President -           37
                                   Finance

   Phillip W. Thompson (7)        Senior Vice President -           46
                                   Store Operations

   Edward L. Zimmerlin (8)        Senior Vice President -           48
                                   Merchandising and
                                   Advertising

   Daniel R. Burns (9)            Vice President -                  48
                                   Loss Prevention

   Terry A. Cozort (10)           Vice President -                  52
                                   Human Resources



   Owen R. Humphrey (11)          Vice President -                  54
                                   Distribution and
                                   Transportation

   Gilbert A. LaFare (12)         Vice President-                   49
                                   Real Estate

   Edgar L. Paxton (13)           Vice President -                  53
                                   Advertising and
                                   Sales Promotion

   Kenneth T. Smith (14)          Vice President -                  33
                                   Controller




   (1) Mr. Leon Levine founded the Company's business in 1959 and was its President, Chief Executive Officer and Treasurer from 1959 until September 1977 when he was elected Chairman of the Board, Chief Executive Officer and Treasurer.

   (2) Mr. John D. Reier was employed by the Company as Senior Vice President-General Merchandise Manager in August 1987, and was promoted to Senior Vice President-Merchandising and Advertising in that month. He was elected President in November 1994.

   (3) Mr. George R. Mahoney, Jr. was employed by the Company as General Counsel in October 1976. He was elected Vice President-General Counsel and Secretary in April 1977, Senior Vice President-General Counsel and Secretary in January 1984 and Executive Vice President-General Counsel and Secretary in October 1991.

   (4) Mr. R. David Alexander, Jr. was employed by the Company as Senior Vice President-Distribution and Transportation in August 1995. Prior to his employment by the Company, he was employed by Northern Automotive Co., Inc., a chain of discount automotive supply stores, from June 1993 to August 1995, where he was Senior Vice President-Distribution and Transportation. Prior to his employment by Northern Automotive Co., Inc., he was employed by Best Products Co., Inc., a chain of catalogue showroom stores, from June 1985 to May 1993 where he was Senior Vice President-Distribution and Transportation.

   (5) Mr. Albert S. Rorie was employed by the Company in various capacities in the Data Processing area from March 1973 through January 1981, including employment as Director of Data Processing. Mr. Rorie was self-employed as a data processing consultant from January 1981 through May 1982, when he rejoined the Company and was elected Vice President-Data Processing. He was elected Senior Vice President-Data Processing in January 1988.

   (6) Mr. C. Martin Sowers was employed by the Company as an Accountant in October 1984 and was promoted to Assistant Controller in January 1985. He was elected Controller in January 1986, Vice President-Controller in July 1989 and Senior Vice President-Finance in December 1991.

   (7) Mr. Phillip W. Thompson was employed by the Company in January 1984 in the Store Operations Department. He was elected Vice President-Store Operations in January 1985, and Senior Vice President-Store Operations in January 1992.

   (8) Mr. Edward L. Zimmerlin was employed by the Company in March 1995 as Senior Vice President-Merchandising and Advertising. For more than five years prior to his employment by the Company, he was employed by Hills Stores, a chain of discount stores, where he was Vice President-Merchandising.

   (9) Mr. Daniel R. Burns was employed by the Company as Vice President-Loss Prevention in October 1994. For more than five years prior to his employment by the Company, he was employed by Kay-Bee Toy Stores where he was Vice President-Loss Prevention and Shortage Control.

  (10) Mr. Terry A. Cozort was employed by the Company as Director of Human Resources in April 1988. He was elected Vice
         President-Human Resources in July 1989.

  (11) Mr. Owen R. Humphrey was employed by the Company in August 1979, and was promoted to Distribution Center Operations Manager in December 1983. Mr. Humphrey was promoted to Director of Distribution in January 1988, and was elected Vice President-Distribution and Transportation in July 1989.

  (12) Mr. Gilbert A. LaFare was employed by the Company in August 1992 as Vice President-Real Estate. For more than five years prior to his employment by the Company, he was Vice President-Real Estate with Little Caesars Enterprises, Inc., a restaurant chain.

  (13) Mr. Edgar L. Paxton was employed by the Company in December 1985 as Director of Advertising. He was elected Vice
         President-Advertising and Sales Promotion in January 1988.

  (14) Mr. Kenneth T. Smith was employed by the Company as a financial analyst in October 1990. Mr. Smith was promoted to Director of Information Services-Operations in February 1992 and to Director of Accounting in October 1992. He was elected Vice President-Controller in October 1995.



          All executive officers of the Company are elected by and serve at the pleasure of the Board of Directors.

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1995, on page 16 under the captions "Market Price and Dividend Information" and "Market Prices and Dividends" and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1995, on pages 14 and 15 under the caption "Summary of Selected Financial Data" and is incorporated herein by reference. The Company did not have any long-term debt at the end of each of its last five fiscal years.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1995, on pages 14 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1995, on pages 17 through 24 and is incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item as to Directors is included in the Company's proxy statement dated November 22, 1995, on pages 5 and 6 under the caption "Election of Directors" and is incorporated herein by reference. The information required by this item as to executive officers is included in Item 4A in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is included in the Company's proxy statement dated November 22, 1995, on pages 6 through 12 under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is included in the Company's proxy statement dated November 22, 1995, on pages 3 and 4 under the caption "Ownership of the Company's Securities" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is included in the Company's proxy statement dated November 22, 1995, on page 12 under the caption "Related Transactions" and is incorporated herein by reference.




                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1 and 2.  Financial Statements and Financial Statement Schedules:

          The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries which are incorporated by reference to the Annual Report to Stockholders for the fiscal year ended August 31, 1995, are set forth in the index on page 16 of this report.

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the consolidated financial statements, and therefore, have been omitted.

          The financial statements of Family Dollar Stores, Inc. (Parent Company) are omitted because the registrant is primarily an operating company and all subsidiaries included in the consoli-dated financial statements being filed, in the aggregate, do not have minority equity and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets as shown by the most recent year-end consolidated balance sheet.

          3.  Exhibits:

          Exhibits incorporated by reference:


          3(a)(i) Certificate of Incorporation, dated November 24, 1969, (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1, No. 2-35468).

             (ii) Certificate of Amendment, dated February 2, 1972, of Certificate of Incorporation (filed as Exhibit 3(a)(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1980).

            (iii) Certificate of Amendment, dated January 23, 1979, of Certificate of Incorporation (filed as Exhibit 2 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1979).

             (iv) Certificate of Amendment, dated January 20, 1983, of Certificate of Incorporation (filed as Exhibit 4(iv) to the Company's Registration Statement on Form S-3, No. 2-85343).

              (v) Certificate of Amendment, dated January 16, 1986, of Certificate of Incorporation (filed as Exhibit 3(a)(v) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1986).

             (vi) Certificate of Amendment, dated January 15, 1987, of Certificate of Incorporation (filed as Exhibit 3(a)(vi) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1987).

           (b)       By-Laws, as amended as of November 6, 1987 (filed as
                     Exhibit 3(b) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1987).

  *    10     (i)    Incentive Profit Sharing Plan (filed as Exhibit 13(b)
                     to the Company's Registration Statement on Form S-1,
                     No. 2-35468).

  *    10    (ii)    1979 Non-Qualified Stock Option Plan, amended as of
                     April 17, 1991 (filed as Exhibit 10(vii) to the
                     Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1991).

  *    10   (iii)    1989 Non-Qualified Stock Option Plan, amended as of
                     April 17, 1991 (filed as Exhibit 10(viii) to the
                     Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1991).

  *    10    (iv)    Savings and Retirement Plan and Trust of Family Dollar
                     Stores, Inc. adopted as of August 1, 1986 (filed as
                     Exhibit 10(ix) to the Company's Form 10-K (File No.
                     1-6807) for the year ended August 31, 1986).

  *    10     (v)    Amendment No. One dated August 18, 1988, to Savings
                     and Retirement Plan and Trust of Family Dollar Stores,
                     Inc. adopted August 1, 1986 (filed as Exhibit 10 (xi) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1988).

       10    (vi)    Revolving/Term Loan Agreement dated as of February 28,
                     1993, between the Company and NationsBank of North
                     Carolina, N.A., as amended by letter agreement dated
                     March 31, 1993 (filed as Exhibit 10(vii) to the
                     Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1993).

  *    10   (vii)    Employment Agreement dated November 10, 1994, between
                     the Company and John D. Reier (filed as Exhibit 10
                     (viii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1994).



       Exhibits filed herewith:

  *    10  (viii)    Family Dollar Employee Savings and Retirement Plan and
                     Trust, amended and restated as of January 1, 1987.

       11            Statement Re:  Computations of Per Share Earnings.

       13 Annual Report to Stockholders for the fiscal year ended August 31, 1995 (only those portions specifically incorporated by reference herein shall be deemed filed).

       21            Subsidiaries of the Company.

       27            Financial Data Schedule



       *  Exhibit represents a management contract or compensatory plan.


    (b) No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES


                                   Index



The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries together with the report of Price Waterhouse LLP incorporated in this report appear on the following pages of the Annual Report to Stockholders for the fiscal year ended August 31, 1995.


                                                      Page of the
                                                     Annual Report

        Report of Independent Accountants                 17

        Consolidated Statements of Income                 17

        Consolidated Balance Sheets                       18

        Consolidated Statements of Shareholders'
        Equity                                            19

        Consolidated Statements of Cash Flows             20

        Notes to Consolidated Financial Statements       21-24


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FAMILY DOLLAR STORES, INC.
                                      (Registrant)


Date  November 16, 1995               By   LEON LEVINE
                                           LEON LEVINE
                                           Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                          Title                      Date

LEON LEVINE                 Chairman of the Board and    November 16, 1995
LEON LEVINE                 Director (Chief Executive
                            Officer and Chief Financial
                            Officer)

JOHN D. REIER               President and Director       November 16, 1995
JOHN D. REIER


GEORGE R. MAHONEY, JR.      Executive Vice President     November 16, 1995
GEORGE R. MAHONEY, JR.      and Director


C. MARTIN SOWERS            Senior Vice President-       November 16, 1995
C. MARTIN SOWERS            Finance


KENNETH T. SMITH            Vice President-Controller    November 16, 1995
KENNETH T. SMITH            (Principal Accounting
                            Officer)


THOMAS R. PAYNE             Director                     November 16, 1995
THOMAS R. PAYNE


MARK R. BERNSTEIN           Director                     November 16, 1995
MARK R. BERNSTEIN


JAMES H. HANCE, JR.         Director                     November 16, 1995
JAMES H. HANCE, JR.