Form 10-Q
period 1995-11-30
FAMILY DOLLAR STORES INC
filed 1996-01-11
CIK 34408

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 30, 1995

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

              Class                    Outstanding at December 31, 1995
   Common Stock, $.10 par value                56,797,522 shares

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                                 INDEX


                                                            Page No.

Part I - Financial Information

     Item I - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            November 30, 1995 and August 31, 1995               2

          Consolidated Condensed Statements of Income -
            Three Months Ended November 30, 1995 and 1994       3

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended November 30, 1995 and 1994       4

          Notes to Consolidated Condensed Financial
            Statements                                        5-6

          Computation of Net Income per Common Share -
            Note 7                                              6

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    7-9

Part II - Other Information and Signatures

     Item 6 - Exhibits and Reports on Form 8-K                 10

     Signatures                                                10



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                           November 30,     August 31,
                                               1995            1995

                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)       $  9,995,721    $  8,852,631
  Merchandise inventories                   477,722,751     443,445,448
  Deferred income taxes                      16,698,749      16,415,749
  Prepayments and other current assets       10,535,776       6,315,880
    Total current assets                    514,952,997     475,029,708

Property and equipment, net                 161,524,925     156,640,224

Other assets                                  4,314,193       4,563,835

                                           $680,792,115    $636,233,767





                   Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 3)                   $ 32,300,000    $     -
  Accounts payable and accrued
    liabilities                             203,726,099     207,970,292
  Income taxes payable                        9,483,341       2,387,562
    Total current liabilities               245,509,440     210,357,854

Deferred income taxes                        18,125,325      18,125,325

Contingencies (Note 4)

Shareholders' equity (Notes 5 and 7):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 60,240,104 shares at
    November 30, 1995 and 60,196,664
    shares at August 31, 1995                 6,024,010       6,019,666
  Capital in excess of par                   16,348,787      15,774,431
  Retained earnings                         406,133,821     397,305,759
                                            428,506,618     419,099,856
  Less common stock held in treasury,
    at cost (3,452,822 shares at
    November 30, 1995 and August 31, 1995 -
    Note 7)                                  11,349,268      11,349,268
      Total shareholders' equity            417,157,350     407,750,588

                                           $680,792,115    $636,233,767

See notes to consolidated condensed financial statements.




              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                                Three Months Ended
                                           November 30,    November 30,
                                               1995            1994

Net sales                                  $396,164,559    $356,292,199

Costs and expenses:
  Cost of sales                             258,953,488     228,941,174
  Selling, general and
    administrative expenses
    (Note 6)                                113,506,302     101,884,637
                                            372,459,790     330,825,811

Income before provision
  for taxes on income                        23,704,769      25,466,388

Provision for taxes on income                 9,197,000       9,880,000

Net income                                 $ 14,507,769    $ 15,586,388


Net income per common share
  (Note 7)                                    $0.26           $0.28

Dividends per common share                    $0.10          $0.085


Weighted average number of
  common shares outstanding (Note 7)         56,766,702      56,599,125






See notes to consolidated condensed financial statements.





               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Three Months Ended
                                             November 30,   November 30,
                                                 1995           1994

Cash flows from operating activities:
  Net income                                  $14,507,769    $15,586,388
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization               5,862,288      5,377,728
    Deferred income taxes                        (283,000)      (321,000)
    Gain on disposition of property
      and equipment                               (93,805)        (3,546)
    Changes in operating assets and liabilities:
      Inventories                             (34,277,303)   (10,031,816)
      Income tax refund receivable                  -          4,569,686
      Prepayments and other current assets     (4,219,896)    (4,770,804)
      Other assets                                249,642        (67,915)
      Accounts payable and accrued
        liabilities                            (4,249,323)    (4,686,594)
      Income taxes payable                      7,095,779      4,389,677
                                              (15,407,849)    10,041,804
Cash flows from investing activities:
    Capital expenditures                      (11,315,129)    (6,296,523)
    Proceeds from dispositions of
      property and equipment                      661,945        307,979
                                              (10,653,184)    (5,988,544)
Cash flows from financing activities:
    Net notes payable borrowings               32,300,000      2,000,000
    Exercise of employee stock options            578,700        284,934
    Payment of dividends                       (5,674,577)    (4,809,944)
                                               27,204,123     (2,525,010)

Net change in cash and cash equivalents         1,143,090      1,528,250

Cash and cash equivalents at beginning
  of period                                     8,852,631      9,882,533

Cash and cash equivalents at end of period    $ 9,995,721    $11,410,783

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $   397,235    $   508,873
    Income taxes                                2,261,307      1,155,627


See notes to consolidated condensed financial statements.

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


    1. In the opinion of the Company, the accompanying unaudited con-solidated condensed financial statements contain all adjust-ments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1995, and the results of operations and the cash flows for the three months ended November 30, 1995, and 1994.

         The results of operations for the three month period ended November 30, 1995, are not necessarily indicative of the results to be expected for the full year.

    2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

    3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on February 28, 1996 and February 13, 1996, respectively, and the Company expects that both lines of credit will be renewed. Borrowings under these lines of credit are at a variable interest rate equal to the lower of the bank's prime interest rate minus one-half percent or a rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring February 28, 1996, into either a five, seven, or nine year term loan, at the bank's variable prime rate.

    4. During October 1995, the Company reached a final settlement with the Internal Revenue Service (IRS) for assessments resulting from examination of the Company's consolidated 1991 and 1992 federal income tax returns, and the Company incurred no material adverse impact on its financial statements. The IRS is currently examining the Company's consolidated 1993 and 1994 federal income tax returns but has not rendered a final report of their findings.

    5. The Company's non-qualified stock option plans provide for the granting of options to key employees to purchase shares of common stock at prices not less than the fair market value on the date of grant. Options expire five years from the date of grant and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. All shares available for option as of November 30, 1995, were issuable under the current plan which expires in November 1998, covering a maximum of 2,200,000 shares.

         The following is a summary of transactions under the plans during the three months ended November 30, 1995 and 1994.

                                        Three Months Ended
                            November 30, 1995           November 30, 1994
                      Number of                    Number of
                      shares        Option price   shares        Option price
                      under option  per share      under option  per share
Outstanding-beginning  1,114,960    $ 5.88-$21.25     951,290    $ 5.13-$21.25
    Granted                6,000    $15.25-$18.75      74,200    $10.25-$11.50
    Exercised            (43,440)   $ 5.88-$17.25     (37,970)   $ 5.13-$ 5.88
    Cancelled            (26,900)                      (9,540)
Outstanding-ending     1,050,620    $ 5.88-$21.25     977,980    $ 5.13-$21.25



         At November 30, 1995, options to purchase 320,125 shares were exercisable at prices ranging from $5.88 to $21.25 per share, and at November 30, 1994, options to purchase 295,680 shares were exercisable at prices ranging from $5.13 to $20.50 per share.



    6. Interest expense for the three months ended November 30, 1995, was $407,503 and for the three months ended November 30, 1994, was $461,285.

    7. Net income per common share is based on the weighted average number of shares outstanding during each reporting period. Exercise of outstanding stock options would have no material dilutive effect on net income per common share.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FINANCIAL CONDITION

     The Company's working capital increased by $4,771,703, from $264,671,854 at August 31, 1995 to $269,443,557 at November 30, 1995.
The principal source of new working capital continued to be the reinvest-ment of a significant portion of the earnings of the Company. Changes in working capital components during the first quarter of fiscal 1996 and 1995 were primarily the result of seasonal increases in merchandise inventories, which were financed primarily by reinvestment of earnings (net of dividends) and by increases in short-term notes payable. The seasonal increase in merchandise inventories during the first quarter of fiscal 1996 was greater than the increase during the first quarter of fiscal 1995. The increase in the first quarter of fiscal 1995 was unusually small due to the purchase of less apparel merchandise in anticipation of apparel sales weakness, as well as the purchase of lower price point apparel as part of an overall price reduction program that began in the second quarter of fiscal 1994 as the Company moved toward an everyday low price strategy.

     Capital expenditures for the quarter ended November 30, 1995, were approximately $11,315,000, and are currently planned to be approximately $45 million for fiscal 1996. The majority of capital expenditures for fiscal 1996 is related to the Company's retail store expansion program and to the expansion of the West Memphis, Arkansas distribution center which is planned to be completed in the fourth quarter of fiscal 1996. In fiscal 1996, the Company plans to open approximately 235 stores and close approximately 35 stores for a net addition of approximately 200 stores, compared with the opening of 213 stores and closing of 12 stores for a net addition of 201 stores in fiscal 1995. All stores opening in fiscal 1996 have a new interior layout featuring wider aisles, lower fixtures and updated signage. The Company expects to remodel selected existing stores to the new prototype in the second half of fiscal 1996, and will evaluate the results to determine longer-term remodeling plans. The Company occupies most of its stores under operating leases. New store opening, closing and remodeling plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change depending on developments in the economy and other factors.

                            RESULTS OF OPERATIONS

NET SALES

     Net sales increased 11.2% in the quarter ended November 30, 1995, as compared with the quarter ended November 30, 1994. The increase was attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 3.3% in the quarter ended November 30, 1995, as compared with the same period ended November 30, 1994. Sales increases in hardlines departments more than offset sales decreases in softlines in existing stores. The hardlines increases reflect positive customer response to the Company's price reduction program. The Company's lower price point apparel has not generated planned unit movement increases, contributing to the sales decline in softlines departments.

     The average number of stores open during the first quarter of fiscal 1996 was 8.8% more than during the first quarter of fiscal 1995. The Company had 2,469 stores in operation at November 30, 1995, as compared with 2,275 stores in operation at November 30, 1994, representing an increase of approximately 8.5%.

COST OF SALES

     Cost of sales increased 13.1% in the quarter ended November 30, 1995, as compared with the quarter ended November 30, 1994. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.4% in the quarter ended November 30, 1995, compared with 64.3% in the quarter ended November 30, 1994. The increase in the cost of sales percentage for the quarter ended November 30, 1995, was due primarily to the continuing effect of the merchandise price reductions that were taken as part of the expansion of the price reduction program and shift toward an everyday low price strategy. The ongoing weakness in the sales of higher margin apparel also contributed to the increase. The Company expects that the effect of the price reduction program on the comparability of the cost of sales percentages will be less in the second half of fiscal 1996 as by the second half of fiscal 1996 the Company will have passed the one-year anniversary of the substantial implementation of the program. The cost of sales percentages also are affected by other changes in the effectiveness of the merchandise procurement programs and product mix, and also by merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 11.4% in the quarter ended November 30, 1995, as compared with the quarter ended November 30, 1994. The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 28.7% in the quarter ended November 30, 1995, as compared with 28.6% in the quarter ended November 30, 1994.
The increase in the percentage for the quarter ended November 30, 1995, was due primarily to an increase in distribution facility expenses as the increased item sales movement resulting from the merchandise price reduction program required the Company to handle additional units of lower priced merchandise.




PROVISION FOR TAXES ON INCOME

     The provision for taxes on income for the quarter ended November 30, 1995, decreased 6.9% as compared with the quarter ended November 30, 1994. The variance between the periods is primarily due to the decrease in income before the provision for income taxes. The effective tax rate was 38.8% for both the quarters ended November 30, 1995, and November 30, 1994.

                       PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Documents filed as exhibits to this Form 10-Q:
                11  Statement Re:  Computations of Per Share Earnings

                27  Financial Data Schedule


         (b)  Reports on Form 8-K - None















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FAMILY DOLLAR STORES, INC.
                                               (Registrant)

Date:  January 8, 1996              JOHN D. REIER
                                    JOHN D. REIER
                                    (President)


Date:  January 8, 1996              C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    (Senior Vice President-Finance)


Date:  January 8, 1996              KENNETH T. SMITH
                                    KENNETH T. SMITH
                                    (Vice President-Controller
                                    Principal Accounting Officer)