Form 10-Q
period 1996-02-29
FAMILY DOLLAR STORES INC
filed 1996-04-08
CIK 34408

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended February 29, 1996

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

              Class                    Outstanding at March 31, 1996
   Common Stock, $.10 par value                56,827,862 shares

           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                              INDEX


                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            February 29, 1996 and August 31, 1995               2

          Consolidated Condensed Statements of Income -
            Three Months Ended February 29, 1996 and
            February 28, 1995                                   3

          Consolidated Condensed Statements of Income -
            Six Months Ended February 29, 1996 and
            February 28, 1995                                   4

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended February 29, 1996 and
            February 28, 1995                                   5

          Notes to Consolidated Condensed Financial
            Statements                                        6-7

          Computation of Net Income per Common Share -
            Note 7                                              7

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-10

Part II - Other Information and Signatures

  Item 4 - Submission of Matters to a Vote of
           Security Holders                                    11

  Item 6 - Exhibits and Reports on Form 8-K                    11

  Signatures                                                   11



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                           February 29,      August 31,
                                              1996             1995

                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)       $ 18,237,748    $  8,852,631
  Merchandise inventories                   446,872,994     443,445,448
  Deferred income taxes                      17,069,749      16,415,749
  Prepayments and other current assets        7,593,375       6,315,880
    Total current assets                    489,773,866     475,029,708

Property and equipment, net                 166,378,061     156,640,224

Other assets                                  3,966,669       4,563,835

                                           $660,118,596    $636,233,767






                  Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 3)                   $ 19,500,000    $     -
  Accounts payable and accrued
    liabilities                             193,479,468     207,970,292
  Income taxes payable                        1,665,366       2,387,562
    Total current liabilities               214,644,834     210,357,854

Deferred income taxes                        18,335,325      18,125,325

Contingencies (Note 4)

Shareholders' equity (Notes 5 and 7):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 60,280,684 shares at
    February 29, 1996 and 60,196,664
    shares at August 31, 1995                 6,028,068       6,019,666
  Capital in excess of par                   16,640,137      15,774,431
  Retained earnings                         415,819,500     397,305,759
                                            438,487,705     419,099,856
  Less common stock held in treasury,
    at cost (3,452,822 shares at
    February 29, 1996 and August 31, 1995 -
    Note 7)                                  11,349,268      11,349,268
      Total shareholders' equity            427,138,437     407,750,588

                                           $660,118,596    $636,233,767

See notes to consolidated condensed financial statements.




           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                               Three Months Ended
                                           February 29,    February 28,
                                               1996            1995

Net sales                                  $448,274,071    $420,926,957

Costs and expenses:
  Cost of sales                             308,309,244     288,458,588
  Selling, general and
    administrative expenses
    (Note 6)                                113,925,083     104,594,181
                                            422,234,327     393,052,769

Income before provision
  for taxes on income                        26,039,744      27,874,188

Provision for taxes on income                10,103,000      10,834,000

Net income                                 $ 15,936,744    $ 17,040,188


Net income per common share
    (Note 7)                                  $0.28          $0.30

Dividends per common share                    $0.11          $0.10


Weighted average number of
  common shares outstanding (Note 7)         56,815,800      56,691,422



See notes to consolidated condensed financial statements.




              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Unaudited)

                                                Six Months Ended
                                            February 29,   February 28,
                                               1996            1995

Net sales                                  $844,438,630    $777,219,156

Costs and expenses:
  Cost of sales                             567,262,731     517,399,762
  Selling, general and
    administrative expenses (Note 6)        227,431,386     206,478,818
                                            794,694,117     723,878,580
Income before provision for
   taxes on income                           49,744,513      53,340,576

Provision for taxes on income                19,300,000      20,714,000


Net income                                 $ 30,444,513    $ 32,626,576

Net income per common share (Note 7)           $0.54           $0.58


Dividends per common share                     $0.21           $0.185


Weighted average number of
  common shares outstanding (Note 7)         56,791,251     56,645,019



See notes to consolidated condensed financial statements.




               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                   Six Months Ended
                                              February 29,   February 28,
                                                  1996           1995
Cash flows from operating activities:
  Net income                                  $30,444,513    $32,626,576
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              11,962,247     10,866,908
    Deferred income taxes                        (444,000)    (1,720,000)
    Loss on disposition of property
      and equipment                               151,716          8,467
    Changes in operating assets and liabilities:
      Inventories                              (3,427,546)    15,301,992
      Income tax refund receivable                  -          4,569,686
      Prepayments and other current assets     (1,277,495)      (330,872)
      Other assets                                597,166        322,052
    Accounts payable and accrued
        liabilities                           (15,067,313)    (9,117,109)
      Income taxes payable                       (722,196)     3,397,396
                                               22,217,092     55,925,096
Cash flows from investing activities:
    Capital expenditures                      (22,798,127)   (14,691,037)
    Proceeds from dispositions of
      property and equipment                      946,327        426,868
                                              (21,851,800)   (14,264,169)
Cash flows from financing activities:
    Net notes payable borrowings (repayments)  19,500,000    (12,300,000)
    Exercise of employee stock options            874,108      1,014,745
    Payment of dividends                      (11,354,283)    (9,629,060)
                                                9,019,825    (20,914,315)

Net change in cash and cash equivalents         9,385,117     20,746,612

Cash and cash equivalents at beginning
  of period                                     8,852,631      9,882,533

Cash and cash equivalents at end of period    $18,237,748    $30,629,145

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $    399,732    $   519,738
    Income taxes                               20,300,781     14,217,318

See notes to consolidated condensed financial statements.

             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 1996, and the results of operations for the three and six months ended February 29, 1996, and February 28, 1995, and the cash flows for the six months ended February 29, 1996, and February 28, 1995.

      The results of operations for the six month period ended
      February 29, 1996, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expired on February 28, 1996 and February 13, 1996, respectively, and both lines of credit have been extended through June 19, 1996. The Company expects that both lines of credit will be renewed. Borrowings under these lines of credit are at a variable interest rate equal to the lower of the bank's prime interest rate minus one-half percent or a rate based on short-term market interest rates. The Company may convert up to $50,000,000 of one of the lines of credit into either a five, seven, or nine year term loan, at the bank's variable prime rate.

4. The Internal Revenue Service has examined the Company's consolidated 1993 and 1994 federal income tax returns and has rendered an initial report and assessment as a result of the examination. The Company is in the process of appealing the findings of the report. Although the ultimate outcome of this matter cannot presently be determined, the Company believes that any impact on its financial statements will not be material.

5. The Company's non-qualified stock option plans provide for the granting of options to key employees to purchase shares of common stock at prices not less than the fair market value on the date of grant. Options expire five years from the date of grant and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. All shares available for option as of February 29, 1996, were issuable under the current plan which expires in November 1998, covering a maximum of 2,200,000 shares.



           The following is a summary of transactions uner the plans during the six months ended February 29, 1996 and February 28, 1995.

                                          Six Months Ended
                            February 29, 1996             February 28, 1995
                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share
Outstanding-beginning   1,114,960     $ 5.88-$21.25     951,290    $ 5.13-$21.25
   Granted                 17,150     $11.50-$18.75     345,350    $10.25-$13.00
   Exercised              (84,020)    $ 5.88-$17.25    (128,690)   $ 5.13-$ 5.88
   Cancelled              (40,790)                      (50,110)
Outstanding-ending      1,007,300     $10.00-$21.25   1,117,840    $ 5.88-$21.25


      At February 29, 1996, options to purchase 446,205 shares were exercisable at prices ranging from $10.00 to $21.25 per share, and at February 28, l995, options to purchase 387,020 shares were exercisable at prices ranging from $5.88 to $21.25 per share.


  6. Interest expense for the six months ended February 29, 1996, was $512,076 and for the six months ended February 28, 1995, was $459,548.

  7. Net income per common share is based on the weighted average number of shares outstanding during each reporting period. Exercise of outstanding stock options would have no material dilutive effect on net income per common share.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FINANCIAL CONDITION

     The Company's working capital increased by $10,457,178, from $264,671,854 at August 31, 1995 to $275,129,032 at February 29, 1996.
The principal source of new working capital continued to be the reinvestment of a significant portion of the earnings of the Company. Changes in working capital components during the first six months of fiscal 1996 included a decrease in accounts payable and accrued liabilities and an increase in short-term notes payable as the Company made payments in accordance with trade terms for merchandise purchased prior to Christmas. Changes in working capital components during the first six months of fiscal 1995 included a decrease in merchandise inventories as the Company purchased less apparel merchandise in anticipation of continued weakness in apparel sales and purchased lower price point apparel as part of the price reduction program that was substantially implemented by the first quarter of fiscal 1995.

     Capital expenditures for the six months ended February 29, 1996 were approximately $22,800,000, and are currently planned to be approximately $45 million for fiscal 1996. The majority of capital expenditures for fiscal 1996 is related to the Company's retail store expansion program and to the expansion of the West Memphis, Arkansas distribution center which is planned to be completed in the fourth quarter of fiscal 1996. In fiscal 1996, the Company plans to open approximately 255 stores and close approximately 55 stores for a net addition of approximately 200 stores, compared with the opening of 213 stores and closing of 12 stores for a net addition of 201 stores in fiscal 1995. All stores opening in fiscal 1996 have a new interior layout featuring wider aisles, lower fixtures and updated signage. In addition to all new stores opening in this layout, twelve existing stores were remodeled last fall and the Company is pleased with the sales increases. Up to approximately 250 of the Company's existing stores are expected to be remodeled or refurbished with some or all of the features of the new layout between April and the end of the fiscal year on August 31, 1996. The Company occupies most of its stores under operating leases. New store opening, closing, remodeling and refurbishing plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change depending on developments in the economy and other factors.

                         RESULTS OF OPERATIONS
NET SALES

     Net sales increased 6.5% in the quarter ended February 29, 1996, as compared with the quarter ended February 28, 1995, and increased 8.7% in the six month period ended February 29, 1996, as compared with the six month period ended February 28, 1995. The increases were primarily attributable to increased sales from new stores opened as part of the Company's store expansion program. Sales in existing stores decreased 0.6% in the quarter ended February 29, 1996, as compared with the same period ended February 28, 1995, and increased 1.2% in the six month period ended February 29, 1996, as compared to the six month period ended February 28, 1995. Sales in the second quarter of fiscal 1996 were negatively impacted by a reduction in advertising and promotions in connection with the implementation of the price reduction program and the everyday low price strategy. One advertising circular that had been distributed in the last week of December 1994 and the first week of January 1995 was eliminated, and the remaining circulars distributed in December 1995 were less promotional than those distributed in December 1994. In the highly promotional retail sales environment that existed in December 1995, the Company's less promotional approach did not attract the same positive customer response to the everyday low price strategy that the Company had experienced in prior months. Partially offsetting the impact of the less promotional approach was the fact that February 1996 contained 29 days compared to 28 days in February 1995, and the Company estimates that this extra day aided total and existing store sales by approximately 1% in the second quarter ended February 29, 1996. Sales of hardlines merchandise continued to be stronger than sales of softlines (primarily apparel and shoes). Hardlines as a percentage of total sales increased to approximately 65% in the second quarter of fiscal 1996 compared to approximately 63% in the second quarter of fiscal 1995, and increased to approximately 64% in the first six months of fiscal 1996 compared to approximately 62% in the first six months of fiscal 1995. While the Company is generally pleased with customer response to its everyday low price strategy in hardlines, the response in softlines has been disappointing. The Company intends to continue to place more emphasis on lower priced basic apparel and on closeout and other opportunistic purchases of apparel that offer values to the Company's low and low-middle income customer base. Also, the new interior store layout referred to in "Financial Condition" above offers a more efficient fixture layout for softlines, allowing the Company to reduce the space allocated to softlines without appreciably reducing the selection of apparel. This space is now available for promotional and seasonal goods as well as new hardlines categories of merchandise that are being tested.

     The average number of stores open during the first six months of fiscal 1996 was 8.2% more than during the six months of fiscal 1995. The Company had 2,488 stores in operation at February 29, 1996, as compared with 2,327 stores in operation at February 28, 1995, representing an increase of approximately 6.9%.

COST OF SALES

     Cost of sales increased 6.9% in the quarter ended February 29, 1996, as compared with the quarter ended February 28, 1995, and increased 9.6% in the six months ended February 29, 1996, as compared to the six months ended February 28, 1995. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 68.8% in the quarter ended February 29, 1996, compared with 68.5% in the quarter ended February 28, 1995, and was 67.2% in the six months ended February 29, 1996, compared with 66.6% in the six months ended February 28, 1995. The increases in the cost of sales percentage for the quarter and six months ended February 29, 1996, were due primarily to the continuing effect of the merchandise price reductions that were taken as part of the expansion of the price reduction program and shift toward an everyday low price strategy. The Company expects that the effect of the price reduction program on the comparability of the cost of sales percentages will be less in the second half of fiscal 1996 as by the second half of fiscal 1996 the Company will have passed the one-year anniversary of the substantial implementation of the program. The shift in the sales mix more toward hardlines merchandise referred to in "Net Sales" above also contributed to the increases in the cost of sales percentages, as hardlines typically carry a lower gross margin than softlines. Also merchandise shrinkage losses and freight costs as a percentage of net sales were slightly higher during the quarter and six months ended February 29, 1996, versus the comparable periods last year.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 8.9% in the quarter ended February 29, 1996, as compared with the quarter ended February 28, 1995, and increased 10.1% in the six months ended February 29, 1996, as compared with the six months ended February 28, 1995. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 25.4% in the quarter ended February 29, 1996, as compared with 24.8% in the quarter ended February 28, 1995, and were 26.9% in the six months ended February 29, 1996, as compared with 26.6% in the six months ended February 28, 1995. The increases in the percentages for the quarter and six months ended February 29, 1996 were due in part to increases in distribution facility expenses, employee medical benefits expenses and incentive compensation accruals. These increases were partially offset by a decrease in advertising expenses as the Company eliminated an advertising circular in the second quarter of fiscal 1996 that had been distributed in the last week of December 1994 and the first week of January 1995.

PROVISION FOR TAXES ON INCOME

     The provision for taxes on income for the quarter ended
February 29, 1996, decreased 6.8% as compared with the quarter ended February 28, 1995, and decreased 6.8% in the six months ended February 29, 1996, as compared with the six months ended February 28, 1995. The variance between the periods is primarily due to the decrease in income before the provision for income taxes. The effective tax rate was 38.8% for the quarter ended February 29, 1996, as compared to 38.9% for the quarter ended February 28, 1995, and was 38.8% for both the six months ended February 29, 1996, and February 28, 1995.

                      PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders of the Company held on January 18, 1996, stockholders voted to:

  (a) Elect to the Board of Directors of the Company the six nominees named in the Proxy Statement for the Annual Meeting as follows:


                                  Shares           Shares Withholding
        Nominee                 Voting For         Authority to Vote
Leon Levine                     53,329,413              321,948
John D. Reier                   53,333,553              317,808
George R. Mahoney, Jr.          53,333,933              317,428
Thomas R. Payne                 53,311,063              340,298
Mark R. Bernstein               52,459,543            1,191,818
James H. Hance, Jr.             52,399,390            1,251,971


  (b) Ratify the action of the Board of Directors in selecting Price Waterhouse LLP as independent accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 31, 1996, with 53,570,510 shares voted for, 20,724 shares against and 60,127 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits filed herewith:
           11 Statements Re: Computations of Per Share Earnings

      (b)  Reports on Form 8-K - None

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 .
                                       FAMILY DOLLAR STORES, INC.
                                               (Registrant)


Date:  April 8, 1996                JOHN D. REIER
                                    JOHN D. REIER
                                    (President)


Date:  April 8, 1996                C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    (Senior Vice President-Finance)


Date:  April 8, 1996                KENNETH T. SMITH
                                    KENNETH T. SMITH
                                    (Vice President-Controller
                                     Principal Accounting Officer)