Form 10-Q
period 1996-05-31
FAMILY DOLLAR STORES INC
filed 1996-07-08
CIK 34408

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended May 31, 1996

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

              Class                    Outstanding at June 30, 1996
   Common Stock, $.10 par value                56,837,862 shares

           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                              INDEX


                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            May 31, 1996 and August 31, 1995                    2

          Consolidated Condensed Statements of Income -
            Three Months Ended May 31, 1996 and 1995            3

          Consolidated Condensed Statements of Income -
            Nine Months Ended May 31, 1996 and 1995             4

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended May 31, 1996 and 1995             5

          Notes to Consolidated Condensed Financial
            Statements                                        6-7

          Computation of Net Income per Common Share -
            Note 7                                              7

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-10

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    11

  Signatures                                                   11



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)

                                             May 31,         August 31,
                                              1996             1995


                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)       $ 21,202,061    $  8,852,631
  Merchandise inventories                   432,927,727     443,445,448
  Deferred income taxes                      18,156,750      16,415,749
  Prepayments and other current assets        6,727,506       6,315,880
    Total current assets                    479,014,044     475,029,708

Property and equipment, net                 174,589,995     156,640,224

Other assets                                  3,288,176       4,563,835

                                           $656,892,215    $636,233,767





                  Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 3)                   $     -         $     -
  Accounts payable and accrued
    liabilities                             193,555,737     207,970,292
  Income taxes payable                        5,200,042       2,387,562
    Total current liabilities               198,755,779     210,357,854

Deferred income taxes                        18,341,325      18,125,325

Contingencies (Note 4)

Shareholders' equity (Notes 5 and 7):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 60,290,684 shares at
    May 31, 1996 and 60,196,664
    shares at August 31, 1995                 6,029,068       6,019,666
  Capital in excess of par                   16,767,637      15,774,431
  Retained earnings                         428,347,674     397,305,759
                                            451,144,379     419,099,856
  Less common stock held in treasury,
    at cost (3,452,822 shares at
    May 31, 1996 and August 31, 1995 -
    Note 7)                                  11,349,268      11,349,268
      Total shareholders' equity            439,795,111     407,750,588

                                           $656,892,215    $636,233,767

See notes to consolidated condensed financial statements.




           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                               Three Months Ended
                                              May 31,         May 31,
                                               1996            1995

Net sales                                  $427,941,427    $379,836,418

Costs and expenses:
  Cost of sales                             283,931,798     248,576,982
  Selling, general and
    administrative expenses
    (Note 6)                                113,522,290     104,842,114
                                            397,454,088     353,419,096

Income before provision
  for taxes on income                        30,487,339      26,417,322

Provision for taxes on income                11,707,000      10,012,000

Net income                                 $ 18,780,339    $ 16,405,322


Net income per common share
    (Note 7)                                  $0.33          $0.29

Dividends per common share                    $0.11          $0.10


Weighted average number of
  common shares outstanding (Note 7)         56,833,405      56,717,050



See notes to consolidated condensed financial statements.





             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Unaudited)

                                               Nine Months Ended
                                             May 31,         May 31,
                                              1996            1995

Net sales                               $1,272,380,057   $1,157,055,574

Costs and expenses
  Cost of sales                            851,194,529      765,976,744
  Selling, general and
    administrative expenses (Note 6)       340,953,676      311,320,932
                                         1,192,148,205    1,077,297,676
Income before provision for
   taxes on income                          80,231,852       79,757,898

Provision for taxes on income               31,007,000       30,726,000


Net income                                $ 49,224,852     $ 49,031,898

Net income per common share (Note 7)           $0.87           $0.87


Dividends per common share                     $0.32           $0.285


Weighted average number of
  common shares outstanding (Note 7)         56,805,405     56,669,293



See notes to consolidated condensed financial statements.




               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Nine Months Ended
                                                 May 31,        May 31,
                                                  1996           1995
Cash flows from operating activities:
  Net income                                  $49,224,852    $49,031,898
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              18,230,932     16,506,746
    Deferred income taxes                      (1,525,001)    (1,377,000)
    Loss (Gain) on disposition of property
      and equipment                               290,477         (2,030)
    Changes in operating assets and liabilities:
      Inventories                              10,517,721      5,523,959
      Income tax refund receivable                  -          4,569,686
      Prepayments and other current assets       (411,626)       151,825
      Other assets                              1,275,659        687,068
      Accounts payable and accrued
        liabilities                           (14,992,144)    (5,773,480)
      Income taxes payable                      2,812,480      3,888,061
                                               65,423,350     73,206,733
Cash flows from investing activities:
    Capital expenditures                      (37,679,477)   (21,783,944)
    Proceeds from dispositions of
      property and equipment                    1,208,297        617,839
                                              (36,471,180)   (21,166,105)
Cash flows from financing activities:
    Net notes payable repayments                    -        (12,300,000)
    Exercise of employee stock options          1,002,608      1,043,386
    Payment of dividends                      (17,605,348)   (15,300,551)
                                              (16,602,740)   (26,557,165)

Net change in cash and cash equivalents        12,349,430     25,483,463

Cash and cash equivalents at beginning
  of period                                     8,852,631      9,882,533

Cash and cash equivalents at end of period    $21,202,061    $35,365,996

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $    505,389    $   545,826
    Income taxes                               29,511,105     23,301,112

See notes to consolidated condensed financial statements.


             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1996, and the results of operations for the three and nine months ended May 31, 1996, and 1995, and the cash flows for the nine months ended May 31, 1996, and 1995.

      The results of operations for the nine month period ended May 31, 1996, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 1999 and March 30, 1997, respectively. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of one of the lines of credit into either a five or seven year term loan at the bank's variable prime rate.

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

5. The Company's non-qualified stock option plan provides for the granting of options to key employees to purchase shares of common stock at prices not less than the fair market value on the date of grant. Options expire five years from the date of grant and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis.



      The following is a summary of transactions under the plan during the nine months ended May 31, 1996 and 1995.


                                       Nine Months Ended
                              May 31, 1996                     May 31, 1995
                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share

Outstanding-beginning   1,114,960     $ 5.88-$21.25     951,290    $ 5.13-$21.25
   Granted                 80,050     $11.50-$18.75     388,550    $10.25-$13.00
   Exercised              (94,020)    $ 5.88-$17.25    (132,080)   $ 5.13-$ 6.13
   Canceled               (91,890)                      (56,440)
Outstanding-ending      1,009,100     $10.25-$21.25   1,151,320    $ 5.88-$21.25


      At May 31, 1996, options to purchase 434,725 shares were exercisable at prices ranging from $12.38 to $21.25 per share, and at May 31, 1995, options to purchase 389,615 shares were exercisable at prices ranging from $5.88 to $21.25 per share.



  6. Interest expense for the nine months ended May 31, 1996, was $561,695 and for the nine months ended May 31, 1995, was $478,136.

  7. Net income per common share is based on the weighted average number of shares outstanding during each reporting period. Exercise of outstanding stock options would have no material dilutive effect on net income per common share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FINANCIAL CONDITION

     The Company's working capital increased by $15,586,411, from $264,671,854 at August 31, 1995 to $280,258,265 at May 31, 1996. The
principal source of new working capital continued to be the reinvestment of a significant portion of the earnings of the Company. Changes in working capital components during the first nine months of fiscal 1996 and 1995 included decreases in both merchandise inventories and accounts payable and accrued liabilities. The Company's levels of purchases of apparel merchandise take into consideration possible continued weakness in apparel sales.

     Capital expenditures for the nine months ended May 31, 1996, were approximately $37,679,000, and are currently planned to be approximately $48 million for fiscal 1996. The majority of capital expenditures for fiscal 1996 is related to the Company's retail store expansion program and to the expansion of the West Memphis, Arkansas distribution center which is planned to be completed in the fourth quarter of fiscal 1996. In fiscal 1996, the Company currently plans to open approximately 225 stores and close approximately 55 stores for a net addition of approximately 170 stores, compared with the opening of 213 stores and closing of 12 stores for a net addition of 201 stores in fiscal 1995. All stores opening in fiscal 1996 have a new interior layout featuring wider aisles, lower fixtures and updated signage. In addition to all new stores opening in this layout, twelve existing stores were remodeled last fall and the Company continues to be pleased with the customer response. Up to approximately 250 of the Company's existing stores are expected to be remodeled or refurbished with some or all of the features of the new layout by the end of the fiscal year on August 31, 1996. The Company occupies most of its stores under operating leases. New store opening, closing, remodeling and refurbishing plans, as well as overall capital expenditure plans, are continually reviewed and are subject to change depending on developments in the economy and other factors.

                          RESULTS OF OPERATIONS
NET SALES

     Net sales increased 12.7% in the quarter ended May 31, 1996, as compared with the quarter ended May 31, 1995, and increased 10.0% in the nine month period ended May 31, 1996, as compared with the nine month period ended May 31, 1995. The increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 5.8% in the quarter ended May 31, 1996, as compared with the same period ended May 31, 1995, and increased 2.7% in the nine month period ended
May 31, 1996, as compared to the nine month period ended May 31, 1995. Sales of hardlines merchandise continued to be stronger than sales of softlines (primarily apparel and shoes). Hardlines as a percentage of total sales increased to approximately 63% in the third quarter of fiscal 1996 compared to approximately 60% in the third quarter of fiscal 1995, and increased to approximately 64% in the first nine months of fiscal 1996 compared to approximately 61% in the first nine months of fiscal 1995. While the Company is generally pleased with customer response to its everyday low price strategy in hardlines, the response in softlines has been disappointing. The Company intends to continue to place more emphasis on lower priced basic apparel and on closeout and other opportunistic purchases of apparel that offer values to the Company's low and low-middle income customer base. Also, the new interior store layout referred to in "Financial Condition" above offers a more efficient fixture layout for softlines, allowing the Company to reduce the space allocated to softlines without appreciably reducing the selection of apparel. This space is now available for promotional and seasonal goods as well as new hardlines categories of merchandise that are being tested.

     The average number of stores open during the first nine months of fiscal 1996 was 7.6% more than during the first nine months of fiscal 1995. The Company had 2,523 stores in operation at May 31, 1996, as compared with 2,374 stores in operation at May 31, 1995, representing an increase of approximately 6.3%.

COST OF SALES

     Cost of sales increased 14.2% in the quarter ended May 31, 1996, as compared with the quarter ended May 31, 1995, and increased 11.1% in the nine months ended May 31, 1996, as compared to the nine months ended
May 31, 1995. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 66.3% in the quarter ended May 31, 1996, compared with 65.4% in the quarter ended May 31, 1995, and was 66.9% in the nine months ended May 31, 1996, compared with 66.2% in the nine months ended May 31, 1995. The increase in the cost of sales percentage for the three months ended
May 31, 1996, was primarily attributable to additional promotional markdowns taken on selected items in the Company's advertising circulars in order to stimulate customer traffic, and also to additional markdowns on softlines merchandise. The increase in the cost of sales percentage for the nine months ended May 31, 1996, was due primarily to the


continuing effect of the merchandise price reductions that were taken as part of the expansion of the price reduction program and shift toward an everyday low price strategy. The shift in the sales mix more toward hardlines merchandise referred to in "Net sales" above also contributed to the increases in the cost of sales percentages, as hardlines typically carry a lower gross margin than softlines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 8.3% in the quarter ended May 31, 1996, as compared with the quarter ended May 31, 1995, and increased 9.5% in the nine months ended May 31, 1996, as compared with the nine months ended May 31, 1995. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 26.5% in the quarter ended May 31, 1996, as compared with 27.6% in the quarter ended May 31, 1995, and were 26.8% in the nine months ended May 31, 1996,
as compared with 26.9% in the nine months ended May 31, 1995.   The
Company continues to control store labor costs and other operating costs. The control of such costs and the 5.8% increase in existing store sales contributed to the decrease in the percentage for the quarter ended
May 31, 1996. The decrease in the percentage for the nine months ended May 31, 1996, was primarily due to the factors described above as well as a decrease in the advertising expense percentage as the Company eliminated an advertising circular in the second quarter of fiscal 1996 that had been distributed in the last week of December 1994 and the first week of January 1995.

     The Company is monitoring legislative initiatives to increase the federal minimum wage. An increase in the minimum wage will adversely impact the Company's store labor costs.

PROVISION FOR TAXES ON INCOME

     The provision for taxes on income for the quarter ended May 31, 1996, increased 16.9%, as compared with the quarter ended May 31, 1995, and increased 0.9% in the nine months ended May 31, 1996, as compared with the nine months ended May 31, 1995. The variance between the periods is primarily due to the increase in income before the provision for income taxes. The effective tax rate was 38.4% for the quarter ended May 31, 1996, as compared to 37.9% for the quarter ended May 31, 1995, and was 38.6% for the nine months ended May 31, 1996, as compared to 38.5% for the nine months ended May 31, 1995.

                        PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits filed herewith:

         10 Credit Agreement dated as of March 31, 1996, between the
            Company and Nationsbank, N.A.

          11 Statements Re: Computations of Per Share Earnings

         27 Financial Data Schedule


     (b)  Reports on Form 8-K - None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FAMILY DOLLAR STORES, INC.
                                            (Registrant)



Date:  July 3, 1996                 JOHN D. REIER
                                    JOHN D. REIER
                                    (President)



Date:  July 3, 1996                 C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    (Senior Vice President-Finance)



Date:  July 3, 1995                 KENNETH T. SMITH
                                    KENNETH T. SMITH
                                    (Vice President-Controller
                                      Principal Accounting Officer)