Form 10-K
period 1996-08-31
FAMILY DOLLAR STORES INC
filed 1996-11-21
CIK 34408

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
          Annual Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934
             For the fiscal year ended August 31, 1996
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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on November 10, 1996, was approximately $817,900,000.

The number of shares of the registrant's Common Stock outstanding as of November 10, 1996, was 56,868,562.

                DOCUMENTS INCORPORATED BY REFERENCE
     Incorporated Documents
(To the extent indicated herein)              Location in Form 10-K
Annual Report to Stockholders for the         Part II (Items 5, 6, 7 and 8)
fiscal year ended August 31, 1996             Part IV (Item 14)

Proxy Statement dated November 21, 1996       Part III (Items 10, 11, 12
for the Annual Meeting of Stockholders                  and 13)

                                PART I

ITEM 1.  BUSINESS

    The original predecessor of Family Dollar Stores, Inc., was organized in 1959 to operate a self-service retail store in Charlotte, North Carolina. In subsequent years, additional stores were opened, and separate corporations generally were organized to operate these stores. Family Dollar Stores, Inc. (together with its subsidiaries referred to herein as the "Company"), was incorporated in Delaware in 1969, and all existing corporate entities became wholly-owned subsidiaries. Additional stores continued to be opened and operated in wholly-owned subsidiaries organized in the states where the stores were located. Four wholly-owned subsidiaries organized as North Carolina corporations provide distribu-tion, trucking, operations, marketing and other services to the Company.

    The Company now operates a chain of self-service retail discount stores. As of November 1, 1996, there were 2,602 stores in 38 states and the District of Columbia as follows:


Texas           262    Louisiana          83    Iowa                  16
North Carolina  211    Illinois           81    Delaware              15
Georgia         173    West Virginia      75    Colorado              14
Ohio            159    New York           72    New Mexico            13
Florida         158    Mississippi        67    Connecticut           12
Virginia        129    Arkansas           51    Rhode Island          10
Tennessee       128    Missouri           51    Nebraska               9
South Carolina  115    Oklahoma           47    Minnesota              6
Alabama         105    Maryland           42    New Hampshire          4
Pennsylvania    101    Massachusetts      38    Vermont                4
Kentucky         96    Wisconsin          25    South Dakota           3
Michigan         95    Kansas             22    Maine                  2
Indiana          85    New Jersey         22    District of Columbia   1


    The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 1,885 stores on August 31, 1992; 2,035 stores on August 31, 1993; 2,215 stores on August 31, 1994;
2,416 stores on August 31, 1995; and 2,581 stores on August 31, 1996.

    During the fiscal year ended August 31, 1996, 58 stores were closed, 14 stores were relocated within the same shopping center or market area, 20 stores were expanded in size and 265 stores were remodeled or refurbished. All of the stores are occupied under leases, except 143 stores owned by the Company. (See "Properties" herein.) The Company has announced plans to open approximately 235 stores and close approximately 50 stores during the current fiscal year. Such plans are continually reviewed and subject to change depending on economic conditions and other factors. From September 1, 1996, through November 1, 1996, the Company opened 32 new stores, closed 11 stores, relocated 2 stores, expanded 11 stores and refurbished approximately 200 stores. All stores opening in the fiscal year ending August 31, 1997, will have the new interior store layout that was utilized in all new stores opened in the fiscal year ended August 31, 1996. This layout features increased emphasis on promotional goods, improved presentation of merchandise, lower fixtures and wider aisles for an attractive, customer-friendly shopping environment.

    As of November 1, 1996, the Company had in the aggregate approxi-mately 20,500,000 square feet of total store space (including receiving rooms and other non-selling areas). The typical store has approximately 6,000 to 8,000 square feet of total area. The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available. As of November 1, 1996, there were approximately 1,335 stores located in communities with populations of less than 15,000; approximately 500 stores in communities with populations of 15,000 to 50,000; and approximately 767 stores in communities with populations of over 50,000. All stores are similar in appearance and display highly visible red and white "Family Dollar Stores" or "Family Dollar" signs.

    The Company's stores are operated on a self-service, cash-and-carry basis, and low overhead permits the sale of merchandise at a relatively moderate markup. During the fiscal year ended August 31, 1994, in the face of increasing competition, the Company began to change its merchandising strategy away from promotional pricing and towards everyday low prices. In December 1993, prices were reduced on a limited number of items in 400 stores and in June 1994, this program was expanded to 1,000 stores. In September and October 1994, the number of stores with merchandise at reduced prices increased to 1,800, and the number of stockkeeping units with price reductions increased from approximately 500 to approximately 2,500. A lesser number of price reductions were taken in the balance of the stores in less competitive markets. No single store accounted for more than one-fifth of one percent of sales during the fiscal year ended August 31, 1996. Most of the stores are open six evenings a week, and many remain open on Sunday afternoons.

    The stores offer a variety of merchandise including men's, women's, boys', girls' and infants' clothing, shoes, household products, health and beauty aids, domestics, toys, school supplies, candy and snack food, electronics, housewares, paint and automotive supplies. During the fiscal year ended August 31, 1996, soft goods, including wearing apparel, shoes, linens, blankets, bedspreads and curtains, accounted for approx-imately 36.5 percent of the Company's sales. During the fiscal year ended August 31, 1996, nationally advertised brand merchandise accounted for approximately 25 percent of sales, Family Dollar label merchandise accounted for approximately 5 percent of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. Irregular merchandise accounted for approximately 2 percent of sales during such period. The Company does not accept credit cards or extend credit.

    The Company has a policy of uniform pricing of items in the majority of its stores. A zone pricing system also is utilized in which selected merchandise in stores in the most competitive markets carries lower prices and in stores in the least competitive markets carries higher prices. The Company advertises through circulars which are inserted in newspapers or mailed directly to consumers' residences, and also advertises to a limited degree in newspapers and on radio in portions of its operating area. As part of the Company's plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended August 31, 1995, the number of advertising circulars distributed to consumers' homes or inserted in newspapers was cut from 22 to 15. All seven advertising coupon booklets that were distributed in the fiscal year ended August 31, 1994, also were eliminated. In the fiscal year ended August 31, 1996, the number of advertising circulars distributed was reduced from 15 to 14. In the fiscal year ending August 31, 1997, the current plan is to again distribute 14 circulars.

    The Company has an unadvertised internal maximum price policy which currently is to price most items of merchandise under $17.99. In the fiscal years ended August 31, 1995 and 1996, as part of the Company's emphasis on the sale of lower priced merchandise, the Company reduced the average price point of merchandise sold in its stores.

    The Company purchases its merchandise from approximately 1,500 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise. Approximately 63 percent of the merchandise is manufactured in the United States and substantially all such merchandise is purchased directly from the manufacturer. Purchases of imported merchandise are made directly from the manufacturer or from importers. No single supplier accounted for more than 2 percent of the merchandise sold by the Company in the fiscal year ended August 31, 1996. Each of the Company's 22 buyers specializes in the purchase of specific categories of goods.

    During the fiscal year ended August 31, 1996, approximately
2.5 percent of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer. Most of the balance of the merchandise was received at the Company's Distribution Centers in Matthews, North Carolina, and West Memphis, Arkansas. Merchandise is delivered to the stores from the Distribution Centers in Matthews and West Memphis by Company-owned trucks and by common and contract carriers. During the last fiscal year, approximately 65 percent of the merchandise delivered was by common or contract carriers. The average distance between the Distribution Center in Matthews and the approximately 1,461 stores served by that facility on August 31, 1996, is approximately 385 miles. The average distance between the Distribution Center in West Memphis and the approximately 1,120 stores served by that facility on August 31, 1996, is approximately 455 miles.

    The Company also operates satellite distribution buildings in Salisbury, North Carolina, and Memphis, Tennessee. High volume, bulk items of merchandise are shipped by vendors directly to these facilities and then delivered to the stores by contract carriers.

    The business in which the Company is engaged is highly competi-tive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, warehouse stores and other stores. Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates. The relatively small size of the Company's stores permits the Company to open new units in rural areas and small towns, as well as in large urban centers, in locations convenient to the Company's low and low-middle income customer base. As the Company's sales are focused on low priced, basic merchandise, the stores offer customers a reasonable selection of competitively priced merchandise within a relatively narrow range of price points.

    Generally, in a typical store the highest monthly volume of sales occurs in December, and the lowest monthly volume of sales occurs in January and February.

    The Company maintains a substantial variety and depth of basic and seasonal merchandise inventory in stock in its stores (and in distribu-tion centers for weekly store replenishment) to attract customers and meet their shopping needs. Vendors' trade payment terms are negotiated to help finance the cost of carrying this inventory. The Company must balance the value of maintaining high inventory levels to meet customers' demands with the cost of having inventories at levels that exceed such demands and that must be marked down in price in order to sell.

    The Company has registered with the U. S. Patent and Trademark Office the name "Family Dollar Stores" as a service mark.

    On August 31, 1996, the Company had approximately 11,000 full-time employees and approximately 9,700 part-time employees. Approximately 700 additional employees were hired on a temporary basis for the 1995
Christmas season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES

    As of November 1, 1996, the Company operated 2,602 stores in 38 states and the District of Columbia. See "Business" herein. With the exception of 143 stores owned by the Company, all of the Company's stores were occupied under lease. Most of the leases are for fixed rentals.
A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.

    Of the Company's 2,459 leased stores at November 1, 1996, all but 121 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods. The following table sets forth certain data, as of November 1, 1996, concerning the expiration dates of all leases with renewal options:



                    Approximate Number of         Approximate Number of
                      Leases Expiring                Leases Expiring
                    Assuming No Exercise          Assuming Full Exercise
  Fiscal Years       of Renewal Options             of Renewal Options

  1997                      343                               0

  1998-2000               1,489                               3

  2001-2003                 408                              93

  2004-2006                  95                             184

  2007 and thereafter         3                           2,058



    Of the 143 Company-owned stores, 18 are located in Texas, 16 in North Carolina, 13 each in Georgia and Virginia, 11 each in Indiana and Illinois, 8 in Tennessee, 7 in Michigan, 6 in Ohio, 5 each in Alabama and Arkansas, 4 each in South Carolina, West Virginia, Florida, Kentucky and Louisiana, 3 in Mississippi, 2 each in Iowa and Oklahoma and one each in New Jersey, Missouri and Kansas. In these owned stores, there are approximately 1,140,000 total square feet of space.

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

    During the fiscal year ended August 31, 1996, the Company leased buildings in Salisbury, North Carolina (approximately 300,000 square feet) and Memphis, Tennessee (approximately 270,000 square feet) to serve as satellite distribution facilities, and a building in Charlotte, North Carolina (approximately 80,600 square feet) to serve as a reclamation facility for merchandise returned from the stores. These leases continue in effect in the fiscal year ending August 31, 1997. During the fiscal year ending August 31, 1997, the Company also is leasing another building in Charlotte (approximately 313,000 square feet) to provide storage space for the Distribution Center in nearby Matthews.

    In 1992, the Company purchased a 75 acre parcel of land in West Memphis, Arkansas, and construction began in 1993 on a 550,000 square foot full-service distribution center. This facility became operational in the spring of 1994, and currently serves approximately 1,120 stores. The approximate $25 million cost for the land, building and equipment was financed with cash flow from current operations and short-term borrowing under the Company's bank lines of credit. In October 1995, construction began on a 300,000 square foot addition to this facility, and this addition was substantially completed by the end of the Company's fiscal year on August 31, 1996. The approximate $16 million cost for the expansion and the related equipment is expected to be financed in the same manner as the financing of the original facility.

    The Company currently plans to begin construction of a third full-service distribution center in Warren County, Virginia, in the spring of 1997. This facility is being designed and may contain approximately 900,000 square feet. The estimated cost of $45 million for the land, building and equipment currently is expected to be financed with cash flow from current operations and short-term borrowing under the Company's bank lines of credit.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted during the fourth quarter of the fiscal year ended August 31, 1996, to a vote of security holders through the solicitation of proxies or otherwise.


ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information is furnished with respect to each of the executive officers of the Company as of November 1, 1996:


        Name                     Position and Office               Age

   Leon Levine (1)               Chairman of the Board              59
                                 and Treasurer

   John D. Reier (2)             President                          56

   George R. Mahoney, Jr. (3)    Executive Vice President-          54
                                 General Counsel and Secretary

   R. David Alexander, Jr. (4)   Senior Vice President-             39
                                 Distribution and
                                 Transportation



   Howard R. Levine (5)          Senior Vice President-             37
                                 Merchandising and
                                 Advertising

   Albert S. Rorie (6)           Senior Vice President-             46
                                 Data Processing

   C. Martin Sowers (7)          Senior Vice President-             38
                                 Finance

   Phillip W. Thompson (8)       Senior Vice President-             47
                                 Store Operations

   Charles W. Broome (9)         Vice President-                    48
                                 Store Operations

   Daniel R. Burns (10)          Vice President-                    49
                                 Loss Prevention

   Terry A. Cozort (11)          Vice President-                    53
                                 Human Resources

   Bruce W. Fosson (12)          Vice President-                    50
                                 Store Operations

   Owen R. Humphrey (13)         Vice President-                    55
                                 Distribution and
                                 Transportation

   Gilbert A. LaFare (14)        Vice President-                    50
                                 Real Estate

   Edgar L. Paxton (15)          Vice President-                    54
                                 Advertising and
                                 Sales Promotion

   John J. Scanlon (16)          Vice President-                    47
                                 General Merchandise
                                 Manager: Hardlines

   Kenneth T. Smith (17)         Vice President-                    34
                                 Controller



   (1) Mr. Leon Levine founded the Company's business in 1959 and was its President, Chief Executive Officer and Treasurer from 1959 until September 1977 when he was elected Chairman of the Board, Chief Executive Officer and Treasurer. He is the father of Howard R. Levine.

   (2) Mr. John D. Reier was employed by the Company as Senior
       Vice President-General Merchandise Manager in August
       1987, and was promoted to Senior Vice President-
       Merchandising and Advertising in that month. He was elected President in November 1994.

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

   (5) Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President-Merchandising and Advertising. From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies' apparel stores. From 1992 to April 1996, he was self-employed as an investment manager. He rejoined the Company in April 1996, and was elected Vice President-General Merchandise Manager:
       Softlines in April 1996 and Senior Vice President-Merchandising and Advertising in September 1996. He is the son of Leon Levine.

   (6) Mr. Albert S. Rorie was employed by the Company in various capacities in the Data Processing area from March 1973 through January 1981, including employment as Director of Data Processing. Mr. Rorie was self-employed as a data processing consultant from January 1981 through May 1982, when he rejoined the Company and was elected Vice President-Data Processing. He was elected Senior Vice President-Data Processing in January 1988.

   (7) Mr. C. Martin Sowers was employed by the Company as an Accountant in October 1984 and was promoted to Assistant Controller in January 1985. He was elected Controller in January 1986, Vice President-Controller in July 1989 and Senior Vice President-Finance in December 1991.

   (8) Mr. Phillip W. Thompson was employed by the Company in
       January 1984 in the Store Operations Department. He was elected Vice President-Store Operations in January 1985, and Senior Vice President-Store Operations in
       January 1992.

   (9) Mr. Charles W. Broome was employed by the Company in 1977 in the Store Operations Department. He was promoted to Regional Vice President-Store Operations in February 1992. He was elected Vice President-Store Operations in October 1996.

  (10) Mr. Daniel R. Burns was employed by the Company as Vice
       President-Loss Prevention in October 1994. For more than five years prior to his employment by the Company, he was employed by Kay-Bee Toy Stores where he was Vice
       President-Loss Prevention and Shortage Control.

  (11) Mr. Terry A. Cozort was employed by the Company as
       Director of Human Resources in April 1988. He was elected Vice President-Human Resources in July 1989.

  (12) Mr. Bruce W. Fosson was employed by the Company in March
       1992 as Regional Vice President-Store Operations. He was elected Vice President-Store Operations in March 1996.

  (13) Mr. Owen R. Humphrey was employed by the Company in August 1979, and was promoted to Distribution Center Operations Manager in December 1983. Mr. Humphrey was promoted to Director of Distribution in January 1988, and was elected Vice President-Distribution and Transportation in July 1989.

  (14) Mr. Gilbert A. LaFare was employed by the Company in August 1992 as Vice President-Real Estate. For more than five years prior to his employment by the Company, he was Vice President-Real Estate with Little Caesars Enterprises, Inc., a restaurant chain.

  (15) Mr. Edgar L. Paxton was employed by the Company in
       December 1985 as Director of Advertising.  He was elected
       Vice President-Advertising and Sales Promotion in
       January 1988.

  (16) Mr. John J. Scanlon was employed by the Company as
       Divisional Vice President in 1992 and was elected Vice
       President-General Merchandise Manager: Hardlines in
       April 1996.

  (17) Mr. Kenneth T. Smith was employed by the Company as a financial analyst in March 1990. Mr. Smith was promoted to Director of Information Services-Operations in February 1992 and to Director of Accounting in October 1992. He was elected Vice President-Controller in October 1995.

   All executive officers of the Company are elected by and serve at the pleasure of the Board of Directors.

                           PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

    The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1996, on page 16 under the captions "Market Price and Dividend Information" and "Market Prices and Dividends" and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1996, on pages 14 and 15 under the caption "Summary of Selected Financial Data" and is incorporated herein by reference. The Company did not have any long-term debt at the end of each of its last five fiscal years.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1996, on pages 14 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1996, on pages 17 through 24 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                           PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item as to Directors is included in the Company's proxy statement dated November 21, 1996, on pages 5 through 7 under the caption "Election of Directors" and is incorporated herein by reference. The information required by this item as to executive officers is included in Item 4A in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is included in the Company's proxy statement dated November 21, 1996, on pages 7 through 13 under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included in the Company's proxy statement dated November 21, 1996, on pages 3 through 5 under the caption "Ownership of the Company's Securities" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included in the Company's proxy statement dated November 21, 1996, on page 13 under the caption "Related Transactions" and is incorporated herein by reference.



                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         1 and 2.  Financial Statements and Financial Statement
         Schedules:

         The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries which are incorporated by reference to the Annual Report to Stockholders for the fiscal year ended August 31,1996, are set forth in the index on page 17 of this report.

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

*  10   (i)    Incentive Profit Sharing Plan (filed as Exhibit 13(b)
               to the Company's Registration Statement on Form S-1,
               No. 2-35468).

*  10  (ii)    1989 Non-Qualified Stock Option Plan, amended as of
               April 17, 1991 (filed as Exhibit 10(viii) to the
               Company's Form 10-K (File No. 1-6807) for the year ended
               August 31, 1991).

*  10 (iii)    Family Dollar Employee Savings and Retirement Plan and
               Trust amended and restated as of January 1, 1987 (filed as Exhibit 10 (viii) to the Company's Form 10-K (File No.
               1-6807) for the year ended August 31, 1995).

   10  (iv)    Credit Agreement dated as of March 31, 1996, between the
               Company and NationsBank, N.A.,(filed as Exhibit 10 to the
               Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1996).



   Exhibits filed herewith:

*  10   (v)    Amendment No. One dated January 15, 1996, to Family
               Dollar Employee Savings and Retirement Plan and Trust

*  10  (vi)    Employment Agreement dated September 1, 1996, between
               the Company and John D. Reier

   11          Statement Re:  Computations of Per Share Earnings.

   13 Annual Report to Stockholders for the fiscal year ended August 31, 1996 (only those portions specifically incorporated by reference herein shall be deemed filed).

   21          Subsidiaries of the Company.

   27          Financial Data Schedule



   *  Exhibit represents a management contract or compensatory plan.


 (b) No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

        FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES


                           Index



The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries together with the report of Price Waterhouse LLP incorporated in this report appear on the following pages of the Annual Report to Stockholders for the fiscal year ended August 31, 1996.



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

                                FAMILY DOLLAR STORES, INC.
                                (Registrant)


Date  November 15, 1996         By   LEON LEVINE
                                     LEON LEVINE
                                     Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                    Title                      Date


LEON LEVINE               Chairman of the Board and     November 15, 1996
LEON LEVINE               Director (Chief Executive
                          Officer and Chief Financial
                          Officer)

JOHN D. REIER             President and Director        November 15, 1996
JOHN D. REIER


GEORGE R. MAHONEY, JR.    Executive Vice President      November 15, 1996
GEORGE R. MAHONEY, JR.    and Director


C. MARTIN SOWERS          Senior Vice President-        November 15, 1996
C. MARTIN SOWERS          Finance


KENNETH T. SMITH          Vice President-Controller     November 15, 1996
KENNETH T. SMITH          (Principal Accounting
                           Officer)


MARK R. BERNSTEIN         Director                      November 15, 1996
MARK R. BERNSTEIN


JAMES H. HANCE, JR.       Director                      November 15, 1996
JAMES H. HANCE, JR.


JAMES G. MARTIN           Director                      November 15, 1996
JAMES G. MARTIN