Form 10-Q
period 1996-11-30
FAMILY DOLLAR STORES INC
filed 1997-01-10
CIK 34408

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 30, 1996

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

              Class                    Outstanding at December 31, 1996
   Common Stock, $.10 par value                56,962,482 shares

       FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                              INDEX


                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            November 30, 1996 and August 31, 1996               2

          Consolidated Condensed Statements of Income -
            Three Months Ended November 30, 1996 and 1995       3

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended November 30, 1996 and 1995       4

          Notes to Consolidated Condensed Financial
            Statements                                        5-6

          Computation of Net Income per Common Share -
            Note 6                                              6

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    7-9

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    10

  Signatures                                                   10



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)

                                           November 30,      August 31,
                                              1996             1996

                                 Assets
Current assets:
  Cash and cash equivalents (Note 2)       $ 27,319,283    $ 18,844,839
  Merchandise inventories                   510,581,920     462,840,051
  Deferred income taxes                      20,517,130      20,372,129
  Prepayments and other current assets        9,979,753       5,842,953
    Total current assets                    568,398,086     507,899,972

Property and equipment, net                 192,512,412     184,607,229

Other assets                                  4,267,774       4,301,090

                                           $765,178,272    $696,808,291


                  Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable (Note 3)                   $ 31,000,000     $ 4,400,000
  Accounts payable and accrued
    liabilities                             243,554,451     222,983,656
  Income taxes payable                       15,833,786       6,822,191
    Total current liabilities               290,388,237     234,205,847

Deferred income taxes                        17,645,325      17,645,325

Contingencies (Note 4)

Shareholders' equity (Notes 5 and 6):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 60,355,584 shares at
    November 30, 1996 and 60,290,684
    shares at August 31, 1996                 6,035,558       6,029,068
  Capital in excess of par                   17,903,564      16,818,916
  Retained earnings                         444,554,856     433,458,403
                                            468,493,978     456,306,387
  Less common stock held in treasury,
    at cost (3,452,822 shares at
    November 30, 1996 and August 31, 1996 -
    Note 6)                                  11,349,268      11,349,268
      Total shareholders' equity            457,144,710     444,957,119

                                           $765,178,272    $696,808,291

See notes to consolidated condensed financial statements.




            FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited)

                                               Three Months Ended
                                           November 30,     November 30,
                                               1996            1995

Net sales                                  $454,882,647    $396,164,559

Costs and expenses:
  Cost of sales                             300,301,913     258,953,488
  Selling, general and
    administrative expenses                 126,232,912     113,506,302
                                            426,534,825     372,459,790

Income before provision
  for taxes on income                        28,347,822      23,704,769
Provision for taxes on income                10,988,000       9,197,000

Net income                                 $ 17,359,822    $ 14,507,769


Net income per common share
    (Note 6)                                    $0.31          $0.26

Dividends per common share                      $0.11          $0.10


Weighted average number of
  common shares outstanding (Note 6)         56,858,263      56,766,702



See notes to consolidated condensed financial statements.




             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 Three Months Ended
                                              November 30,   November 30,
                                                  1996           1995
Cash flows from operating activities:
  Net income                                  $17,359,822    $14,507,769
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization               6,963,224      5,862,288
    Deferred income taxes                        (145,001)      (283,000)
    Gain on disposition of property
      and equipment                               (91,187)       (93,805)
    Changes in operating assets and liabilities:
      Inventories                             (47,741,869)   (34,277,303)
      Prepayments and other current assets     (4,136,800)    (4,219,896)
      Other assets                                 33,316        249,642
      Accounts payable and accrued
        liabilities                            20,570,795     (4,249,323)
      Income taxes payable                      9,011,595      7,095,779
                                                1,823,895    (15,407,849)
Cash flows from investing activities:
    Capital expenditures                      (15,678,739)   (11,315,129)
    Proceeds from dispositions of
      property and equipment                      901,519        661,945
                                              (14,777,220)   (10,653,184)
Cash flows from financing activities:
    Net notes payable borrowings               26,600,000     32,300,000
    Exercise of employee stock options          1,091,138        578,700
    Payment of dividends                       (6,263,369)    (5,674,577)
                                               21,427,769     27,204,123

Net change in cash and cash equivalents         8,474,444      1,143,090

Cash and cash equivalents at beginning
  of period                                    18,844,839      8,852,631

Cash and cash equivalents at end of period    $27,319,283    $ 9,995,721

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $    87,970    $   397,235
    Income taxes                                2,092,909      2,261,307

See notes to consolidated condensed financial statements.


            FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1996, and the results of operations and the cash flows for the three months ended November 30, 1996, and 1995.

    The results of operations for the three month period ended
    November 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 1999 and March 30, 1997, respectively, and the Company expects that the line expiring on March 30, 1997, will be extended. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 1999, into either a five or seven year term loan, at the bank's variable prime rate.

4. The Internal Revenue Service has examined the Company's consolidated 1993 and 1994 federal income tax returns and has rendered an initial report and assessment as a result of the examination. The Company has appealed the findings of the report. Substantially all of the components of the assessment involve the timing of deductions, not the disallowance of deductions. These components, which involve the timing of deductions for depreciation, inventory shrinkage, medical expenses and costs capitalized into inventory under the Uniform Capitalization rules, will therefore have no effect on recorded financial statement tax expense. Although the ultimate outcome of this matter cannot presently be determined, the Company believes that any impact on its financial statements will not be material, and no loss contingencies have been recorded.

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



      The following is a summary of transactions under the plan during the three months ended November 30, 1996, and 1995.

                                      Three Months Ended
                            November 30, 1996               November 30, 1995

                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share

Outstanding-beginning   1,002,300     $10.25-$21.25   1,114,960    $ 5.88-$21.25
   Granted                294,900     $16.75-$17.75       6,000    $15.25-$18.75
   Exercised              (64,900)    $10.50-$16.75     (43,440)   $ 5.88-$17.25
   Cancelled              (10,750)                      (26,900)
Outstanding-ending      1,221,550     $10.25-$21.25   1,050,620    $ 5.88-$21.25


      At November 30, 1996, options to purchase 389,985 shares were exercisable at prices ranging from $10.25 to $21.25 per share, and at November 30, 1995, options to purchase 320,125 shares were exercisable at prices ranging from $5.88 to $21.25 per share.


  6. Net income per common share is based on the weighted average number of shares outstanding during each reporting period. Exercise of outstanding stock options would have no material dilutive effect on net income per common share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FINANCIAL CONDITION

     The Company's working capital increased by $4,315,724, from $273,694,125 at August 31, 1996 to $278,009,849 at November 30, 1996. The
principal source of new working capital continued to be the reinvestment of a significant portion of the earnings of the Company. Changes in working capital components during the first quarter of fiscal 1997 and 1996 were primarily the result of seasonal increases in merchandise inventories, which were financed primarily by reinvestment of earnings (net of dividends), increases in short-term notes payable, and, in fiscal 1997, by an increase in trade accounts payable.

     Capital expenditures for the quarter ended November 30, 1996, were approximately $15,679,000, and are currently planned to be approximately $70 million for fiscal 1997. The majority of planned capital expenditures for fiscal 1997 is related to the Company's retail store expansion program, existing store remodeling and refurbishing, and to the construction and equipping of a new full-service distribution center. In fiscal 1997, the Company currently plans to open approximately 235 stores and close approximately 50 stores for a net addition of approximately 185 stores, compared with the opening of 223 stores and closing of 58 stores for a net addition of 165 stores in fiscal 1996. The Company also currently plans to expand or relocate approximately 100 stores in fiscal 1997, compared with the expansion or relocation of 34 stores in fiscal 1996. All stores opening in fiscal 1996 and 1997 have a new interior layout featuring wider aisles, lower fixtures and updated signage. In addition, approximately 265 stores were remodeled or refurbished during fiscal 1996 with some or all of the features of this layout. In the first quarter of fiscal 1997, the Company opened 49 stores, closed 11 stores, expanded or relocated 26 stores, and refurbished approximately 225 additional stores. The Company will continue to evaluate the results of the remodeling and refurbishing program to determine longer-term plans. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, remodeling and refurbishing plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change depending on developments in the economy and other factors.

                          RESULTS OF OPERATIONS
NET SALES

     Net sales increased 14.8% in the quarter ended November 30, 1996, as compared with the quarter ended November 30, 1995. The increase was attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 8.2% in the quarter ended November 30, 1996, as compared with the same period ended November 30, 1995, with sales of hardlines merchandise increasing approximately 12.6% and sales of softlines merchandise increasing approximately 1.0%. Hardlines as a percentage of total sales increased to approximately 65% in the first quarter of fiscal 1997 compared to 63% in the first quarter of fiscal 1996. Customers continue to respond favorably to the Company's everyday low price strategy in hardlines, and the Company is continuing its efforts to improve sales of softlines by placing more emphasis on lower priced basic apparel and on closeout and other opportunistic purchases of apparel that offer good values to its low and low-middle income customer base. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy and snack food, electronics, housewares and giftware, toys, hardware and automotive supplies.
Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels.

     The average number of stores open during the first quarter of fiscal 1997 was 6.4% more than during the first quarter of fiscal 1996. The Company had 2,619 stores in operation at November 30, 1996, as compared with 2,469 stores in operation at November 30, 1995, representing an increase of approximately 6.1%.

COST OF SALES

     Cost of sales increased 16.0% in the quarter ended November 30, 1996, as compared with the quarter ended November 30, 1995. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 66.0% in the quarter ended November 30, 1996, compared with 65.4% in the quarter ended November 30, 1995. The increase in the cost of sales percentage was due in part to additional markdowns taken during the quarter ended November 30, 1996, as compared to the same period last year, on selected electronics and softlines merchandise that did not achieve expected levels of sales. Additionally, the strength of hardlines sales, which typically carry a lower margin than softlines, also contributed to the increase. The cost of sales percentages also are affected by other changes in the effectiveness of the merchandise procurement programs and product mix, and by merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 11.2% in the quarter ended November 30, 1996, as compared with the quarter ended November 30, 1995. The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 27.8% in the quarter ended November 30, 1996, as compared with 28.7% in the quarter ended November 30, 1995. The decrease in the percentage for the quarter ended November 30, 1996, was due in part to a decrease in advertising expenses, as the Company distributed one less advertising circular during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996.
Additionally, the leverage provided by the 8.2% increase in existing store sales contributed to the reduction in selling, general and administrative expenses as a percentage of net sales. The increase in the federal minimum wage rate on October 1, 1996, increased store labor costs during the quarter ended November 30, 1996. The Company estimates that during fiscal 1997 store labor costs will increase approximately $3,600,000 due to this minimum wage increase.

PROVISION FOR TAXES ON INCOME

     The provision for taxes on income for the quarter ended November 30, 1996, increased 19.5% as compared with the quarter ended November 30, 1995. The variance between the periods is primarily due to the increase in income before the provision for income taxes. The effective tax rate was 38.8% for both the quarters ended November 30, 1996, and November 30, 1995.


FORWARD-LOOKING STATEMENTS

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, remodelings,refurbishing, expansions and relocations, additional distribution facilities, and other aspects of the Company's future business and operations. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive pricing pressures, general economic conditions, inflation, merchandise supply constraints, availability of real estate, finalizing plans for a new distribution center, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

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


                                     FAMILY DOLLAR STORES, INC.
                                             (Registrant)


Date: January 8, 1997                JOHN D. REIER
                                     JOHN D. REIER
                                     (President)


Date: January 8, 1997                C. MARTIN SOWERS
                                     C. MARTIN SOWERS
                                     (Senior Vice President-Finance)


Date: January 8, 1997                KENNETH T. SMITH
                                     KENNETH T. SMITH
                                     (Vice President-Controller
                                     Principal Accounting Officer)