Form 10-Q
period 1997-02-28
FAMILY DOLLAR STORES INC
filed 1997-04-08
CIK 34408

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended February 28, 1997

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

              Class                 Outstanding at March 31, 1997
   Common Stock, $.10 par value              57,145,697 shares

               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                                 INDEX


                                                         Page No.

Part I - Financial Information

     Item I - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            February 28, 1997 and August 31, 1996               2

          Consolidated Condensed Statements of Income -
            Three Months Ended February 28, 1997 and
            February 29, 1996                                   3

          Consolidated Condensed Statements of Income -
            Six Months Ended February 28, 1997 and
            February 29, 1996                                   4

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended February 28, 1997 and
            February 29, 1996                                   5

          Notes to Consolidated Condensed Financial
            Statements                                        6-7

          Computation of Net Income per Common Share -
            Note 6                                              7

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-10

Part II - Other Information and Signatures

     Item 4 - Submission of Matters to a Vote of               11
              Security Holders

     Item 6 - Exhibits and Reports on Form 8-K                 11

     Signatures                                                12



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                           February 28,      August 31,
                                              1997             1996
                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)       $ 38,141,410    $ 18,844,839
  Merchandise inventories                   455,517,403     462,840,051
  Deferred income taxes                      21,207,129      20,372,129
  Prepayments and other current assets        8,729,239       5,842,953
    Total current assets                    523,595,181     507,899,972

Property and equipment, net                 199,216,367     184,607,229

Other assets                                  3,730,070       4,301,090

                                           $726,541,618    $696,808,291



                   Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 3)                         -         $  4,400,000
  Accounts payable and accrued
    liabilities                            $226,378,528     222,983,656
  Income taxes payable                        8,067,473       6,822,191
    Total current liabilities               234,446,001     234,205,847

Deferred income taxes                        17,885,325      17,645,325

Contingencies (Note 4)

Shareholders' equity (Notes 5 and 6):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 60,573,929 shares at
    February 28, 1997 and 60,290,684
    shares at August 31, 1996                 6,057,393       6,029,068
  Capital in excess of par                   21,801,170      16,818,916
  Retained earnings                         457,700,997     433,458,403
                                            485,559,560     456,306,387
  Less common stock held in treasury,
    at cost (3,452,822 shares at
    February 28, 1997 and August 31, 1996 -
    Note 6)                                  11,349,268      11,349,268
      Total shareholders' equity            474,210,292     444,957,119

                                           $726,541,618    $696,808,291

See notes to consolidated condensed financial statements.



             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)

                                              Three Months Ended
                                           February 28,    February 29,
                                               1997            1996

Net sales                                  $530,259,064    $448,274,071

Costs and expenses:
  Cost of sales                             366,093,803     308,309,244
  Selling, general and
    administrative expeses                  131,658,547     113,925,083
                                            497,752,350     422,234,327

Income before provision
  for taxes on income                        32,506,714      26,039,744

Provision for taxes on income                12,505,000      10,103,000

Net income                                 $ 20,001,714    $ 15,936,744


Net income per common share
  (Note 6)                                    $0.35          $0.28

Dividends per common share                    $0.12          $0.11


Weighted average number of
  common shares outstanding (Note 6)         57,042,367     56,815,800



See notes to consolidated condensed financial statements.



              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)

                                                Six Months Ended
                                             February 28,  February 29,
                                               1997            1996

Net sales                                  $985,141,711    $844,438,630

Costs and expenses:
  Cost of sales                             666,395,716     567,262,731
  Selling, general and
    administrative expenses                 257,891,459     227,431,386
                                            924,287,175     794,694,117

Income before provision for
taxes on income                              60,854,536      49,744,513

Provision for taxes on income                23,493,000      19,300,000


Net income                                 $ 37,361,536    $ 30,444,513

Net income per common share (Note 6)           $0.66           $0.54


Dividends per common share                     $0.23           $0.21


Weighted average number of
  common shares outstanding (Note 6)         56,949,806     56,791,251



See notes to consolidated condensed financial statements.



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                 Six Months Ended
                                             February 28,   February 29,
                                                 1997           1996
Cash flows from operating activities:
  Net income                                 $ 37,361,536   $30,444,513
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              14,296,753    11,962,247
    Deferred income taxes                        (595,000)     (444,000)
    Loss on disposition of property
      and equipment                                66,462       151,716
    Changes in operating assets and liabilities:
      Inventories                               7,322,648    (3,427,546)
      Prepayments and other current assets     (2,886,286)   (1,277,495)
      Other assets                                571,020       597,166
      Accounts payable and accrued
        liabilities                             2,792,043   (15,067,313)
      Income taxes payable                      1,245,282      (722,196)
                                               60,174,458    22,217,092
Cash flows from investing activities:
    Capital expenditures                      (29,980,532)  (22,798,127)
    Proceeds from dispositions of
      property and equipment                    1,008,179       946,327
                                              (28,972,353)  (21,851,800)
Cash flows from financing activities:
    Net notes payable (repayments) borrowings  (4,400,000)   19,500,000
    Exercise of employee stock options          5,010,579       874,108
    Payment of dividends                      (12,516,113)  (11,354,283)
                                              (11,905,534)    9,019,825

Net change in cash and cash equivalents        19,296,571     9,385,117

Cash and cash equivalents at beginning
  of period                                    18,844,839     8,852,631

Cash and cash equivalents at end of period   $ 38,141,410   $18,237,748

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $    285,746   $   399,732
    Income taxes                               22,411,221    20,300,781
See notes to consolidated condensed financial statements.

            FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1997, and the results of operations for the three and six months ended February 28, 1997, and February 29, 1996 and the cash flows for the six months ended February 28, 1997, and February 29, 1996.

      The results of operations for the six month period ended
      February 28, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 1999 and March 29, 1998, respectively. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 1999, into either a five or seven year term loan, at the bank's variable prime rate.

4. The Internal Revenue Service has examined the Company's consolidated 1993 and 1994 federal income tax returns and has rendered an initial report and assessment as a result of the examination. The Company has appealed the findings of the report. Substantially all of the components of the assessment, which totals approximately $1.9 million, involve the timing of deductions, not the disallowance of deductions. These components, which involve the timing of deductions for depreciation, inventory shrinkage, medical expenses and costs capitalized into inventory under the Uniform Capitalization rules, will therefore have no effect on recorded financial statement tax expense. Although the ultimate outcome of this matter cannot presently be determined, the Company believes that any impact on its financial statements will not be material, and no loss contingencies have been recorded.

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


      The following is a summary of transactions under the plan during the six months ended February 28, 1997 and February 29, 1996.

                                        Six Months Ended
                            February 28, 1997           February 29, 1996

                      Number of                     Number of
                      shares        Option price    shares        Option price
                      under option  per share       under option  per share
Outstanding-beginning   1,002,300   $10.25-$21.25    1,114,960     $ 5.88-$21.25
        Granted           459,400   $16.75-$22.50       17,150     $11.50-$18.75
        Exercised        (283,245)  $10.50-$21.25      (84,020)    $ 5.88-$17.25
        Cancelled         (27,200)                     (40,790)
Outstanding-ending      1,151,255   $10.25-$22.50    1,007,300     $10.00-$21.25


      At February 28, 1997, options to purchase 344,539 shares were exercisable at prices ranging from $10.25 to $21.25 per share, and at February 29, l996, options to purchase 446,205 shares were exercisable at prices ranging from $10.00 to $21.25 per share.



  6. Net income per common share is based on the weighted average number of shares outstanding during each reporting period. Exercise of outstanding stock options would have no material dilutive effect on net income per common share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FINANCIAL CONDITION

     The Company's working capital increased by $15.5 million, from $273.7 million at August 31, 1996 to $289.2 million at February 28, 1997. The principal source of new working capital continued to be the reinvestment of a significant portion of the earnings of the Company. The Company had $38.1 million of cash and cash equivalents and no short-term borrowings at February 28, 1997. This compares to $18.8 million of cash and cash equivalents and $4.4 million of short-term borrowings at August 31, 1996. During the six months ended February 28, 1997, the increase in existing store sales, as described in "Net sales" below, coupled with improved inventory turnover compared with the six months ended February 29, 1996, produced $60.2 million cash flow from operating activities for the first half of fiscal 1997 compared with $22.2 million cash flow from operating activities in the first half of fiscal 1996.

     Capital expenditures for the six months ended February 28, 1997, were approximately $30 million, and are currently planned to be approximately $75 million for fiscal 1997. The majority of capital expenditures for fiscal 1997 is related to the Company's retail store expansion program, existing store remodeling and refurbishing, and to the construction of a new full-service distribution center. In fiscal 1997, the Company plans to open approximately 235 stores and close approximately 50 stores for a net addition of approximately 185 stores, compared with the opening of 223 stores and closing of 58 stores for a net addition of 165 stores in fiscal 1996. The Company also currently plans to expand or relocate approximately 100 stores in fiscal 1997, compared with the expansion or relocation of 34 stores in fiscal 1996. All stores opening in fiscal 1996 and 1997 have a new interior layout featuring wider aisles, lower fixtures and updated signage. In the first six months of fiscal 1997, the Company opened 94 stores, closed 38 stores and expanded or relocated 44 stores. In addition, approximately 325 stores were remodeled or refurbished during the first six months of fiscal 1997 with some or all of the features of the new interior layout. The Company will continue to evaluate the results of the remodeling and refurbishing program to determine longer-term plans. The Company occupies most of its stores under operating leases. Store opening, closing, remodeling and refurbishing plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change depending on developments in the economy and other factors.



                      RESULTS OF OPERATIONS

NET SALES

    Net sales increased 18.3% in the quarter ended February 28, 1997, as compared with the quarter ended February 29, 1996, and increased 16.7% in the six month period ended February 28, 1997, as compared with the six month period ended February 29, 1996. The increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 11.5% in the quarter ended February 28, 1997, as compared with the same period ended February 29, 1996, with sales of hardlines merchandise increasing approximately 15.1% and sales of softlines merchandise increasing approximately 4.6%. Sales in existing stores increased 10.0% in the six month period ended February 28, 1997 as compared to the six month period ended February 29, 1996, with sales of hardlines merchandise increasing approximately 13.9% and sales of softlines merchandise increasing approximately 3.0%. Hardlines as a percentage of total sales increased to approximately 67% in the second quarter of fiscal 1997 compared to approximately 65% in the second quarter of fiscal 1996, and increased to approximately 66% in the first six months of fiscal 1997 compared to approximately 64% in the first six months of fiscal 1996. Customers continue to respond favorably to the Company's everyday low price strategy in hardlines, and the Company is continuing its efforts to improve sales of softlines by placing more emphasis on lower priced basic apparel and on closeout and other opportunistic purchases of apparel that offer good values to its low and low-middle income customer base. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy and snack food, electronics, housewares and giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels.

     The average number of stores open during the first six months of fiscal 1997 was 6.4% more than during the six months of fiscal 1996. The Company had 2,637 stores in operation at February 28, 1997, as compared with 2,488 stores in operation at February 29, 1996, representing an increase of approximately 6.0%.



COST OF SALES

     Cost of sales increased 18.7% in the quarter ended
February 28, 1997, as compared with the quarter ended
February 29, 1996, and increased 17.5% in the six months ended February 28, 1997, as compared to the six months ended
February 29, 1996. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 69.0% in the quarter ended February 28, 1997, compared with 68.8% in the quarter ended February 29, 1996, and was 67.6% in the six months ended February 28, 1997, compared with 67.2% in the six months ended February 29, 1996. The increases in the cost of sales percentage for the quarter and six months ended February 28, 1997 were due in part to the strength of hardlines sales, which typically carry a lower margin than softlines. Additionally, the increase in the cost of sales percentage for the six month period was due in part to additional markdowns taken during the first quarter of fiscal 1997 on selected electronics and softlines merchandise that did not achieve expected levels of sales. The cost of sales percentages also are affected by other changes in the effectiveness of the merchandise procurement programs and product mix, and by merchandise shrinkage losses and freight costs.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 15.6% in the quarter ended February 28, 1997, as compared with the quarter ended February 29, 1996, and increased 13.4% in the six months ended February 28, 1997, as compared with the six months ended February 29, 1996. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 24.8% in the quarter ended February 28, 1997, as compared with 25.4% in the quarter ended February 29, 1996, and were 26.2% in the six months ended February 28, 1997, as compared with 26.9% in the six months ended February 29, 1996. The decreases in the percentages for the quarter and six months ended February 28, 1997 were due primarily to the leverage provided by the increases in existing store sales. The Company incurred additional advertising expenditures during the second quarter ended
February 28, 1997, which were offset by less advertising expenditures in the first quarter ended November 30, 1996, as a result of shifting the distribution of one advertising circular from the first quarter to the second quarter of fiscal 1997 compared to fiscal 1996. In addition, the increase in the Federal minimum wage on October 1, 1996, increased store labor costs during the six months ended February 28, 1997. The Company estimates that during fiscal 1997 store labor costs will increase approximately $3.6 million due to this minimum wage increase.



PROVISION FOR TAXES ON INCOME

     The provision for taxes on income for the quarter ended February 28, 1997 increased 23.8% as compared with the quarter ended February 29, 1996, and increased 21.7% in the six months ended February 28, 1997, as compared with the six months ended February 29, 1996. The variance between the periods is primarily due to the increase in income before the provision for income taxes. The effective tax rate was 38.5% for the quarter ended February 28, 1997, as compared to 38.8% for the quarter ended February 29, 1996, and was 38.6% for the six months ended February 28, 1997, and as compared to 38.8% for the six months ended February 29, 1996. The decreases in the percentages for the quarter and six months ended February 28, 1997 were due primarily to the implementation of the federal Work Opportunity Tax Credit program.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, remodels, refurbishing, expansions and relocations, additional distribution facilities, and other aspects of the Company's future business and operations. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive pricing pressures, general economic conditions, inflation, merchandise supply constraints, availability of real estate, construction and start-up of a new distribution center, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

                    PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held January 16, 1997, stockholders voted to:

  (a) Elect to the Board of Directors of the Company the six nominees named in the Proxy Statement for the Annual Meeting as follows:

                                   Shares           Shares Witholding
        Nominee                  Voting For         Authority to Vote
Leon Levine                      49,613,357              282,105
John D. Reier                    49,616,385              279,077
George R. Mahoney, Jr.           49,615,885              279,577
Mark R. Bernstein                49,615,147              280,315
James H. Hance, Jr.              49,616,457              279,005
James G. Martin                  49,127,545              767,917


 (b) Approve the proposal to amend the 1989 Non-Qualified Stock Option Plan, with 48,332,753 shares voted for, 321,101 against and 1,241,608 shares abstaining.

 (c) Approve the proposal to approve the Incentive Profit Sharing Plan, with 48,301,641 shares voted for, 348,246 shares against and 1,245,575 shares abstaining.

 (d) Ratify the action of the Board of Directors in selecting Price Waterhouse as independent accountants to audit the consolidated financial statements of the company and its subsidiaries for the year ending August 31, 1997, with 49,799,974 shares voted for, 30,092 shares against and 65,396 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits filed herewith:
           *10 (i)   Employment Agreement dated December 17, 1996,
                     between the Company and R. James Kelly
           *10 (ii)  Incentive Profit Sharing Plan, amended as of
                     January 16, 1997
           *10 (iii) 1989 Non-Qualified Stock Option Plan,
                     amended as of January 16, 1997
            11       Statements Re: Computations of Per Share Earnings
            27       Financial Data Schedule

        (b) Reports on Form 8-K - None


        * Exhibit represents a management contract or compensatory plan.









SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAMILY DOLLAR STORES, INC.
                                               (Registrant)

Date: April 4, 1997                 R. JAMES KELLY
                                    R. JAMES KELLY
                                    Vice Chairman

Date: April 4, 1997                 C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    Senior Vice President-Finance
                                    Principal Financial Officer