Form 10-Q
period 1997-05-31
FAMILY DOLLAR STORES INC
filed 1997-07-14
CIK 34408

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended May 31, 1997

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

              Class                    Outstanding at June 30, 1997
   Common Stock, $.10 par value                57,171,832 shares

           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES



                              INDEX


                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            May 31, 1997 and August 31, 1996                    2

          Consolidated Condensed Statements of Income -
            Three Months Ended May 31, 1997 and 1996            3

          Consolidated Condensed Statements of Income -
            Nine Months Ended May 31, 1997 and 1996             4

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended May 31, 1997 and 1996             5

          Notes to Consolidated Condensed Financial
            Statements                                        6-7

          Computation of Net Income per Common Share -
            Note 6                                              7

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-10

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    11

  Signatures                                                   11


               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)

                                             May 31,         August 31,
                                              1997             1996

                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)        $ 68,822,483    $ 18,844,839
  Merchandise inventories                    460,801,936     462,840,051
  Deferred income taxes                       22,202,129      20,372,129
  Prepayments and other current assets         7,996,359       5,842,953
    Total current assets                     559,822,907     507,899,972

Property and equipment, net                  211,699,376     184,607,229

Other assets                                   3,323,034       4,301,090

                                            $774,845,317    $696,808,291


                  Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 3)                   $     -          $  4,400,000
  Accounts payable and accrued
    liabilities                              254,845,813     222,983,656
  Income taxes payable                        10,635,961       6,822,191
    Total current liabilities                265,481,774     234,205,847

Deferred income taxes                         18,020,325      17,645,325

Shareholders' equity (Notes 4, 5 and 6):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 60,620,074 shares at
    May 31, 1997 (90,930,111 shares as
    adjusted for 3 for 2 stock split - Note 4)
    and 60,290,684 shares at August 31, 1996   6,062,007       6,029,068
  Capital in excess of par                    22,702,279      16,818,916
  Retained earnings                          473,928,200     433,458,403
                                             502,692,486     456,306,387
  Less common stock held in treasury,
    at cost (3,452,822 shares at
    May 31, 1997) (5,179,233 shares as
    adjusted for 3 for 2 stock split - Note 4)
    and 3,452,822 shares at August 31, 1996
    (Notes 4 and 6)                           11,349,268      11,349,268
      Total shareholders' equity             491,343,218     444,957,119

                                            $774,845,317    $696,808,291

See notes to consolidated condensed financial statements.




           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)


                                               Three Months Ended
                                              May 31,         May 31,
                                               1997            1996

Net sales                                  $498,404,002    $427,941,427

Costs and expenses:
  Cost of sales                             330,671,792     283,931,798
  Selling, general and
    administrative expenses                 130,317,446     113,522,290
                                            460,989,238     397,454,088

Income before provision
  for taxes on income                        37,414,764      30,487,339

Provision for taxes on income                14,327,000      11,707,000

Net income                                 $ 23,087,764    $ 18,780,339

Net income per common share (Note 6)            $0.40          $0.33

Net income per common share as adjusted
  for 3 for 2 stock split (Notes 4 and 6)       $0.27          $0.22

Dividends per common share
  As declared                                   $0.12          $0.11
  As adjusted for 3 for 2
  stock split (Note 4)                          $0.08          $0.07

Weighted average number of
  common shares outstanding (Note 6)         57,149,247      56,833,405

Weighted average number of
  common shares outstanding as adjusted
  for 3 for 2 stock split (Notes 4 and 6)    85,723,871      85,250,108


See notes to consolidated condensed financial statements.




            FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)

                                                Nine Months Ended
                                             May 31,         May 31,
                                              1997            1996

Net sales                               $1,483,545,713   $1,272,380,057

Costs and expenses
  Cost of sales                            997,067,508      851,194,529
  Selling, general and
    administrative expenses                388,208,905      340,953,676
                                         1,385,276,413    1,192,148,205
Income before provision for
   taxes on income                          98,269,300       80,231,852

Provision for taxes on income               37,820,000       31,007,000

Net income                                $ 60,449,300     $ 49,224,852

Net income per common share (Note 6)          $1.06            $0.87

Net income per common share as adjusted
  for 3 for 2 stock split (Notes 4 and 6)     $0.71            $0.58

Dividends per common share
  As declared                                 $0.35            $0.32
  As adjusted for 3 for 2
  stock split (Note 4)                        $0.23            $0.21

Weighted average number of
  common shares outstanding (Note 6)        57,017,017      56,805,405

Weighted average number of
  common shares outstanding as adjusted
  for 3 for 2 stock split
  (Notes 4 and 6)                           85,525,526      85,208,108

See notes to consolidated condensed financial statements.




                 FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                  Nine Months Ended
                                                 May 31,        May 31,
                                                  1997           1996
Cash flows from operating activities:
  Net income                                  $60,449,300    $49,224,852
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              21,824,339     18,230,932
    Deferred income taxes                      (1,455,000)    (1,525,001)
    (Gain) Loss on disposition of property
      and equipment                               (12,504)       290,477
    Changes in operating assets and liabilities:
      Inventories                               2,038,115     10,517,721
      Prepayments and other current assets     (2,153,406)      (411,626)
      Other assets                                978,056      1,275,659
      Accounts payable and accrued
        liabilities                            31,254,340    (14,992,144)
      Income taxes payable                      3,813,770      2,812,480
                                              116,737,010     65,423,350
Cash flows from investing activities:
    Capital expenditures                      (50,013,047)   (37,679,477)
    Proceeds from dispositions of
      property and equipment                    1,109,065      1,208,297
                                              (48,903,982)   (36,471,180)
Cash flows from financing activities:
    Net notes payable repayments               (4,400,000)          -
    Exercise of employee stock options          5,916,302      1,002,608
    Payment of dividends                      (19,371,686)   (17,605,348)
                                              (17,855,384)   (16,602,740)

Net change in cash and cash equivalents        49,977,644     12,349,430

Cash and cash equivalents at beginning
  of period                                    18,844,839      8,852,631

Cash and cash equivalents
 at end of period                             $68,822,483    $21,202,061

Supplemental disclosure of
cash flow information:
  Cash paid during the period for:
    Interest                                 $    301,374    $   505,389
    Income taxes                               30,869,321     29,511,105

See notes to consolidated condensed financial statements.

         FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1997, and the results of operations for the three and nine months ended May 31, 1997, and 1996, and the cash flows for the nine months ended May 31, 1997, and 1996.

        The results of operations for the nine month period ended
    May 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 1999 and March 29, 1998, respectively. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 1999 into either a five or seven year term loan at the bank's variable prime rate.

4. The Board of Directors declared a 3 for 2 stock split on June 25, 1997, effective July 31, 1997, in the form of a 50% stock distribution to holders of record of common stock on July 15, 1997. The proforma effect of the stock split on net income and distribution per common share, and on weighted average number of common shares outstanding, is presented in the Consolidated Condensed Statements of Income (unaudited) for the three and nine-month periods ended May 31, 1997, and 1996. The proforma effect of the stock split on the summary of transactions of the Company's non-qualified stock option plan for the nine month period ended May 31, 1997, and 1996 is presented in Note 5 to the consolidated condensed financial statements. The effect of the stock split on shareholder's equity will be the transfer of the par value for the additional shares issued from the capital in excess of par account to the common stock account.

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


The following is a summary of transactions under the plan during the nine months ended May 31, 1997, and 1996.



                                       Nine Months Ended
                              May 31, 1997                     May 31, 1996
                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share

Outstanding-beginning   1,002,300     $10.25-$21.25   1,114,960    $ 5.88-$21.25
   Granted                552,400     $16.75-$26.25      80,050    $11.50-$18.75
   Exercised             (329,390)    $10.50-$21.25     (94,020)   $ 5.88-$17.25
   Cancelled             (125,105)                      (91,890)
Outstanding-ending      1,100,205     $10.25-$26.25   1,009,100    $10.25-$21.25

Exercisable options       306,174     $10.25-$21.25     434,725    $12.38-$21.25





The following is a summary of transactions under the plan during the nine months ended May 31, 1997, and 1996 as adjusted for the 3 for 2 stock split - see Note 4.


                                       Nine Months Ended
                              May 31, 1997                     May 31, 1996
                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share

Outstanding-beginning   1,503,450     $ 6.83-$14.17   1,672,440    $ 3.92-$14.17
   Granted                828,600     $11.17-$17.50     120,075    $ 7.67-$12.50
   Exercised             (494,085)    $ 7.00-$14.17    (141,030)   $ 3.92 $11.50
   Cancelled             (187,657)                     (137,835)
Outstanding-ending      1,650,308     $ 6.83-$17.50   1,513,650    $ 6.83-$14.17

Exercisable options       459,261     $ 6.83-$14.17     652,088    $ 8.25-$14.17



6. Net income per common share is based on the weighted average number of shares outstanding during each reporting period.
      Exercise of outstanding stock options would have no material dilutive effect on net income per common share.

7. The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" for the year ending August 31, 1998. For the quarter ended May 31, 1997, the Company is required to continue following the computation requirements of Accounting Principles Board Opinion No. 15, "Earnings Per Share." The adoption of the new standard would not have had a material effect on the Company's net income per common share for the quarter ended May 31, 1997.






                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         FINANCIAL CONDITION

     The Company's working capital increased by $20.6 million, from $273.7 million at August 31, 1996 to $294.3 million at May 31, 1997. The principal source of new working capital continued to be the earnings of the Company. The Company had $68.8 million of cash and cash equivalents and no short-term borrowings at May 31, 1997, compared to $18.8 million of cash and cash equivalents and $4.4 million of short-term borrowings at August 31, 1996. During the nine months ended May 31, 1997, the increase in earnings, coupled with improved inventory turnover compared with the nine months ended May 31, 1996, produced $116.7 million cash flow from operating activities compared with $65.4 cash flow from operating activities in the first nine months of fiscal 1996.

     Capital expenditures for the nine months ended May 31, 1997, were approximately $50 million, and are currently planned to be approximately $80 million for fiscal 1997. The majority of capital expenditures for fiscal 1997 is related to the Company's retail store expansion program, existing store renovation and to the construction of a new full-service distribution center currently planned to be completed in January 1998. The Company occupies most of its stores under operating leases. The Company currently plans to open approximately 235 stores and close approximately 50 stores for a net addition of approximately 185 stores in fiscal 1997, compared with the opening of 223 stores and closing of 58 stores for a net addition of 165 stores in fiscal 1996. The Company also currently plans to expand or relocate approximately 100 stores in fiscal 1997, compared with the expansion or relocation of 34 stores in fiscal 1996. All stores opening in fiscal 1996 and 1997 have a new interior layout featuring wider aisles, lower fixtures and updated signage. In the first nine months of fiscal 1997, the Company opened 166 stores, closed 41 stores and expanded or relocated 74 stores. In addition, approximately 380 of the Company's existing stores were renovated during the first nine months of fiscal 1997 with some or all of the features of the new layout. During fiscal 1998, the Company is planning capital expenditures of approximately $80 million to $90 million. The majority of these expenditures relate to the planned opening of 300 new stores, expansion or relocation of approximately 150 existing stores, renovation of an additional 200 to 400 existing stores and completion of a third distribution center. Forty to fifty stores will be closed. Management expects to meet these expenditures with internally generated funds. Store opening, closing, expansion, relocation,and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

                       RESULTS OF OPERATIONS
NET SALES

     Net sales increased 16.5% in the quarter ended May 31, 1997, as compared with the quarter ended May 31, 1996, and increased 16.6% in the nine month period ended May 31, 1997, as compared with the nine month period ended May 31, 1996. The increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 9.9% in both the quarter and the nine month period ended May 31, 1997, as compared with the same periods in the prior fiscal year. Sales of hardlines merchandise increased approximately 14% and sales of softlines merchandise increased approximately 3% in both the quarter and the nine month period ended May 31, 1997, as compared to the same periods in the prior fiscal year. Hardlines as a percentage of total sales increased to approximately 65% in the third quarter of fiscal 1997 compared to approximately 63% in the third quarter of fiscal 1996, and increased to approximately 66% in the first nine months of fiscal 1997 compared to approximately 64% in the first nine months of fiscal 1996. Customers continue to respond favorably to the Company's everyday low price strategy. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy and snack food, electronics, housewares and giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels.

     The average number of stores open during the first nine months of fiscal 1997 was 7.0% more than during the first nine months of fiscal 1996. The Company had 2,706 stores in operation at May 31, 1997, as compared with 2,523 stores in operation at May 31, 1996, representing an increase of approximately 7.3%.

COST OF SALES

     Cost of sales increased 16.5% in the quarter ended May 31, 1997, as compared with the quarter ended May 31, 1996, and increased 17.1% in the nine months ended May 31, 1997, as compared to the nine months ended May 31, 1996. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 66.3% in both the quarter ended May 31, 1997, and the quarter ended May 31, 1996, and was 67.2% in the nine months ended May 31, 1997, compared with 66.9% in the nine months ended May 31, 1996. The shift in the sales mix more toward hardlines merchandise referred to in "Net sales" above and the everyday low pricing strategy contributed to the increase in the cost of sales percentage for the nine months ended May 31, 1997. For the quarter ended May 31, 1997, this effect was mitigated by a reduction in the level of promotional markdowns.
For fiscal 1998, the Company's plan is for the cost of sales percentages to be at approximately the same level as for fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 14.8% in the quarter ended May 31, 1997, as compared with the quarter ended May 31, 1996, and increased 13.9% in the nine months ended May 31, 1997, as compared with the nine months ended May 31, 1996. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation and increases in distribution costs associated with sales volume increases. Selling, general and administrative expenses, as a percentage of net sales, were 26.2% in the quarter ended May 31, 1997, as compared with 26.5% in the quarter ended May 31, 1996, and were 26.2% in the nine months ended May 31, 1997, as compared with 26.8% in the nine months ended May 31, 1996. The decreases in percentages for the quarter and nine months ended May 31,1997 were due primarily to the leverage provided by the increases in existing store sales. The Company estimates that during fiscal 1997 store labor costs will increase approximately $3.6 million due to the federal minimum wage increase that was effective on October 1, 1996. The federal minimum wage will increase again on September 1, 1997, and the Company estimates that store labor costs will increase approximately $4 million in fiscal 1998 due to this minimum wage increase. Selling, general and administrative expenses also will increase in fiscal 1998 due to the costs of the new full-service distribution center. Notwithstanding these increases, the Company is not currently planning for selling, general, and administrative expenses in fiscal 1998 to increase as a percentage of net sales.

PROVISION FOR TAXES ON INCOME

     The provision for taxes on income for the quarter ended
May 31, 1997, increased 22.4%, as compared with the quarter ended May 31, 1996, and increased 22.0% in the nine months ended May 31, 1997, as compared with the nine months ended May 31, 1996. The variance between the periods is primarily due to the increase in income before the provision for income taxes. The effective tax rate was 38.3% for the quarter ended May 31, 1997, as compared to 38.4% for the quarter ended May 31, 1996, and was 38.5% for the nine months ended May 31, 1997, as compared to 38.6% for the nine months ended May 31, 1996. The decreases in the percentages for the quarter and nine months ended May 31, 1997 were due primarily to the implementation of the federal Work Opportunity Tax Credit program.

FORWARD-LOOKING STATEMENTS

  Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, and other aspects of the Company's future business and operations. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, changes in consumer demand, inflation, merchandise supply constraints, changes in tariffs and freight rates, availability of real estate, construction and start-up of a new distribution center, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

                     PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibits filed herewith:
          3 (b) Bylaws, as amended as of April 29, 1997

        *10 (i) Employment Agreement dated April 29, 1997, between the Company and Howard R. Levine

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


                                    FAMILY DOLLAR STORES, INC.
                                            (Registrant)


Date: July 9, 1997                  R. JAMES KELLY
                                    R. JAMES KELLY
                                    Vice Chairman


Date: July 9, 1997                  C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    Senior Vice President-Finance
                                    Principal Financial Officer