Form 10-K
period 1997-08-31
FAMILY DOLLAR STORES INC
filed 1997-11-20
CIK 34408

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
          Annual Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934
             For the fiscal year ended August 31, 1997
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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing price of these shares on the New York Stock Exchange on November 10, 1997, was approximately $1,530,800,000.

The number of shares of the registrant's Common Stock outstanding as of November 10, 1997, was 85,872,666.

                DOCUMENTS INCORPORATED BY REFERENCE
     Incorporated Documents
(To the extent indicated herein)            Location in Form 10-K
Annual Report to Stockholders for the       Part II (Items 5, 6, 7 and 8)
fiscal year ended August 31, 1997           Part IV (Item 14)

Proxy Statement dated November 20, 1997     Part III (Items 10, 11, 12 and 13)
for the Annual Meeting of Stockholders

                                PART I

ITEM 1.  BUSINESS
   The original predecessor of Family Dollar Stores, Inc., was organized in 1959 to operate a self-service retail store in Charlotte, North Carolina. In subsequent years, additional stores were opened, and separate corporations generally were organized to operate these stores. Family Dollar Stores, Inc. (together with its subsidiaries referred to herein as the "Company"), was incorporated in Delaware in 1969, and all existing corporate entities became wholly-owned subsidiaries. Additional stores continued to be opened and operated in wholly-owned subsidiaries organized in the states where the stores were located. Four subsidiaries organized as North Carolina corporations provide distribution, trucking, operations, marketing and other services to the Company.

   The Company now operates a chain of self-service retail discount stores. As of November 1, 1997, there were 2,820 stores in 38 states and the District of Columbia as follows:


Texas           277    Louisiana        87   Colorado              21
North Carolina  214    New York         83   Kansas                20
Georgia         186    Illinois         81   Iowa                  16
Ohio            182    West Virginia    79   Delaware              15
Florida         173    Mississippi      75   Connecticut           14
Tennessee       138    Arkansas         55   Minnesota             13
Virginia        137    Oklahoma         53   Nebraska              11
South Carolina  118    Missouri         51   Rhode Island          10
Pennsylvania    114    Maryland         44   New Hampshire          7
Alabama         112    Massachusetts    38   Vermont                5
Michigan        109    Wisconsin        32   Maine                  4
Kentucky        104    New Jersey       24   South Dakota           3
Indiana          91    New Mexico       23   District of Columbia   1


    The number of stores operated by the Company at the end of each of
its last five fiscal years is as follows:   2,035 stores on August 31,
1993; 2,215 stores on August 31, 1994; 2,416 stores on August 31, 1995;
2,581 stores on August 31, 1996; and 2,767 stores on August 31, 1997.

    During the fiscal year ended August 31, 1997, 50 stores were closed, 39 stores were relocated within the same shopping center or market area, 55 stores were expanded in size and 380 stores were renovated. All of the stores are occupied under leases, except 141 stores owned by the Company. (See "Properties" herein.) The Company has announced plans to open approximately 300 stores and close approximately 50 stores during the current fiscal year. Such plans are continually reviewed and subject to change. From September 1, 1997, through November 1, 1997, the Company opened 71 new stores, closed 18 stores, relocated 1 store and expanded 7 stores. All stores opening in the fiscal year ending August 31, 1998, will have the new interior store layout that has been utilized in all new stores opened since September 1, 1995. This layout features increased emphasis on seasonal and promotional goods, improved presentation of merchandise, lower fixtures and wider aisles for an attractive, customer-friendly shopping environment.

    As of November 1, 1997, the Company had in the aggregate approximately 22,600,000 square feet of total store space (including receiving rooms and other non-selling areas). The typical store has approximately 6,000 to 8,000 square feet of total area. The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available. As of November 1, 1997, there were approximately 1,450 stores located in communities with populations of less than 15,000; approximately 540 stores in communities with populations of 15,000 to 50,000; and approximately 830 stores in communities with populations of over 50,000. All stores are similar in appearance and display highly visible red and white "Family Dollar Stores" or "Family Dollar" signs.

    The Company's stores are operated on a self-service, cash-and-carry basis, and low overhead permits the sale of merchandise at a relatively moderate markup. During the fiscal year ended August 31, 1994, in the face of increasing competition, the Company began to change its merchandising strategy away from promotional pricing and towards everyday low prices. In December 1993, prices were reduced on a limited number of items in 400 stores and in June 1994, this program was expanded to 1,000 stores. In September and October 1994, the number of stores with merchandise at reduced prices increased to 1,800, and the number of stockkeeping units with price reductions increased from approximately 500 to approximately 2,500. A lesser number of price reductions were taken in the balance of the stores in less competitive markets. No single store accounted for more than one-eighth of one percent of sales during the fiscal year ended August 31, 1997. Most of the stores are open six evenings a week, and many remain open on Sunday afternoons.

    The stores offer a variety of merchandise including men's, women's, boys', girls' and infants' clothing, shoes, domestics, household products, health and beauty aids, toys, school supplies, candy and snack food, electronics, housewares, paint and automotive supplies. During the fiscal year ended August 31, 1997, soft goods, including wearing apparel, shoes, linens, blankets, bedspreads and curtains, accounted for approximately 34.5 percent of the Company's sales. During the fiscal year ended August 31, 1997, nationally advertised brand merchandise accounted for approximately 30 percent of sales, Family Dollar label merchandise accounted for approximately 4.5 percent of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. Irregular merchandise accounted for approximately 1.5 percent of sales during such period. The Company does not accept credit cards or extend credit.

    The Company has a policy of uniform pricing of most items in its
stores.   Selected merchandise in stores in the most competitive markets carries lower prices and in stores in the least competitive markets with higher operating costs carries higher prices. The Company advertises through circulars which are inserted in newspapers or mailed directly to consumers' residences, and also advertises to a limited degree in newspapers. As part of the Company's plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended August 31, 1995, the number of advertising circulars distributed to consumers' homes or inserted in newspapers was cut from 22 to 15. In the fiscal year ended August 31, 1996, the number of advertising circulars distributed was reduced from 15 to 14. In the fiscal year ended August 31, 1997, 14 circulars again were distributed. In the fiscal year ending
August 31, 1998, the current plan is to distribute 10 or 11 circulars. The Company has an unadvertised internal maximum price policy which currently is to price most items of merchandise under $17.99.

    The Company purchases its merchandise from approximately 1,600 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise. Approximately 63 percent of the merchandise is manufactured in the United States and substantially all such merchandise is purchased directly from the manufacturer. Purchases of imported merchandise are made directly from the manufacturer or from importers. No single supplier accounted for more than 1.5 percent of the merchandise sold by the Company in the fiscal year ended August 31, 1997. Each of the Company's 22 buyers specializes in the purchase of specific categories of goods.

    During the fiscal year ended August 31, 1997, approximately 2.5 percent of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer. Most of the balance of the merchandise was received at the Company's Distribution Centers in Matthews, North Carolina, and West Memphis, Arkansas. Merchandise is delivered to the stores from the Distribution Centers in Matthews and West Memphis by Company-owned trucks and by common and contract carriers. During the last fiscal year, approximately 70 percent of the merchandise delivered was by common or contract carriers. The average distance between the Distribution Center in Matthews and the approximately 1,490 stores served by that facility on August 31, 1997, is approximately 390 miles. The average distance between the Distribution Center in West Memphis and the approximately 1,277 stores served by that facility on August 31, 1997, is approximately 465 miles.

    The Company also operates satellite distribution buildings in Salisbury, North Carolina, and Memphis, Tennessee. High volume, bulk items of merchandise are shipped by vendors directly to these facilities and then delivered to the stores by contract carriers.

    The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, outlet stores, warehouse stores and other stores. Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates. The relatively small size of the Company's stores permits the Company to open new units in rural areas and small towns, as well as in large urban centers, in locations convenient to the Company's low and low-middle income customer base. As the Company's sales are focused on low priced, basic merchandise, the stores offer customers a reasonable selection of competitively priced merchandise within a relatively narrow range of price points.

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

    On August 31, 1997, the Company had approximately 12,000 full-time employees and approximately 10,500 part-time employees. Approximately 750 additional employees were hired on a temporary basis for the 1996 Christmas season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.


ITEM 2.     PROPERTIES

       As of November 1, 1997, the Company operated 2,820 stores in 38 states and the District of Columbia. See "Business" herein. With the exception of 141 stores owned by the Company, all of the Company's stores were occupied under lease. Most of the leases are for fixed rentals.
A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.

       Of the Company's 2,679 leased stores at November 1, 1997, all but 145 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods. The following table sets forth certain data, as of November 1, 1997, concerning the expiration dates of all leases with renewal options:



                  Approximate Number of             Approximate Number of
                     Leases Expiring                  Leases Expiring
                   Assuming No Exercise            Assuming Full Exercise
  Fiscal Years       of Renewal Options              of Renewal Options

  1998                       514                             0

  1999-2001                1,386                             2

  2002-2004                  530                           101

  2005-2007                  102                           214

  2008 and thereafter          2                         2,217


    Of the 141 Company-owned stores, 18 are located in Texas, 16 in North Carolina, 13 each in Georgia and Virginia, 11 in Indiana, 10 in Illinois, 8 in Tennessee, 7 in Michigan, 6 in Ohio, 5 in Alabama, 4 each in South Carolina, West Virginia, Florida, Arkansas, Kentucky and Louisiana, 3 in Mississippi, 2 each in Iowa and Oklahoma and one each in New Jersey, Missouri and Kansas. In these owned stores, there are approximately 1,130,000 total square feet of space.

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

    The Company owns a second full-service distribution center which is located on a 75-acre tract of land in West Memphis, Arkansas, in a building containing approximately 850,000 square feet. This facility became operational in the spring of 1994 with 550,000 square feet of space, and a 300,000 square foot addition was substantially completed by the end of the Company's fiscal year on August 31, 1996.

    The Company began construction in March 1997 of a third full-service distribution center on a 75-acre tract of land owned by the Company in Warren County, Virginia. This distribution center will contain approximately 907,000 square feet and the plan is to begin shipping merchandise from this facility to stores in February 1998. The estimated cost of $49 million for the land, building, equipment and related services is expected to be funded with cash flow from current operations and short-term borrowing under the Company's bank lines of credit. Approximately $22 million of the estimated cost had been expended prior to August 31, 1997.

    During the fiscal year ended August 31, 1997, the Company leased buildings in Salisbury, North Carolina (approximately 300,000 square feet) and Memphis, Tennessee (approximately 270,000 square feet) to serve as satellite distribution facilities and a building in Charlotte (approximately 313,000 square feet) to provide storage space for the Distribution Center in nearby Matthews. The Company also leased another building in Charlotte (approximately 78,100 square feet) to serve as a reclamation facility for merchandise returned from the stores. These leases continue in effect through all or most of the current fiscal year.

    The Company owns and operates a fleet of tractor-trailers and trucks to distribute merchandise to some of its stores.


ITEM 3.     LEGAL PROCEEDINGS
       The Company knows of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of its property is subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted during the fourth quarter of the fiscal year ended August 31, 1997, to a vote of security holders through the solicitation of proxies or otherwise.


ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

       The following information is furnished with respect to each of the executive officers of the Company as of November 1, 1997:


       Name                    Position and Office               Age


  Leon Levine (1)               Chairman of the Board            60
                                and Treasurer

  Howard R. Levine (2)          President                        38

  R. James Kelly (3)            Vice Chairman                    50

  George R. Mahoney, Jr. (4)    Executive Vice President-        55
                                General Counsel and Secretary



  R. David Alexander, Jr. (5)   Senior Vice President-           40
                                Distribution and
                                Logistics

  Albert S. Rorie (6)           Senior Vice President-           47
                                Information Technology

  C. Martin Sowers (7)          Senior Vice President-           39
                                Finance

  Phillip W. Thompson (8)       Senior Vice President-           48
                                Store Operations

  Charles W. Broome (9)         Vice President-                  49
                                Store Operations

  Terry A. Cozort (10)          Vice President-                  54
                                Human Resources

  Charles D. Curry (11)         Vice President-                   42
                                Asset Protection

  Bruce W. Fosson (12)          Vice President-                   51
                                Store Operations

  Charles S. Gibson, Jr. (13)   Vice President-                   36
                                Logistics

  Owen R. Humphrey (14)         Vice President-                   56
                                Distribution and
                                Transportation

  Gilbert A. LaFare (15)        Vice President-                   51
                                Real Estate

  Edgar L. Paxton (16)          Vice President-                   55
                                Advertising and
                                Sales Promotion

  John J. Scanlon (17)          Vice President-                   48
                                General Merchandise
                                Manager: Hardlines

  Lou Scognamiglio (18)         Vice President-                   48
                                General Merchandise
                                Manager: Softlines

  Kenneth T. Smith (19)         Vice President-                   35
                                Loss Prevention



  (1) Mr. Leon Levine founded the Company's business in 1959 and was its President, Chief Executive Officer and Treasurer from 1959 until September 1977 when he was elected Chairman of the Board, Chief Executive Officer and Treasurer. He is the father of Howard R. Levine.

  (2) Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President-Merchandising and Advertising. From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies' apparel stores. From 1992 to April 1996, he was self-employed as an investment manager. He rejoined the Company in April 1996, and was elected Vice President-General Merchandise
      Manager: Softlines in April 1996, Senior Vice President-Merchandising and Advertising in September 1996 and President and Chief Operating Officer in April 1997.
      He is the son of Leon Levine.

  (3) Mr. R. James Kelly was employed by the Company as Vice Chairman-Chief Financial and Administrative Officer in January 1997. For more than five years prior to his employment by the Company, he was a partner with Price Waterhouse LLP.

  (4) Mr. George R. Mahoney, Jr. was employed by the Company as General Counsel in October 1976. He was elected Vice President-General Counsel and Secretary in April 1977, Senior Vice President-General Counsel and Secretary in January 1984 and Executive Vice President-General Counsel and Secretary in October 1991.

  (5) Mr. R. David Alexander, Jr. was employed by the Company as Senior Vice President-Distribution and Transportation in August 1995, and was promoted to Senior Vice President-Distribution and Logistics in September 1997. Prior to his employment by the Company, he was employed by Northern Automotive Co., Inc., a chain of discount automotive supply stores, from June 1993 to August 1995, where he was Senior Vice President-Distribution and Transportation. Prior to his employment by Northern Automotive Co., Inc., he was employed by Best Products Co., Inc., a chain of catalogue showroom stores, from June 1985 to May 1993 where he was Senior Vice President-Distribution and Transportation.

  (6) Mr. Albert S. Rorie was employed by the Company in various capacities in the Data Processing area from March 1973 through January 1981, including employment as Director of Data Processing. Mr. Rorie was self-employed as a data processing consultant from January 1981 through May 1982, when he rejoined the Company and was elected Vice President-Data Processing. He was elected Senior Vice President-Data Processing in January 1988 and Senior Vice President-Information Technology in September 1997.

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

  (11) Mr. Charles D. Curry was employed by the Company in
       May 1982 in the Store Operations Department and served in several positions including Regional Vice
       President-Store Operations.  He was elected Vice
       President-Asset Protection in June 1997.

  (12) Mr. Bruce W. Fosson was employed by the Company in March
       1992 as Regional Vice President-Store Operations. He was elected Vice President-Store Operations in March
       1996.

  (13) Mr. Charles S. Gibson, Jr. was employed by the Company
       as Vice President-Logistics in September 1997.   Prior
       to his employment by the Company, he was employed by Campo Electronics, Appliances and Computers, Inc. a regional chain of electronics stores, from November 1994 to August 1997, where his last position was Chief Operating Officer and his previous position was Vice President-Logistics and Operations. Prior to his employment by Campo Electronics, Appliances and Computers, Inc., he was employed by Big B, Inc., a drug store chain, from August 1991 to November 1994 where he was Vice President-Logistics.

  (14) Mr. Owen R. Humphrey was employed by the Company in August 1979, and was promoted to Distribution Center Operations Manager in December 1983. Mr. Humphrey was promoted to Director of Distribution in January 1988, and was elected Vice President-Distribution and Transportation in July 1989.

  (15) Mr. Gilbert A. LaFare was employed by the Company in
       August 1992 as Vice President-Real Estate.

  (16) Mr. Edgar L. Paxton was employed by the Company in
       December 1985 as Director of Advertising. He was elected Vice President-Advertising and Sales Promotion in January 1988.

  (17) Mr. John J. Scanlon was employed by the Company as
       Divisional Vice President in March 1992 and was elected
       Vice President-General Merchandise Manager: Hardlines in
       April 1996.

  (18) Mr. Lou Scognamiglio was employed by the Company as Vice President-General Merchandise Manager: Softlines in February 1997. For more than five years prior to his employment by the Company, he was employed by One Price Clothing Stores, Inc., a regional chain of apparel stores, where his last position was Divisional Merchandise Manager.

  (19) Mr. Kenneth T. Smith was employed by the Company as a financial analyst in March 1990. Mr. Smith was promoted to Director of Information Services-Operations in February 1992 and to Director of Accounting in October 1992. He was elected Vice President-Controller in October 1995 and Vice President-Loss Prevention in June 1997.

    All executive officers of the Company are elected by and serve at the pleasure of the Board of Directors.

                          PART II


     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS
              The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1997, on page 16 under the captions "Market Price and Dividend Information" and "Market Prices and Dividends" and is incorporated herein by reference.

     ITEM 6.   SELECTED FINANCIAL DATA
               The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1997, on pages 14 and 15 under the caption "Summary of Selected Financial Data" and is incorporated herein by reference. The Company did not have any long-term debt at the end of each of its last five fiscal years.

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1997, on pages 14 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
                ABOUT MARKET RISK
                Not Applicable

     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 1997, on pages 17 through 24 and is incorporated herein by reference.

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE
                None.

                           PART III


     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                The information required by this item as to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's proxy statement dated November 20, 1997, on pages 4 through 6 under the caption "Election of Directors" and on page 18 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information required by this item as to executive officers is included in Item 4A in Part I of this report.

     ITEM 11.   EXECUTIVE COMPENSATION
                The information required by this item is included in the Company's proxy statement dated November 20, 1997, on pages 7 through 14 under the caption "Executive Compensation" and is incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information required by this item is included in the
     Company's proxy statement dated November 20, 1997, on pages 3 and 4 under the caption "Ownership of the Company's Securities" and is incorporated herein by reference.

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                The information required by this item is included in the Company's proxy statement dated November 20, 1997, on page 14 under the caption "Related Transactions" and is incorporated herein by reference.



                            PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Documents filed as part of this report:

           1 and 2.  Financial Statements and Financial Statement
           Schedules:

           The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries which are incorporated by reference to the Annual Report to Stockholders for the fiscal year ended August 31, 1997, are set forth in the index on page 17 of this report.

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
           Commission are not required under the related instructions, are inapplicable or the information is included in the consolidated financial statements, and therefore, have been omitted.

           The financial statements of Family Dollar Stores, Inc. (Parent Company) are omitted because the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets as shown by the most recent year-end consolidated balance sheet.


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

      (b)     By-Laws, as amended as of April 29, 1997 (filed as
              Exhibit 3(b) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1997).

*   10   (i)  Incentive Profit Sharing Plan amended as of January 16,
              1997 (filed as Exhibit 10(ii) to the Company's Form 10-Q
              (File No. 1-6807) for the quarter ended February 28,
              1997).

*  10   (ii)  1989 Non-Qualified Stock Option Plan, amended as of
              January 16, 1997 (filed as Exhibit 10(iii) to the
              Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1997).

*  10  (iii)  Family Dollar Employee Savings and Retirement Plan and
              Trust amended and restated as of January 1, 1987 (filed as Exhibit 10 (viii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1995).

*  10   (iv)  Amendment No. One dated January 15, 1996, to Family
              Dollar Employee Savings and Retirement Plan and Trust
              (filed as Exhibit 10(v) to the Company's Form 10-K (File
              No. 1-6807) for the year ended August 31, 1996).

   10    (v)  Credit Agreement dated as of March 31, 1996, between the
              Company and NationsBank, N.A.,(filed as Exhibit 10 to the
              Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1996).

*  10   (vi)  Employment Agreement dated December 17, 1996, between the
              Company and R. James Kelly (filed as Exhibit 10(i) to the
              Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1997).

*  10  (vii)  Employment Agreement dated April 29, 1997, between the
              Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1997).


   Exhibits filed herewith:

*  10   (i)   Amendment dated August 28, 1997, to the Employment
              Agreement dated April 29, 1997, between the Company and
              Howard R. Levine.

   11         Statement Re:  Computations of Per Share Earnings.

   13 Annual Report to Stockholders for the fiscal year ended August 31, 1997 (only those portions specifically incorporated by reference herein shall be deemed filed).

   21         Subsidiaries of the Company.

   27         Financial Data Schedule


   *  Exhibit represents a management contract or compensatory plan.


 (b) No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

        FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES


                            Index

The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries together with the report of Price Waterhouse LLP incorporated in this report appear on the following pages of the Annual Report to Stockholders for the fiscal year ended August 31, 1997.


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

                                     FAMILY DOLLAR STORES, INC.
                                     (Registrant)

Date  November 17, 1997              By   LEON LEVINE
                                          LEON LEVINE
                                          Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                Title                         Date

LEON LEVINE              Chairman of the Board and     November 17, 1997
LEON LEVINE              Director (Chief Executive
                         Officer)

HOWARD R. LEVINE         President and Director        November 17, 1997
HOWARD R. LEVINE


R. JAMES KELLY           Vice Chairman-Chief           November 17, 1997
R. JAMES KELLY           Financial and Administrative
                         Officer and Director
                         (Principal Financial
                         Officer)

GEORGE R. MAHONEY, JR.   Executive Vice President      November 17, 1997
GEORGE R. MAHONEY, JR.   and Director


C. MARTIN SOWERS         Senior Vice President-        November 17, 1997
C. MARTIN SOWERS         Finance (Principal
                         Accounting Officer)


MARK R. BERNSTEIN        Director                      November 17, 1997
MARK R. BERNSTEIN


JAMES H. HANCE, JR.       Director                     November 17, 1997
JAMES H. HANCE, JR.


JAMES G. MARTIN           Director                     November 17, 1997
JAMES G. MARTIN