Form 10-Q
period 1997-11-30
FAMILY DOLLAR STORES INC
filed 1998-01-14
CIK 34408

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 30, 1997

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

              Class                    Outstanding at December 31, 1997
   Common Stock, $.10 par value                85,892,345 shares

           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                              INDEX


                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            November 30, 1997 and August 31, 1997               2

          Consolidated Condensed Statements of Income -
            Three Months Ended November 30, 1997 and 1996       3

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended November 30, 1997 and 1996       4

          Notes to Consolidated Condensed Financial
            Statements                                        5-6

          Computation of Net Income per Common Share -
            Note 5                                              6

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    7-9

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    10

  Signatures                                                   10


               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)

                                           November 30,      August 31,
                                              1997             1997

                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)       $ 34,071,331    $ 42,468,300
  Merchandise inventories                   530,133,860     467,945,483
  Deferred income taxes                      28,567,454      28,407,454
  Prepayments and other current assets        8,809,488       5,881,520
    Total current assets                    601,582,133     544,702,757

Property and equipment, net                 256,705,758     231,234,756

Other assets                                  2,932,130       4,356,339

                                           $861,220,021    $780,293,852


                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                            $301,570,725    $250,107,926
  Income taxes payable                       22,238,340      11,118,803
    Total current liabilities               323,809,065     261,226,729

Deferred income taxes                        19,178,650      18,868,650

Shareholders' equity (Notes 4 and 5):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 120,000,000 shares;
    issued 91,064,573 shares at
    November 30, 1997 and 91,031,478
    shares at August 31, 1997                 9,106,457       9,103,148
  Capital in excess of par                   21,732,917      21,157,973
  Retained earnings                         498,742,200     481,286,620
                                            529,581,574     511,547,741
  Less common stock held in treasury,
    at cost (5,179,233 shares at
    November 30, 1997 and August 31, 1997 -
    Note 5)                                  11,349,268      11,349,268
      Total shareholders' equity            518,232,306     500,198,473

                                           $861,220,021    $780,293,852

See notes to consolidated condensed financial statements.



             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)

                                               Three Months Ended
                                           November 30,     November 30,
                                               1997            1996
Net sales                                  $542,747,097    $454,882,647

Costs and expenses:
  Cost of sales                             356,419,630     300,301,913
  Selling, general and
    administrative expenses                 146,975,498     126,232,912
                                            503,395,128     426,534,825

Income before provision
  for taxes on income                        39,351,969      28,347,822
Provision for taxes on income                15,025,000      10,988,000

Net income                                 $ 24,326,969    $ 17,359,822


Net income per common share
    (Note 5)*                                 $0.28          $0.20

Dividends per common share *                  $ .08          $0.07 1/3


Weighted average number of
  common shares outstanding (Note 5)*        85,866,514      85,287,395

* November 30, 1996, figures were adjusted to reflect the three-for-two stock split effective July 15, 1997.

See notes to consolidated condensed financial statements.




               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                 Three Months Ended
                                              November 30,   November 30,

                                                  1997           1996
Cash flows from operating activities:
  Net income                                  $24,326,969    $17,359,822
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization               7,918,180      6,963,224
    Deferred income taxes                         150,000       (145,001)
    Gain on disposition of property
      and equipment                               (59,700)       (91,187)
    Changes in operating assets and liabilities:
      Inventories                             (62,188,377)   (47,741,869)
      Prepayments and other current assets     (2,927,968)    (4,136,800)
      Other assets                              1,424,208         33,316
      Accounts payable and accrued
        liabilities                            51,459,832     20,570,795
      Income taxes payable                     11,119,537      9,011,595
                                               31,222,681      1,823,895
Cash flows from investing activities:
    Capital expenditures                      (33,490,762)   (15,678,739)
    Proceeds from dispositions of
      property and equipment                      161,279        901,519
                                              (33,329,483)   (14,777,220)
Cash flows from financing activities:
    Net notes payable borrowings                              26,600,000
    Exercise of employee stock options            578,253      1,091,138
    Payment of dividends                       (6,868,420)    (6,263,369)
                                               (6,290,167)    21,427,769

Net change in cash and cash equivalents        (8,396,969)     8,474,444

Cash and cash equivalents at beginning
  of period                                    42,468,300     18,844,839

Cash and cash equivalents at end of period    $34,071,331    $27,319,283

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $     5,925    $    87,970
    Income taxes                                3,610,056      2,092,909

See notes to consolidated condensed financial statements.


            FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1997, and the results of operations and the cash flows for the three months ended November 30, 1997, and 1996.

    The results of operations for the three month period ended
    November 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 1999 and March 29, 1998, respectively, and the Company expects that the line expiring on March 29, 1998, will be extended. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 1999, into either a five or seven year term loan, at the bank's variable prime rate.

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


      The following is a summary of transactions under the plan during the three months ended November 30, 1997, and 1996. November 30, 1996, figures were adjusted to reflect the three-for-two stock split effective July 15, 1997.


                                      Three Months Ended
                            November 30, 1997               November 30, 1996

                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share

Outstanding-beginning   1,571,004     $ 7.00-$21.75   1,503,450    $ 6.83-$14.17
   Granted                371,950     $21.75-$22.75     442,350    $11.17-$11.83
   Exercised              (33,095)    $ 8.67-$14.17     (97,350)   $ 7.00-$11.17
   Cancelled              (18,255)                      (16,125)
Outstanding-ending      1,891,604     $ 7.00-$22.75   1,832,325    $ 6.83-$14.17



      At November 30, 1997, options to purchase 327,405 shares were exercisable at prices ranging from $7.00 to $14.17 per share, and at November 30, 1996, options to purchase 584,977 shares were exercisable at prices ranging from $6.83 to $14.17 per share.

  5. Net income per common share is based on the weighted average number of shares outstanding during each reporting period after giving retroactive effect to the three-for-two stock split as shown on the consolidated condensed statements of income. Exercise of outstanding stock options would have no material dilutive effect on net income per common share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FINANCIAL CONDITION

     At November 30, 1997, the Company had working capital of $277.8 million with cash and cash equivalents of approximately $34.1 million and no outstanding borrowings. During the quarter ended November 30, 1997, the increase in earnings, coupled with improved inventory turnover compared with the quarter ended November 30, 1996, produced $31.2 million cash flow from operating activities compared with $1.8 million cash flow from operating activities in the quarter ended November 30, 1996.

     Capital expenditures for the quarter ended November 30, 1997, were approximately $33.5 million, and are currently expected to be approximately $80 to $90 million for fiscal 1998. The majority of planned capital expenditures for fiscal 1998 is related to the Company's new store expansion, existing store expansion, relocation and renovation and to the completion in January 1998 of the construction and equipping of a new full-service distribution center in Warren County, Virginia. The new store expansion and the additional distribution center will require additional investment in merchandise inventories. In fiscal 1998, the Company currently expects to open approximately 300 stores and close approximately 50 stores for a net addition of approximately 250 stores, compared with the opening of 236 stores and closing of 50 stores for a net addition of 186 stores in fiscal 1997. The Company also currently plans to expand or relocate approximately 150 stores and renovate an additional 200 to 300 stores in fiscal 1998, compared with the expansion or relocation of 94 stores and renovation of 380 stores in fiscal 1997. In the first quarter of fiscal 1998, the Company opened 105 stores, closed 19 stores, and expanded or relocated 15 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

                     RESULTS OF OPERATIONS
NET SALES

     Net sales increased 19.3% in the quarter ended November 30, 1997, as compared with 14.8% in the quarter ended November 30, 1996. The increase was attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 10.1% in the quarter ended November 30, 1997, as compared with the same period ended November 30, 1996, with sales of hardlines merchandise increasing approximately 14.1% and sales of softlines merchandise increasing approximately 2.5%.
Hardlines as a percentage of total sales increased to approximately 67% in the first quarter of fiscal 1998 compared to 65% in the first quarter of fiscal 1997. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy and snack food, electronics, housewares and giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and
towels.   Customers continue to respond favorably to the
Company's everyday low price strategy. The sales increases in the first quarter were achieved despite the fact that the elimination of two advertising circulars negatively impacted sales. The Company also plans to eliminate two additional circulars in the second quarter of fiscal 1998, which will negatively impact sales in that quarter. The average number of stores open during the first quarter of fiscal 1998 was 8.1% more than during the first quarter of fiscal 1997. The Company had 2,853 stores in operation at November 30, 1997, as compared with 2,619 stores in operation at November 30, 1996, representing an increase of approximately 8.9%.

COST OF SALES

     Cost of sales increased 18.7% in the quarter ended
November 30, 1997, as compared with the quarter ended
November 30, 1996. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.7% in the quarter ended November 30, 1997 compared with 66.0% in the quarter ended November 30, 1996. The decrease in the cost of sales percentage for the quarter was due in part to decreases in promotional markdowns, related to the elimination of two advertising circulars and the inclusion of more items at the everyday low price in the remaining circulars. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 16.4% in the quarter ended November 30, 1997, as compared with the quarter ended November 30, 1996. The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation and to the increase in hourly wage rates resulting from the increase in the federal minimum wage rate on September 1, 1997. Selling, general and administrative expenses, as a percentage of net sales, were 27.1% in the quarter ended November 30, 1997, as compared with 27.8% in the quarter ended November 30, 1996. The decrease in the percentage for the quarter ended November 30, 1997, was due in part to a decrease in store labor costs and occupancy costs as a percentage of net sales due to more efficient utilization of store labor hours and to the leverage provided by the 10.1% increase in existing store sales. Additionally, advertising expenses decreased during the quarter due to the elimination of two advertising circulars.

PROVISION FOR TAXES ON INCOME

The effective tax rate was 38.2% for the quarter ended
November 30, 1997, as compared to 38.8% for the quarter ended November 30, 1996. The decrease in the effective tax rate for the quarter ended November 30, 1997, resulted from changes in effective state income tax rates and from the implementation of the federal Work Opportunity Tax Credit program.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, remodelings, refurbishing, expansions and relocations, additional distribution facilities, and other aspects of the Company's future business and operations. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to competitive factors and pricing pressures, general economic conditions, changes in consumer demand, inflation, merchandise supply constraints, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, construction and start-up of a new distribution center and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER ISSUES

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") effective for fiscal years ending after December 15, 1997. SFAS 128, which requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of income and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations, will be implemented in the second quarter of fiscal 1998. The Company does not expect that basic and diluted EPS will be materially different from its current EPS calculation since potential common shares in the form of stock options are not expected to be materially dilutive.

    The Company has evaluated its information systems for Year 2000 compliance, which refers to information systems that will accurately process date and time data for the Year 2000 and beyond. The Company expects to replace certain software programs and modify other software programs during the next two years in order to achieve Year 2000 compliance, and does not currently expect these costs to have a material adverse impact on the Company's financial condition or results of operations.

                   PART II - OTHER INFORMATION



Item 6.

    Exhibits and Reports on Form 8-K


        (a)  Exhibits filed herewith:

         10 (i) Amendment No. 1, dated as of March 26, 1997, to the Credit Agreement, dated as of March 31, 1996, between the Company and NationsBank, N.A.

         10 (ii) Amendment No. 2, dated as of December 31, 1997, to the Credit Agreement, dated as of March 31, 1996, between the Company and NationsBank, N.A.

         11  Statements Re: Computations of Per Share Earnings

         27  Financial Data Schedule


        (b)  Reports on Form 8-K - None




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FAMILY DOLLAR STORES, INC.

                                               (Registrant)


Date: January 8, 1998                R. JAMES KELLY
                                     R. JAMES KELLY
                                     Vice Chairman


Date: January 8, 1998                C. MARTIN SOWERS
                                     C. MARTIN SOWERS
                                     Senior Vice President-Finance