Form 10-Q
period 1998-02-28
FAMILY DOLLAR STORES INC
filed 1998-04-08
CIK 34408

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended February 28, 1998

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

              Class                    Outstanding at March 31, 1998
   Common Stock, $.10 par value                86,081,211 shares

             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                                 INDEX


                                                            Page No.

Part I - Financial Information

     Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            February 28, 1998 and August 31, 1997               2

          Consolidated Condensed Statements of Income -
            Three Months Ended February 28, 1998 and
            February 28, 1997                                   3

          Consolidated Condensed Statements of Income -
            Six Months Ended February 28, 1998 and
            February 28, 1997                                   4

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended February 28, 1998 and
            February 28, 1997                                   5

          Notes to Consolidated Condensed Financial
            Statements                                        6-8

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   9-11

Part II - Other Information and Signatures

     Item 4 - Submission of Matters to a Vote of               12
              Security Holders

     Item 6 - Exhibits and Reports on Form 8-K                 12

     Signatures                                                13


               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                           February 28,      August 31,
                                              1998             1997
                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)       $108,081,979    $ 42,468,300
  Merchandise inventories                   460,805,770     467,945,483
  Deferred income taxes                      32,267,454      28,407,454
  Prepayments and other current assets        6,827,583       5,881,520
    Total current assets                    607,982,786     544,702,757

Property and equipment, net                 271,002,743     231,234,756

Other assets                                  2,817,446       4,356,339

                                           $881,802,975    $780,293,852


                   Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                            $306,481,255    $250,107,926
  Income taxes payable                       14,154,697      11,118,803
    Total current liabilities               320,635,952     261,226,729

Deferred income taxes                        19,513,650      18,868,650

Shareholders' equity (Notes 4, 5 and 6):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 91,258,314 shares at
    February 28, 1998 (182,516,628 shares
    as adjusted for 2 for 1 stock split -
    Note 4) and 91,031,478
    shares at August 31, 1997                 9,125,831       9,103,148
  Capital in excess of par                   25,285,163      21,157,973
  Retained earnings                         518,591,647     481,286,620
                                            553,002,641     511,547,741
  Less common stock held in treasury,
    at cost (5,179,233 shares at
    February 28, 1998) (10,358,466 shares
    as adjusted for 2 for 1 stock split -
    Note 4) and 5,179,233 shares at
    August 31, 1997 (Notes 4 and 6)          11,349,268      11,349,268
      Total shareholders' equity            541,653,373     500,198,473

                                           $881,802,975    $780,293,852

See notes to consolidated condensed financial statements.


             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                                              Three Months Ended
                                           February 28,    February 28,
                                               1998            1997
Net sales                                  $635,877,376    $530,259,064

Costs and expenses:
  Cost of sales                             436,698,591     366,093,803
  Selling, general and
    administrative expenses                 154,827,222     131,658,547
                                            591,525,813     497,752,350
Income before provision
  for taxes on income                        44,351,563      32,506,714

Provision for taxes on income                16,755,000      12,505,000

Net income                                 $ 27,596,563    $ 20,001,714

Net income per common share - Basic
   (Note 6)*                                    $ 0.32          $ 0.23

Average shares - Basic (Note 6)*             85,969,768      85,563,550

Net income per common share as adjusted
   for 2 for 1 stock split - Basic
   (Notes 4 and 6) *                            $ 0.16          $ 0.12

Average shares as adjusted
   for 2 for 1 stock split - Basic
   (Notes 4 and 6)*                          171,939,536    171,127,100

Net income per common share - Diluted
    (Note 6)*                                   $ 0.32          $ 0.23

Average shares - Diluted (Note 6)*           86,589,594      85,802,333

Net income per common share as adjusted
   for 2 for 1 stock split - Diluted
   (Notes 4 and 6)*                             $ 0.16          $ 0.12

Average shares as adjusted for 2 for 1
   stock split - Diluted (Notes 4 and 6)*    173,179,188    171,604,666

Dividends per common share *
  As declared                                   $ 0.09          $ 0.08
  As adjusted for 2 for 1 stock split (Note 4)  $ 0.045         $ 0.04

* February 28, 1997, figures were adjusted to reflect the three-for-two stock split effective July 15, 1997.

See notes to consolidated condensed financial statements.

               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                                                  Six Months Ended
                                               February 28,  February 28,
                                                   1998          1997
  Net sales                                 $1,178,624,473   $985,141,711

  Costs and expenses:
    Cost of sales                              793,118,221    666,395,716
    Selling, general and
      administrative expenses                  301,802,720    257,891,459
                                             1,094,920,941    924,287,175
  Income before provision for
  taxes on income                               83,703,532     60,854,536

  Provision for taxes on income                 31,780,000     23,493,000

  Net income                                  $ 51,923,532   $ 37,361,536

  Net income per common share - Basic
      (Note 6)*                                   $ 0.60          $ 0.43

  Average shares - Basic (Note 6)*              85,917,856     85,424,709

  Net income per common share
      as adjusted for 2 for 1 stock split
      - Basic (Notes 4 and 6)*                    $ 0.30          $ 0.22

  Average shares as adjusted for 2 for l
      stock split - Basic (Notes 4 and 6)      171,835,712    170,849,418

  Net income per common share - Diluted
      (Note 6)*                                   $ 0.60          $ 0.43

  Average shares - Diluted (Note 6)*            86,487,956     85,607,065

  Net income per common share as adjusted
      for 2 for 1 stock split - Diluted
      (Notes 4 and 6)*                            $ 0.30          $ 0.22

  Average shares as adjusted for 2 for 1
      stock split - Diluted (Notes 4 and 6)*   172,975,912    171,214,130

  Dividends per common share *
      As declared                                 $ 0.17          $ 0.15
      As adjusted for 2 for 1 stock split
      (Note 4)                                    $ 0.085         $ 0.075

  * February 28, 1997, figures were adjusted to reflect the three-for-two stock split effective July 15, 1997.

  See notes to consolidated condensed financial statements.

             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                  Six Months Ended
                                             February 28,   February 28,
                                                 1998           1997
Cash flows from operating activities:
  Net income                                 $ 51,923,532   $37,361,536
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              16,084,513    14,296,753
    Deferred income taxes                      (3,215,000)     (595,000)
    Loss on disposition of property
      and equipment                                84,380        66,462
    Changes in operating assets and liabilities:
      Inventories                               7,139,713     7,322,648
      Prepayments and other current assets       (946,063)   (2,886,286)
      Other assets                              1,538,893       571,020
      Accounts payable and accrued
        liabilities                            55,494,631     2,792,043
      Income taxes payable                      3,035,894     1,245,282
                                              131,140,493    60,174,458
Cash flows from investing activities:
    Capital expenditures                      (56,310,144)  (29,980,532)
    Proceeds from dispositions of
      property and equipment                      373,264     1,008,179
                                              (55,936,880)  (28,972,353)
Cash flows from financing activities:
    Net notes payable (repayments) borrowings        -       (4,400,000)
    Exercise of employee stock options          4,149,873     5,010,579
    Payment of dividends                      (13,739,807)  (12,516,113)
                                               (9,589,934)  (11,905,534)

Net change in cash and cash equivalents        65,613,679    19,296,571

Cash and cash equivalents at beginning
  of period                                    42,468,300    18,844,839

Cash and cash equivalents at end of period   $108,081,979   $38,141,410

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $     12,564   $   285,746
    Income taxes                               30,683,188    22,411,221

See notes to consolidated condensed financial statements.


           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1998, and the results of operations for the three and six months ended February 28, 1998, and February 28, 1997, and the cash flows for the six months ended February 28, 1998, and February 28, 1997.

    The results of operations for the six month period ended
    February 28, 1998, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 2000 and March 28, 1999, respectively. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 2000, into either a five or seven year term loan, at the bank's variable prime rate.

4. The Board of Directors declared a 2 for 1 stock split on March 24, 1998, effective April 30, 1998, in the form of a 100% stock distribution to holders of record of common stock on April 16, 1998. The proforma effect of the stock split on net income and dividends declared per common share, and on weighted average number of common shares outstanding, is presented in the consolidated condensed statements of income (unaudited) for the three and six month periods ended February 28, 1998 and 1997. The proforma effect of the stock split on the summary of transactions of the Company's non-qualified stock option plan for the six month period ended February 28, 1998 and 1997 is presented in Note 5 to the consolidated condensed financial statements. The effect of the stock split on shareholder's equity will be the transfer of the par value for the additional shares issued from the capital in excess of par account to the common stock account.

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

      The following is a summary of transactions under the plan during the six months ended February 28, 1998 and February 28, 1997. Amounts for the six months ended February 28, 1997, were adjusted to reflect the three-for-two stock split effective July 15, 1997.

                                           Six Months Ended
                           February 28, 1998                February 28, 1997

                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share
Outstanding-beginning   1,571,004     $ 7.00-$21.75   1,503,450    $ 6.83-$14.17
   Granted                548,550     $21.75-$35.00     689,100    $11.17-$15.00
   Exercised             (226,836)    $ 7.67-$14.17    (424,867)   $ 7.00-$14.17
   Cancelled              (36,435)                      (40,800)
Outstanding-ending      1,856,283     $ 7.00-$35.00   1,726,883    $ 6.83-$15.00

Exercisable options       294,603     $ 7.00-$12.50     516,808    $ 6.83-$14.17



      The following is a summary of transactions under the plan during the six months ended February 28, 1998 and February 28, 1997, as adjusted for the 2 for 1 stock split - see Note 4:

                                            Six Months Ended
                           February 28, 1998                February 28, 1997

                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share
Outstanding-beginning   3,142,008     $ 3.50-$10.88   3,006,900    $ 3.42-$ 7.09
   Granted              1,097,100     $10.88-$17.50   1,378,200    $ 5.59-$ 7.50
   Exercised             (453,672)    $ 3.84-$ 7.09    (849,734)   $ 3.50 $ 7.09
   Cancelled              (72,870)                      (81,600)
Outstanding-ending      3,712,566     $ 3.50-$17.50   3,453,766    $ 3.42-$ 7.50

Exercisable options       589,206     $ 3.50-$ 6.25   1,033,616    $ 3.42-$ 7.09


6. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) during the quarter ended February 28, 1998. All prior period net income per common share amounts have been restated. Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.

      The following table sets forth the computation of basic and diluted net income per common share:

                                                    Three Months Ended
                                              February 28,        February 28,
                                                  1998                1997
Basic Net Income Per Share:

Net Income                                   $27,596,563           $20,001,714
Weighted Average Number of Shares
   Outstanding                                85,969,768            85,563,550

Net Income Per Common Share - Basic                 $.32                 $ .23

Diluted Net Income Per Share:

Net Income                                   $27,596,563           $20,001,714

Weighted Average Number of Shares
   Outstanding                                85,969,768            85,563,550

Effect of Dilutive Securities -
   Stock Options                                 619,826               238,783
Average Shares - Diluted                      86,589,594            85,802,333

Net Income Per Common Share - Diluted               $.32                 $ .23


                                                       Six Months Ended
                                               February 28,       February 28,
                                                   1998               1997
Basic Net Income Per Share:

Net Income                                   $51,923,532           $37,361,536

Weighted Average Number of Shares
   Outstanding                                85,917,856            85,424,709

Net Income Per Common Share - Basic                $ .60                 $ .43

Diluted Net Income Per Share:

Net Income                                   $51,923,532           $37,361,536
Weighted Average Number of Shares
   Outstanding                                85,917,856            85,424,709

Effect of Dilutive Securities -
    Stock Options                                570,100               182,356
Average Shares - Diluted                      86,487,956            85,607,065

Net Income Per Common Share - Diluted              $ .60                 $ .43

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FINANCIAL CONDITION

     At February 28, 1998, the Company had working capital of $287.3 million with cash and cash equivalents of approximately $108.1 million and no outstanding borrowings. During the six months ended February 28, 1998, the increase in earnings, coupled with improved inventory turnover compared with the six months ended February 28, 1997, produced $131.1 million cash flow from operating activities compared with $60.2 million cash flow from operating activities in the six months ended February 28, 1997. Improved system-wide inventory flows largely offset merchandise inventory increases for new stores and a new distribution center.

     Capital expenditures for the six months ended February 28, 1998, were approximately $56.3 million, and are currently expected to be approximately $85 to $90 million for fiscal 1998. The majority of planned capital expenditures for fiscal 1998 is related to the Company's new store expansion, existing store expansion, relocation and renovation and to the completion in January 1998 of the new full-service distribution center in Warren County, Virginia. In fiscal 1998, the Company currently expects to open approximately 300 stores and close approximately 50 stores for a net addition of approximately 250 stores, compared with the opening of 236 stores and closing of 50 stores for a net addition of 186 stores in fiscal 1997. The Company also currently plans to expand or relocate approximately 125 stores and renovate an additional 200 to 300 stores in fiscal 1998, compared with the expansion or relocation of 94 stores and renovation of 380 stores in fiscal 1997. In the first six months of fiscal 1998, the Company opened 168 stores, closed 37 stores, and expanded or relocated 28 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

                           RESULTS OF OPERATIONS

NET SALES
     Net sales increased 19.9% in the quarter ended February 28, 1998, as compared with the quarter ended February 28, 1997, and increased 19.6% in the six month period ended February 28, 1998, as compared with the six month period ended February 28, 1997. The increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 10.3% in the quarter ended February 28, 1998, as compared with the same period ended February 28, 1997, with sales of hardlines merchandise increasing approximately 13.0% and sales of softlines merchandise increasing approximately 4.2%. Sales in existing stores increased 10.2% in the six month period ended February 28, 1998, as compared to the six month period ended February 28, 1997, with sales of hardlines merchandise increasing approximately 13.4% and sales of softlines merchandise increasing approximately 3.9%. Hardlines as a percentage of total sales increased to approximately 69% in the second quarter of fiscal 1998 compared to approximately 67% in the second quarter of fiscal 1997, and increased to approximately 68% in the first six months of fiscal 1998 compared to approximately 66% in the first six months of fiscal 1997. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels. Customers continue to respond favorably to the Company's everyday low price strategy. The sales increases were achieved in the second quarter and the first six months of fiscal 1998 despite the elimination of two advertising circulars in each of the first and second quarters.

     The average number of stores open during the first six months of fiscal 1998 was 8.6% more than during the first six months of fiscal 1997. The Company had 2,898 stores in operation at February 28, 1998, as compared with 2,637 stores in operation at February 28, 1997, representing an increase of approximately 9.9%.


COST OF SALES
     Cost of sales increased 19.3% in the quarter ended
February 28, 1998, as compared with the quarter ended February 28, 1997, and increased 19.0% in the six months ended February 28, 1998, as compared to the six months ended February 28, 1997. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 68.7% in the quarter ended February 28, 1998, compared with 69.0% in the quarter ended February 28, 1997, and was 67.3% in the six months ended February 28, 1998, compared with 67.6% in the six months ended February 28, 1997. The decrease in the cost of sales percentage for the quarter and the first six months of fiscal
1998 was due in part to decreases in advertising markdowns, related to the elimination of two advertising circulars in each of the first and second quarters and the inclusion of more items at the everyday low price in the remaining circulars. Freight costs and merchandise shrinkage losses also decreased slightly as a percentage of sales in the quarter and six months ended February 28, 1998, compared with the same periods last year.
The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased 17.6% in the quarter ended February 28, 1998, as compared with the quarter ended February 28, 1997, and increased 17.0% in the six months ended February 28, 1998, as compared with the six months ended February 28, 1997. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation and to the increase in hourly wage rates resulting from the increase in the federal minimum wage rate on September 1, 1997. Selling, general and administrative expenses, as a percentage of net sales, were 24.3% in the quarter ended February 28, 1998, as compared with 24.8% in the quarter ended February 28, 1997, and were 25.6% in the six months ended February 28, 1998, as compared with 26.2% in the six months ended February 28, 1997. The decreases in the percentages for the quarter and six months ended February 28, 1998 were due in part to a decrease in store labor costs and occupancy costs as a percentage of net sales due to more efficient utilization of store labor hours and to the leverage provided by the increases in existing store sales. Additionally, advertising expenses decreased during the quarter and the first six months of fiscal 1998 due to the elimination of two advertising circulars in each of the first and second quarters. These decreases were partially offset during the quarter ended February 28, 1998, by start-up costs for the new full service distribution center.


PROVISION FOR TAXES ON INCOME
     The effective tax rate was 37.8% for the quarter ended February 28, 1998, as compared to 38.5% for the quarter ended February 28, 1997, and was 38.0% for the six months ended February 28, 1998, as compared to 38.6% for the six months ended February 28, 1997. The decreases in the effective tax rate for the quarter and six months ended February 28, 1998, resulted from changes in effective state income tax rates and from increases in federal Work Opportunity Tax Credits.


OTHER ISSUES
     The Company has evaluated its information systems for Year 2000 compliance, which refers to information systems that will accurately process date and time data for the Year 2000 and beyond. The Company expects to replace certain software programs and modify other software programs prior to January 1, 2000 in order to achieve Year 2000 compliance, and does not currently expect these costs to have a material adverse impact on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS
     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, and other aspects of the Company's future business and operations. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, changes in consumer demand, inflation, merchandise supply constraints, general transportation delays or interruptions, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

                          PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Stockholders of the Company held January 15, 1998, stockholders voted to:

    (a) Elect to the Board of Directors of the Company the six nominees named in the Proxy Statement for the Annual
          Meeting as follows:

                                   Shares           Shares Withholding
        Nominee                  Voting For         Authority to Vote
Leon Levine                      75,497,812            1,990,053
Howard R. Levine                 75,493,025            1,994,840
R. James Kelly                   75,494,795            1,993,070
George R. Mahoney, Jr.           75,497,625            1,990,240
Mark R. Bernstein                74,188,067            3,299,798
James H. Hance, Jr.              75,649,112            1,838,753
James G. Martin                  75,856,068            1,631,797


     (b)  Approve the proposal to amend the 1989 Non-Qualified
          Stock Option Plan, with 67,242,314 shares voted for, 1,336,784 shares against and 271,591 shares abstaining.

     (c) Approve the proposal to amend the Certificate of Incorporation to increase the authorized number of shares of Common Stock from 120,000,000 to 300,000,000 with 57,648,016 shares voted for, 19,720,775 shares against, and 119,074 shares abstaining.

     (d) Ratify the action of the Board of Directors in selecting Price Waterhouse as independent accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 31, 1998, with 77,487,865 shares voted for, 36,315 shares against and 64,079 shares abstaining.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits filed herewith:

              10 (i) Letter Agreement dated March 5, 1998, among NationsBank, N.A., the Company and Family Dollar, Inc., amending Credit Agreement dated as of March 31, 1996, as amended, among NationsBank, N.A., the Company and Family Dollar, Inc.

              10 (ii) Amendment No.2, dated January 15, 1998, to Family Dollar Employee Savings and Retirement Plan and Trust.

              10 (iii) Amendment No. 3, dated March 19, 1998, to Family
                       Dollar Employee Savings and Retirement Plan and
                       Trust.

              11       Statements Re: Computations of Per Share Earnings

              27       Financial Data Schedule

         (b)  Reports on Form 8-K - None



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        FAMILY DOLLAR STORES, INC.
                                               (Registrant)

Date: April 3, 1998                 /s/ R. JAMES KELLY
                                    R. JAMES KELLY
                                    Vice Chairman

Date: April 3, 1998                 /s/ C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    Senior Vice President-Finance