Form 10-Q
period 1998-05-31
FAMILY DOLLAR STORES INC
filed 1998-07-10
CIK 34408

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended May 31, 1998

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

              Class                    Outstanding at June 30, 1998
   Common Stock, $.10 par value             172,184,836 shares

           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                              INDEX

                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            May 31, 1998 and August 31, 1997                    2

          Consolidated Condensed Statements of Income -
            Three Months Ended May 31, 1998 and 1997            3

          Consolidated Condensed Statements of Income -
            Nine Months Ended May 31, 1998 and 1997             4

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended May 31, 1998 and 1997             5

          Notes to Consolidated Condensed Financial
            Statements                                        6-8

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   9-11

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    12

  Signatures                                                   12


               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)

                                             May 31,         August 31,
                                              1998             1997

                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)        $140,601,087    $ 42,468,300
  Merchandise inventories                    449,004,655     467,945,483
  Deferred income taxes                       34,193,454      28,407,454
  Prepayments and other current assets         5,253,140       5,881,520
    Total current assets                     629,052,336     544,702,757

Property and equipment, net                  283,957,643     231,234,756

Other assets                                   2,411,456       4,356,339

                                            $915,421,435    $780,293,852



                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                             $313,358,823    $250,107,926
  Income taxes payable                        16,795,260      11,118,803
    Total current liabilities                330,154,083     261,226,729

Deferred income taxes                         19,841,650      18,868,650

Shareholders' equity (Notes 4, 5 and 6):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 182,539,552 shares at
    May 31, 1998 and 91,031,478 shares
    at August 31, 1997                        18,253,955       9,103,148
  Capital in excess of par                    16,334,248      21,157,973
  Retained earnings                          542,186,767     481,286,620
                                             576,774,970     511,547,741
  Less common stock held in treasury,
    at cost 10,358,466 shares at
    May 31, 1998 and 5,179,233 shares at
    August 31, 1997 (Notes 4 and 6)           11,349,268      11,349,268

      Total shareholders' equity             565,425,702     500,198,473

                                            $915,421,435    $780,293,852

See notes to consolidated condensed financial statements.



              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                                              Three Months Ended
                                              May 31,         May 31,
                                               1998            1997
Net sales                                  $585,807,252    $498,404,002

Costs and expenses:
  Cost of sales                             385,691,171     330,671,792
  Selling, general and
    administrative expenses                 149,972,791     130,317,446
                                            535,663,962     460,989,238
Income before provision
  for taxes on income                        50,143,290      37,414,764

Provision for taxes on income                18,800,000      14,327,000

Net income                                 $ 31,343,290    $ 23,087,764

Net income per common share - Basic
   (Note 6)*                                     $ 0.18          $ 0.13

Average shares - Basic (Note 6)*            172,167,573     171,447,742

Net income per common share - Diluted
    (Note 6)*                                    $ 0.18          $ 0.13

Average shares - Diluted (Note 6)*          173,453,740     172,078,857

Dividends per common share *                    $ 0.045         $ 0.04



* May 31, 1997, figures were adjusted to reflect the three-for-two stock split distributed July 31, 1997 and the two-for-one stock split distributed April 30, 1998.


See notes to consolidated condensed financial statements.



              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                                               Nine Months Ended
                                            May 31,          May 31,
                                            1998             1997
Net sales                               $1,764,431,725   $1,483,545,713

Costs and expenses
  Cost of sales                          1,178,809,392      997,067,508
  Selling, general and
    administrative expenses                451,775,511      388,208,905
                                         1,630,584,903    1,385,276,413
Income before provision for
   taxes on income                         133,846,822       98,269,300

Provision for taxes on income               50,580,000       37,820,000

Net income                                $ 83,266,822     $ 60,449,300

Net income per common share - Basic
   (Note 6)*                                     $ .48            $0.35

Average shares - Basic (Note 6)*           171,947,548      171,051,051

Net income per common share - Diluted
   (Note 6)*                                     $ .48            $ .35

Average shares - Diluted (Note 6)*         173,148,589      171,482,061

Dividends per common share*                      $ .13           $0.115




* May 31, 1997, figures were adjusted to reflect the three-for-two stock split distributed July 31, 1997 and the two-for-one stock split distributed April 30, 1998.



See notes to consolidated condensed financial statements.



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                  Nine Months Ended
                                                 May 31,        May 31,
                                                  1998           1997
Cash flows from operating activities:
  Net income                                  $83,266,822    $60,449,300
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              25,189,032     21,824,339
    Deferred income taxes                      (4,813,000)    (1,455,000)
    (Gain) Loss on disposition of property
      and equipment                                25,634        (12,504)
    Changes in operating assets and liabilities:
      Inventories                              18,940,828      2,038,115
      Prepayments and other current assets        628,380     (2,153,406)
      Other assets                              1,944,883        978,056
      Accounts payable and accrued
        liabilities                            62,371,176     31,254,340
      Income taxes payable                      5,676,457      3,813,770
                                              193,230,212    116,737,010
Cash flows from investing activities:
    Capital expenditures                      (79,170,359)   (50,013,047)
    Proceeds from dispositions of
      property and equipment                    1,232,806      1,109,065
                                              (77,937,553)   (48,903,982)
Cash flows from financing activities:
    Net notes payable repayments                              (4,400,000)
    Exercise of employee stock options          4,327,082      5,916,302
    Payment of dividends                      (21,486,954)   (19,371,686)
                                              (17,159,872)   (17,855,384)

Net change in cash and cash equivalents        98,132,787     49,977,644

Cash and cash equivalents at beginning
  of period                                    42,468,300     18,844,839

Cash and cash equivalents at end of period   $140,601,087    $68,822,483

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $     12,564    $   301,374
    Income taxes                               48,364,022     30,869,321

See notes to consolidated condensed financial statements.


           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 1998, and the results of operations for the three and nine months ended May 31, 1998, and 1997, and the cash flows for the nine months ended May 31, 1998, and 1997.

    The results of operations for the nine month period ended
    May 31, 1998, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with a maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 2000 and March 28, 1999, respectively. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 2000 into either a five or seven year term loan at the bank's variable prime rate.

4. The Board of Directors declared a 2 for 1 stock split in the form of 100% stock distribution on March 24, 1998, pursuant to which 91,263,654 common shares were issued on April 30, 1998, to holders of record of common stock on April 16, 1998.

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

      The following is a summary of transactions under the plan during the nine months ended May 31, 1998, and 1997. May 31, 1997, figures were adjusted to reflect the three-for-two stock split distributed July 31, 1997 and the two-for-one stock split distributed April 30, 1998.

                                       Nine Months Ended
                              May 31, 1998                     May 31, 1997
                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share
Outstanding-beginning   3,142,008     $ 3.50-$10.88  3,006,900    $ 3.42-$ 7.09
   Granted              1,133,800     $10.88-$18.50  1,657,200    $ 5.59-$ 8.75
   Exercised             (476,596)    $ 3.50-$ 7.09   (988,170)   $ 3.50-$ 7.09
   Cancelled              (90,160)                    (375,314)
Outstanding-ending      3,709,052     $ 3.50-$18.50  3,300,616    $ 3.42-$ 8.75

Exercisable options       638,656     $ 3.50-$ 6.25    918,522    $ 3.42-$ 7.09



6.    The Company adopted Statement of Financial Accounting Standards
      No. 128, "Earnings per Share" (SFAS 128) during the quarter ended February 28, 1998. All prior period net income per common share amounts have been restated. Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.

      The following table sets forth the computation of basic and diluted net income per common share:

                                                    Three Months Ended
                                              May 31, 1998         May 31, 1997

Basic Net Income Per Share:

Net Income                                   $31,343,290           $23,087,764
Weighted Average Number of Shares
   Outstanding                               172,167,573           171,447,742

Net Income Per Common Share - Basic                 $.18                 $ .13

Diluted Net Income Per Share:

Net Income                                   $31,343,290           $23,087,764

Weighted Average Number of Shares
   Outstanding                               172,167,573           171,447,742

Effect of Dilutive Securities -
   Stock Options                               1,286,167               631,115
Average Shares - Diluted                     173,453,740           172,078,857

Net Income Per Common Share - Diluted               $.18                 $ .13


                                                      Nine Months Ended
                                              May 31, 1998         May 31, 1997

Basic Net Income Per Share:

Net Income                                   $83,266,822           $60,449,300

Weighted Average Number of Shares
   Outstanding                               171,947,548           171,051,051

Net Income Per Common Share - Basic                $ .48                 $ .35

Diluted Net Income Per Share:

Net Income                                   $83,266,822           $60,449,300
Weighted Average Number of Shares
   Outstanding                               171,947,548           171,051,051

Effect of Dilutive Securities -
    Stock Options                              1,201,041               431,010
Average Shares - Diluted                     173,148,589           171,482,061

Net Income Per Common Share - Diluted              $ .48                 $ .35


               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FINANCIAL CONDITION

     At May 31, 1998, the Company had working capital of $298.9 million with cash and cash equivalents of approximately $140.6 million and no outstanding borrowings. During the nine months ended May 31, 1998, the increase in earnings, coupled with improved inventory turnover compared with the nine months ended May 31, 1997, produced $193.2 million cash flow from operating activities compared with $116.7 million cash flow from operating activities in the nine months ended May 31, 1997. Improved system-wide inventory flows continue to offset merchandise inventory increases for new stores and a new distribution center.

    Capital expenditures for the nine months ended May 31, 1998, were approximately $79.2 million, and are currently expected to be approximately $90 to $95 million for fiscal 1998. The majority of capital expenditures for fiscal 1998 is related to the Company's new store expansion, existing store expansion, relocation and renovation and to the completion in January 1998 of the new full-service distribution center in Warren County, Virginia. In fiscal 1998, the Company currently expects to open approximately 315 stores and close approximately 65 stores for a net addition of approximately 250 stores, compared with the opening of 236 stores and closing of 50 stores for a net addition of 186 stores in fiscal 1997. The Company also currently plans to expand or relocate approximately 100 stores and renovate approximately 200 stores in fiscal 1998, compared with the expansion or relocation of 94 stores and renovation of 380 stores in fiscal 1997. In the first nine months of fiscal 1998, the Company opened 247 stores, closed 47 stores, and expanded or relocated 44 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

                      RESULTS OF OPERATIONS

NET SALES
     Net sales increased 17.5% in the quarter ended May 31, 1998, as compared with the quarter ended May 31, 1997, and increased 18.9% in the nine month period ended May 31, 1998, as compared with the nine month period ended May 31, 1997. The increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 8.0% in the quarter ended May 31, 1998, as compared with the same period ended May 31, 1997, with the sales of hardlines merchandise increasing approximately 9.7% and the sales of softlines merchandise increasing approximately 4.7%. Sales in existing stores increased 9.4% in the nine month period ended May 31, 1998, as compared to the nine month period ended May 31, 1997, with sales of hardlines merchandise increasing approximately 12.2% and sales of softlines merchandise increasing approximately 4.2%. Hardlines as a percentage of total sales increased to approximately 66% in the third quarter of fiscal 1998 compared to approximately 65% in the third quarter of fiscal 1997, and increased to approximately 67% in the first nine months of fiscal 1998 compared to approximately 66% in the first nine months of fiscal 1997. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels. Customers continue to respond favorably to the Company's everyday low price strategy. The sales increases were achieved in the third quarter and the first nine months of fiscal 1998 despite the elimination of two advertising circulars in each of the first and second quarters, and the elimination of a third circular that adversely impacted sales during the last week of the third quarter.

     The average number of stores open during the first nine months of fiscal 1998 was 9.2% more than during the first nine months of fiscal 1997. The Company had 2,967 stores in operation at May 31, 1998, as compared with 2,704 stores in operation at May 31, 1997, representing an increase of approximately 9.7%.


COST OF SALES
     Cost of sales increased 16.6% in the quarter ended May 31, 1998, as compared with the quarter ended May 31, 1997, and increased 18.2% in the nine months ended May 31, 1998, as compared to the nine months ended May 31, 1997. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.8% in the quarter ended May 31, 1998, compared to 66.3% in the quarter ended May 31, 1997, and was 66.8% in the nine months ended May 31, 1998, compared with 67.2% in the nine months ended May 31, 1997. The decrease in the cost of sales percentage for the quarter and the first nine months of fiscal 1998 was due in part to decreases in advertising markdowns related to the elimination of an advertising circular in the last week of the third quarter and two advertising circulars in each of the first and second quarters and to the inclusion of more items at the everyday low price in the remaining circulars. Merchandise shrinkage losses also decreased slightly as a percentage of sales in the quarter and nine months ended
May 31, 1998, compared with the same periods last year. The cost of sales percentages also were affected by improvements in the effectiveness of the merchandise purchasing programs and by changes in the product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased 15.1% in the quarter ended May 31, 1998, as compared with the quarter ended May 31, 1997, and increased 16.4% in the nine months ended May 31, 1998, as compared with the nine months ended May 31, 1997. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation and to the increase in hourly wage rates resulting from the increase in the federal minimum wage rate on September 1, 1997. Selling, general and administrative expenses, as a percentage of net sales, were 25.6% in the quarter ended May 31, 1998, as compared with 26.1% in the quarter ended May 31, 1997, and were 25.6% in the nine months ended May 31, 1998, as compared with 26.2% in the nine months ended May 31, 1997. The decreases in percentages for the quarter and nine months ended May 31,1998 were due in part to a decrease in store labor costs and occupancy costs as a percentage of net sales due to more efficient utilization of store labor hours and to the leverage provided by the increases in existing store sales. Additionally, advertising expenses decreased as a percentage of sales during the quarter and the first nine months of fiscal 1998 due to the elimination of an advertising circular in the last week of the third quarter and to the elimination of two advertising circulars in each of the first and second quarters.


PROVISION FOR TAXES ON INCOME
     The effective tax rate was 37.5% for the quarter ended
May 31, 1998, as compared to 38.3% for the quarter ended May 31, 1997, and was 37.8% for nine months ended May 31, 1998, as compared to 38.5% for the nine months ended May 31, 1997. The decreases in the effective tax rate for the quarter and nine months ended May 31, 1998 resulted from changes in effective state income tax rates and from increases in federal Work Opportunity Tax Credits.


YEAR 2000 COMPLIANCE
     The Company has evaluated its information systems for Year 2000 compliance, which refers to information systems that will accurately process date and time data for the Year 2000 and beyond. The Company currently expects to replace certain software programs and modify other software programs and complete testing of all programs prior to July 1999 in order to achieve Year 2000 compliance, and does not currently expect these costs to have a material adverse impact on the Company's financial condition, results of operations or liquidity. The Company is also communicating with suppliers in order to assess the extent of those companies Year 2000 compliance.

FORWARD-LOOKING STATEMENTS
     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, and other aspects of the Company's future business and operations. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, changes in consumer demand, inflation, merchandise supply constraints, general transportation delays or interruptions, changes in currency exchange rates, tariffs, quotas and freight rates, availability of real estate, the impact of the Year 2000 on information systems and the Company's operations, costs and delays associated with building, opening and operating new distribution facilities, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

                    PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits filed herewith:

       * 10 Trust Agreement between Merrill Lynch Trust Company of North Carolina, as Trustee, and Family Dollar Stores, Inc. and Family Dollar, Inc., as Employer, with respect to Family Dollar Employee Savings and Retirement Plan and Trust.

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


                                       FAMILY DOLLAR STORES, INC.

                                               (Registrant)


Date: July 9, 1998                    /s/ R. JAMES KELLY
                                     R. JAMES KELLY
                                     Vice Chairman


Date: July 9, 1998                    /s/ C. MARTIN SOWERS
                                     C. MARTIN SOWERS
                                     Senior Vice President-Finance
                                     Principal Financial Officer