Form 10-K
period 1998-08-29
FAMILY DOLLAR STORES INC
filed 1998-11-25
CIK 34408

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
            For the fiscal year ended August 29, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   x      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       x

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing price of these shares on the New York Stock Exchange on November 10, 1998, was approximately $2,571,000,000.

The number of shares of the registrant's Common Stock outstanding as of November 10, 1998, was 172,254,708.

               DOCUMENTS INCORPORATED BY REFERENCE
     Incorporated Documents
(To the extent indicated herein)          Location in Form 10-K
Annual Report to Stockholders for the     Part II (Items 5, 6, 7 and 8)
fiscal year ended August 29, 1998         Part IV (Item 14)

Proxy Statement dated November 25, 1998   Part III (Items 10, 11, 12 and 13)
for the Annual Meeting of Stockholders

                                PART I

ITEM 1.  BUSINESS

     The original predecessor of Family Dollar Stores, Inc., was organized in 1959 to operate a self-service retail store in Charlotte, North Carolina. In subsequent years, additional stores were opened, and separate corporations generally were organized to operate these stores. Family Dollar Stores, Inc. (together with its direct and indirect subsidiaries and related entities referred to herein as the "Company"), was incorporated in Delaware in 1969, and all existing corporate entities became wholly-owned subsidiaries. Additional stores continued to be opened and operated in direct and indirect subsidiaries and related entities. Four indirect subsidiaries organized as North Carolina corporations provide distribution, trucking, operations, marketing and other services to the Company.

     The Company operates a chain of self-service retail discount stores. As of November 1, 1998, there were 3,066 stores in 38 states and the District of Columbia as follows:


Texas           318  Indiana        96  New Mexico           26
North Carolina  219  Louisiana      96  Connecticut          22
Georgia         194  Illinois       90  Kansas               20
Ohio            191  West Virginia  88  Iowa                 17
Florida         184  Mississippi    80  Delaware             16
Tennessee       148  Arkansas       64  Minnesota            12
Virginia        147  Missouri       57  Nebraska             11
Pennsylvania    129  Oklahoma       53  Rhode Island         10
Alabama         118  Massachusetts  49  New Hampshire         8
South Carolina  118  Maryland       47  Vermont               6
Michigan        114  Wisconsin      42  Maine                 5
Kentucky        115  Colorado       26  South Dakota          3
New York        100  New Jersey     26  District of Columbia  1


    The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 2,215 stores on August 31, 1994; 2,416 stores on August 31, 1995; 2,581 stores on August 31, 1996; 2,767 stores on August 31, 1997; and 3,017 stores on August 29, 1998.

    During the fiscal year ended August 29, 1998, 65 stores were closed, 38 stores were relocated within the same shopping center or market area, 52 stores were expanded in size and 170 stores were renovated. All of the stores are occupied under leases, except 137 stores owned by the Company. (See "Properties" herein.) The Company has announced plans to open approximately 350 to 400 stores and close approximately 50 stores during the current fiscal year. Such plans are continually reviewed and subject to change. From August 30, 1998, through November 1, 1998, the

Company opened 50 new stores, closed 1 store, relocated 5 stores, expanded 5 stores and renovated 97 stores. All stores opening in the fiscal year ending August 28, 1999, will have the new interior store layout that has been utilized in all new stores opened since September 1, 1995. This layout features increased emphasis on seasonal and promotional goods, improved presentation of merchandise, lower fixtures and wider aisles for an attractive, customer-friendly shopping environment.

    As of November 1, 1998, the Company had in the aggregate approximately 24,600,000 square feet of total store space (including receiving rooms and other non-selling areas). The typical store has approximately 6,000 to 8,000 square feet of total area. The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available. As of November 1, 1998, there were approximately 1,565 stores located in communities with populations of less than 15,000; approximately 615 stores in communities with populations of 15,000 to 50,000; and approximately 886 stores in communities with populations of over 50,000. All stores are similar in appearance and display highly visible red and white "Family Dollar Stores" or "Family Dollar" signs.

    The Company's stores are operated on a self-service, cash-and-carry basis, and low overhead permits the sale of merchandise at a relatively moderate markup. During the fiscal year ended August 31, 1994, in the face of increasing competition, the Company began to change its merchandising strategy away from promotional pricing and towards everyday low prices. In December 1993, prices were reduced on a limited number of items in 400 stores and in June 1994, this program was expanded to 1,000 stores. In September and October 1994, the number of stores with merchandise at reduced prices increased to 1,800, and the number of stockkeeping units with price reductions increased from approximately 500 to approximately 2,500. A lesser number of price reductions were taken in the balance of the stores in less competitive markets. No single store accounted for more than one-eighth of one percent of sales during the fiscal year ended August 29, 1998. Most of the stores are open six evenings a week, and many are open on Sunday afternoons.

    The stores offer a variety of merchandise including men's, women's, boys', girls' and infants' clothing, shoes, domestics, household products, health and beauty aids, toys, school supplies, candy and snack food, electronics, housewares, paint and automotive supplies. During the fiscal year ended August 29, 1998, soft goods, including wearing apparel, shoes, linens, blankets, bedspreads and curtains, accounted for approximately 32.6 percent of the Company's sales. During the fiscal year ended August 29, 1998, nationally advertised brand merchandise accounted for approximately 25 percent of sales, Family Dollar label merchandise accounted for approximately 5 percent of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. Irregular merchandise accounted for approximately 1 percent of sales during such period. The Company does not accept credit cards or extend credit.

    The Company has a policy of uniform pricing of most items in its stores. Selected merchandise in stores in the most competitive markets carries lower prices and in stores in the least competitive markets with higher operating costs carries higher prices. The Company advertises through circulars which are inserted in newspapers or mailed directly to consumers' residences, and also advertises to a limited degree in newspapers. As part of the Company's plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended August 31, 1995, the number of advertising circulars distributed to consumers' homes or inserted in newspapers was cut from 22 to 15. In the fiscal year ended August 31, 1996, the number of advertising circulars distributed was reduced from 15 to 14. In the fiscal year ended August 31, 1997, 14 circulars again were distributed. In the fiscal year ended
August 29, 1998, the number of advertising circulars distributed was reduced from 14 to 9. In the fiscal year ending August 28, 1999, the current plan is to distribute 6 circulars. The Company has an unadvertised internal maximum price policy which currently is to price most items of merchandise under $17.99.

    The Company purchases its merchandise from approximately 1,725 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise. Approximately 61 percent of the merchandise is manufactured in the United States and substantially all such merchandise is purchased directly from the manufacturer. Purchases of imported merchandise are made directly from the manufacturer or from importers. No single supplier accounted for more than 1.5 percent of the merchandise sold by the Company in the fiscal year ended August 29, 1998. Each of the Company's 20 buyers specializes in the purchase of specific categories of goods.

    During the fiscal year ended August 29, 1998, approximately
2.5 percent of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer. Most of the balance of the merchandise was received at the Company's Distribution Centers in Matthews, North Carolina, West Memphis, Arkansas, and Warren County, Virginia. Merchandise is delivered to the stores from the Distribution Centers in Matthews, West Memphis and Warren County by Company-owned trucks and by common and contract carriers. During the last fiscal year, approximately 73 percent of the merchandise delivered was by common or contract carriers. The average distance between the Distribution Center in Matthews and the approximately 1,150 stores served by that facility on August 29, 1998, is approximately 314 miles. The average distance between the Distribution Center in West Memphis and the approximately 1,120 stores served by that facility on August 29, 1998, is approximately 467 miles. The average distance between the Distribution Center in Warren County and the approximately 747 stores served by that facility on August 29, 1998, is approximately 333 miles.

    During the fiscal year ended August 29, 1998, the Company also operated satellite distribution buildings in Salisbury, North Carolina, and Memphis, Tennessee. High volume, bulk items of merchandise are shipped by vendors directly to these facilities and then delivered to the stores by contract carriers.

    The business in which the Company is engaged is highly competitive.
The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores. Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates. The relatively small size of the Company's stores permits the Company to open new units in rural areas and small towns, as well as in large urban centers, in locations convenient to the Company's low and low-middle income customer base. As the Company's sales are focused on low priced, basic merchandise, the stores offer customers a reasonable selection of competitively priced merchandise within a relatively narrow range of price points.

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

    On August 29, 1998, the Company had approximately 13,300 full-time employees and approximately 12,800 part-time employees. Approximately 825 additional employees were hired on a temporary basis for the 1997 Christmas season. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.


ITEM 2.     PROPERTIES

       As of November 1, 1998, the Company operated 3,066 stores in 38 states and the District of Columbia. See "Business" herein. With the exception of 137 stores owned by the Company, all of the Company's stores were occupied under lease. Most of the leases are for fixed rentals. A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.

       Of the Company's 2,929 leased stores at November 1, 1998, all but 192 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods. The following table sets forth certain data, as of November 1, 1998, concerning the expiration dates of all leases with renewal options:

                    Approximate Number of       Approximate Number of
                      Leases Expiring             Leases Expiring
                    Assuming No Exercise        Assuming Full Exercise
   Fiscal Years       of Renewal Options          of Renewal Options

   1999                       447                           0

   2000-2002                1,446                           3

   2003-2005                  698                          82

   2006-2008                  141                         274

   2009 and thereafter          5                       2,378


     Of the 137 Company-owned stores, 18 are located in Texas, 16 in North Carolina, 14 in Georgia, 12 in Indiana, 11 in Virginia, 10 in Illinois, 7 each in Michigan and Tennessee, 6 in Ohio, 4 each in Alabama, South Carolina, West Virginia, Florida, Arkansas, Kentucky and Louisiana, 2 each in Iowa and Oklahoma, and one each in Mississippi, New Jersey, Missouri and Kansas. In these owned stores, there are approximately 1,075,000 total square feet of space.

     The Company also owns its Executive Offices and Distribution Center located on a 64.5 acre tract of land in Matthews, North Carolina, just outside of Charlotte, in a building containing approximately 810,000 square feet of which approximately 740,000 square feet are used for the Distribution Center which includes receiving, warehousing and shipping facilities, and approximately 70,000 square feet are used for Executive Offices.

     The Company owns a second full-service distribution center located on a 75-acre tract of land in West Memphis, Arkansas, in a building containing approximately 850,000 square feet. This facility became operational in the spring of 1994 with 550,000 square feet of space, and a 300,000 square foot addition was substantially completed by the end of the Company's fiscal year on August 31, 1996.

     The Company owns a third full-service distribution center located on a 75-acre tract of land in Warren County, Virginia, in a building containing approximately 907,000 square feet. This facility became operational in January 1998.

     Construction began in November 1998 on a fourth full-service distribution center on an 85-acre tract of land leased by the Company in Duncan, Oklahoma. Under the lease, the Company has the option to purchase the land and the distribution facility. This facility will contain approximately 907,000 square feet and the plan is to begin shipping merchandise from this facility to stores in the fall of 1999. The estimated cost for the land, building, equipment and related services is $50 million. The aggregate of the lease payments and the purchase price is estimated to be $50 million. The Company expects to exercise this purchase option within the next twelve months. The lease payments and purchase price are expected to be financed with cash flow from current operations and, if necessary, short-term borrowing under the Company's bank lines of credit.

     During the fiscal year ended August 29, 1998, the Company leased buildings in Salisbury, North Carolina (approximately 300,000 square feet) and Memphis, Tennessee (approximately 270,000 square feet) to serve as satellite distribution facilities, and a building in Charlotte (approximately 310,000 square feet) to provide storage space for the Distribution Center in nearby Matthews. The Company also leased another building in Charlotte (approximately 78,000 square feet) as a reclamation facility for merchandise returned from the stores and for storage. During the current fiscal year, the Company is no longer leasing the 300,000 square foot space in Salisbury or the 310,000 square foot space in Charlotte. The 270,000 square foot space in Memphis is currently being leased to provide storage space for the Distribution Center in nearby West Memphis, Arkansas, and the 78,100 square foot space in Charlotte currently is being leased for storage. Additional storage space also is being leased on a short-term basis in Charlotte and Winchester, Virginia.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted during the fourth quarter of the fiscal year ended August 29, 1998, to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4a.     EXECUTIVE OFFICERS OF THE REGISTRANT

        The following information is furnished with respect to each of the executive officers of the Company as of November 1, 1998:


        Name                         Position and Office             Age

   Leon Levine (1)               Chairman of the Board               61

   Howard R. Levine (2)          President                           39

   R. James Kelly (3)            Vice Chairman                       51

   George R. Mahoney, Jr. (4)    Executive Vice President-           56
                                 General Counsel and Secretary

   R. David Alexander, Jr. (5)   Senior Vice President-              41
                                 Distribution and
                                 Logistics

   Albert S. Rorie (6)           Senior Vice President-              48
                                 Information Technology

   John J. Scanlon (7)           Senior Vice President-              49
                                 Merchandising and Advertising

   C. Martin Sowers (8)          Senior Vice President-              40
                                 Finance

   Phillip W. Thompson (9)       Senior Vice President-              49
                                 Store Operations

   Samuel J. Bernstein (10)      Vice President-                     39
                                 General Merchandise Manager

   Charles W. Broome (11)        Vice President-                     50
                                 Store Operations

   Charles A. Brunjes (12)       Vice President-                     39
                                 Store Development

   Terry A. Cozort (13)          Vice President-                     55
                                 Human Resources

   Charles D. Curry (14)         Vice President-                     43
                                 Asset Protection

   Bruce W. Fosson (15)          Vice President-                     52
                                 Store Operations


   Charles S. Gibson, Jr. (16)   Vice President-                     37
                                 Logistics

   Owen R. Humphrey (17)         Vice President-                     57
                                 Distribution and
                                 Transportation

   Gilbert A. LaFare (18)        Vice President-                     52
                                 Real Estate

   Edgar L. Paxton (19)          Vice President-                     56
                                 Advertising and
                                 Sales Promotion

   Lou Scognamiglio (20)         Vice President-                     49
                                 General Merchandise Manager

   Richard P. Siliakus (21)      Vice President-                     39
                                 General Merchandise Manager

   Kenneth T. Smith (22)         Vice President-                     36
                                 Business Development



     (1) Mr. Leon Levine founded the Company's business in 1959 and was its President, Chief Executive Officer and Treasurer from 1959 until September 1977 when he was elected Chairman of the Board, Chief Executive Officer and Treasurer.
          He served in these positions until August 1998 when he resigned as Chief Executive Officer and Treasurer.
          Leon Levine retains the position of Chairman of the Board. He is the father of Howard R. Levine.

     (2) Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President-Merchandising and Advertising. From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies' apparel stores. From 1992 to April 1996, he was self-employed as an investment manager. He rejoined the Company in April 1996, and was elected Vice President-General Merchandise Manager:
          Softlines in April 1996, Senior Vice President-Merchandising and Advertising in September 1996,
          President and Chief Operating Officer in April 1997, and Chief Executive Officer in August 1998. He is the son of Leon Levine.

     (3) Mr. R. James Kelly was employed by the Company as Vice Chairman-Chief Financial and Administrative Officer in January 1997. For more than five years prior to his employment by the Company, he was a partner with PricewaterhouseCoopers LLP.

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

     (7) Mr. John J. Scanlon was employed by the Company as Divisional Vice President in March 1992. Mr. Scanlon was elected Vice President-General Merchandise Manager:
          Hardlines in April 1996, and was elected Senior Vice President-Merchandising and Advertising in June 1998.

     (8) Mr. C. Martin Sowers was employed by the Company as an Accountant in October 1984 and was promoted to Assistant Controller in January 1985. He was elected Controller in January 1986, Vice President-Controller in July 1989 and Senior Vice President-Finance in December 1991.

     (9) Mr. Phillip W. Thompson was employed by the Company in January 1984 in the Store Operations Department. He was elected Vice President-Store Operations in January 1985, and Senior Vice President-Store Operations in January 1992.

    (10) Mr. Samuel J. Bernstein was employed by the Company in 1980 and became a Buyer in the Merchandising Department in 1983. He was promoted to Divisional Vice President-Merchandising in July 1996, and was elected Vice President-General
          Merchandise Manager in June 1998.

    (11) Mr. Charles W. Broome was employed by the Company in 1977 in the Store Operations Department. He was promoted to Regional Vice President-Store Operations in February 1992. He was elected Vice President-Store Operations in
          October 1996.

    (12) Mr. Charles A. Brunjes was employed by the Company in 1988 as Director of Merchandise and Store Presentation in the Store Operations Department. He was promoted to Divisional Vice President-Store Services in July 1995, and was elected Vice President-Store Development in September 1998.

    (13) Mr. Terry A. Cozort was employed by the Company as Director of Human Resources in April 1988. He was elected Vice
          President-Human Resources in July 1989.

    (14) Mr. Charles D. Curry was employed by the Company in May 1982 in the Store Operations Department and served in several positions including Regional Vice President-Store Operations. He was elected Vice President-Asset Protection in June 1997.

    (15) Mr. Bruce W. Fosson was employed by the Company in March 1992 as Regional Vice President-Store Operations. He was elected Vice President-Store Operations in March 1996.

    (16)  Mr. Charles S. Gibson, Jr. was employed by the Company as
          Vice President-Logistics in September 1997.   Prior to his
          employment by the Company, he was employed by Campo Electronics, Appliances and Computers, Inc. a regional chain of electronics stores, from November 1994 to August 1997, where his last position was Chief Operating Officer and his previous position was Vice President-Logistics and Operations. Prior to his employment by Campo Electronics, Appliances and Computers, Inc., he was employed by Big B, Inc., a drug store chain, from August 1991 to November 1994 where he was Vice President-Logistics.

    (17) Mr. Owen R. Humphrey was employed by the Company in August 1979, and was promoted to Distribution Center Operations Manager in December 1983. Mr. Humphrey was promoted to Director of Distribution in January 1988, and was elected Vice President-Distribution and Transportation in July 1989.

    (18) Mr. Gilbert A. LaFare was employed by the Company in August 1992 as Vice President-Real Estate.

    (19) Mr. Edgar L. Paxton was employed by the Company in December 1985 as Director of Advertising. He was elected Vice
          President-Advertising and Sales Promotion in January 1988.

    (20) Mr. Lou Scognamiglio was employed by the Company as Vice President-General Merchandise Manager: Softlines in February 1997. For more than five years prior to his employment by the Company, he was employed by One Price Clothing Stores, Inc., a regional chain of apparel stores, where his last position was Divisional Merchandise Manager.

    (21) Mr. Richard P. Siliakus was employed by the Company in 1981 as a Buyer in the Merchandising Department. He was promoted to Divisional Vice President-Merchandising in December 1994, and was elected Vice President-General
          Merchandise Manager in June 1998.

    (22) Mr. Kenneth T. Smith was employed by the Company as a financial analyst in March 1990. Mr. Smith was promoted to Director of Information Services-Operations in February 1992 and to Director of Accounting in October 1992. He was elected Vice President-Controller in October 1995 and Vice President-Loss Prevention in June 1997. He became Vice President-Business Development in March 1998.


     All executive officers of the Company are elected by and serve at the pleasure of the Board of Directors.



                            PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS
          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 29, 1998, on page 16 under the captions "Market Price and Dividend Information" and "Market Prices and Dividends" and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 29, 1998, on pages 14 and 15 under the caption "Summary of Selected Financial Data" and is incorporated herein by reference. The Company did not have any long-term debt at the end of each of its last five fiscal years.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 29, 1998, on pages 14 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK
          Not Applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 29, 1998, on pages 17 through 24 and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.



                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by this item as to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's proxy statement dated November 25, 1998, on pages 4 through 7 under the caption "Election of Directors" and on page 15 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information required by this item as to executive officers is included in Item 4A in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION
          The information required by this item is included in the Company's proxy statement dated November 25, 1998, on pages 7 through 14 under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The information required by this item is included in the Company's proxy statement dated November 25, 1998, on pages 3 and 4 under the caption "Ownership of the Company's Securities" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by this item is included in the Company's proxy statement dated November 25, 1998, on pages 14 and 15 under the caption "Related Transactions" and is incorporated herein by reference.

                             PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     Documents filed as part of this report:

        1 and 2.  Financial Statements and Financial Statement Schedules:
        The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries which are incorporated by reference to the Annual Report to Stockholders for the fiscal year ended August 29, 1998, are set forth in the index on page 19 of this report.

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the consolidated financial statements, and therefore, have been omitted.

        The financial statements of Family Dollar Stores, Inc. (Parent Company) are omitted because the registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets as shown by the most recent year-end consolidated balance sheet.


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

       (vii) Certificate of Amendment, dated January 15, 1998, of Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8,
              No. 333-48751).

*   10   (i)  Incentive Profit Sharing Plan amended as of January 16, 1997
              (filed as Exhibit 10(ii) to the Company's Form 10-Q (File
              No. 1-6807) for the quarter ended February 28, 1997).

*   10  (ii)  1989 Non-Qualified Stock Option Plan, amended as of
              January 15, 1998 (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-48751).

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

*   10   (v)  Amendment No. 2, dated January 15, 1998, to Family Dollar
              Employee Savings and Retirement Plan and Trust (filed as
              Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1998).

*   10  (vi)  Amendment No. 3, dated March 19, 1998, to Family Dollar
              Employee Savings and Retirement Plan and Trust (filed as
              Exhibit 10(iii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1998).

*   10 (vii)  Trust Agreement between Merrill Lynch Trust Company of North
              Carolina, as Trustee, and the Company and Family Dollar, Inc., as Employer, with respect to Family Dollar Employee Savings and Retirement Plan and Trust (filed as Exhibit 10 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1998.)

    10(viii) Credit Agreement, dated as of March 31, 1996, between the Company and NationsBank, N.A.,(filed as Exhibit 10 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1996).

    10  (ix)  Amendment No. 1, dated as of March 26, 1997, to the Credit
              Agreement, dated as of March 31, 1996, between the Company and NationsBank, N.A. (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended November 30, 1997).

    10   (x)  Amendment No. 2, dated as of December 31, 1997, to the
              Credit Agreement, dated as of March 31, 1996, between the Company and NationsBank, N.A. (filed as Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended November 30, 1997).

    10  (xi)  Letter Agreement dated March 5, 1998, among NationsBank,
              N.A., the Company and Family Dollar, Inc., amending Credit Agreement, dated as of March 31, 1996, as amended, among NationsBank, N.A., the Company and Family Dollar, Inc. (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1998).

*   10 (xii)  Employment Agreement dated December 17, 1996, between the
              Company and R. James Kelly (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1997).

*   10(xiii)  Employment Agreement dated April 29, 1997, between the
              Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1997).

*   10 (xiv)  Amendment dated August 28, 1997, to the Employment
              Agreement dated April 29, 1997, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1997).



   Exhibits filed herewith:

     3(b)     Bylaws as amended on August 19, 1998.

    10   (i)  Amendment, dated as of November 19, 1998, to the Credit
              Agreement, dated as of March 31, 1996, between the Company, Family Dollar, Inc. and NationsBank, N.A.

*   10  (ii)  Amendment dated August 19, 1998, to the Employment
              Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine.

    11        Statement Re:  Computations of Per Share Earnings.

    13 Annual Report to Stockholders for the fiscal year ended August 29, 1998 (only those portions specifically incorporated by reference herein shall be deemed filed).

    21        Subsidiaries of the Company.

    27        Financial Data Schedule


   *  Exhibit represents a management contract or compensatory plan.

 (b) A report on Form 8-K, dated July 13, 1998, was filed during the last quarter of the fiscal year ended August 29, 1998. This Form 8-K reported a change in the Company's fiscal reporting calendar to a more commonly used "Retail" calendar. Accordingly, the Company's fiscal year 1998 ended on August 29, 1998, and the fourth quarter and fiscal year 1998 had two less days than they otherwise would have.

              As reported in the Form 8-K, the Company's future fiscal years will now generally end on the Saturday closest to August 31, but may deviate from this convention during certain years by one week in order to coincide with the standard "Retail" calendar. Previously, the Company's fiscal year consisted of 12 calendar months ending August 31.




           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES


                              Index

The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries together with the report of PricewaterhouseCoopers LLP incorporated in this report appear on the following pages of the Annual Report to Stockholders for the fiscal year ended August 29, 1998.

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

                                   FAMILY DOLLAR STORES, INC.
                                   (Registrant)

Date  November 19, 1998       By   HOWARD R. LEVINE
                                   HOWARD R. LEVINE
                                   President (Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                           Date


LEON LEVINE                Chairman of the Board and       November 19, 1998
LEON LEVINE                Director

HOWARD R. LEVINE           President and Director          November 19, 1998
HOWARD R. LEVINE           (Chief Executive Officer)

R. JAMES KELLY             Vice Chairman-Chief             November 19, 1998
R. JAMES KELLY             Financial and Administrative
                           Officer and Director
                           (Principal Financial
                           Officer)

GEORGE R. MAHONEY, JR.     Executive Vice President        November 19, 1998
GEORGE R. MAHONEY, JR.     and Director

C. MARTIN SOWERS           Senior Vice President-          November 19, 1998
C. MARTIN SOWERS           Finance (Principal
                           Accounting Officer)

MARK R. BERNSTEIN          Director                        November 19, 1998
MARK R. BERNSTEIN

JAMES H. HANCE, JR.        Director                        November 19, 1998
JAMES H. HANCE, JR.

JAMES G. MARTIN            Director                        November 19, 1998
JAMES G. MARTIN