Form 10-Q
period 1998-11-28
FAMILY DOLLAR STORES INC
filed 1999-01-12
CIK 34408

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 28, 1998

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

             Class                    Outstanding at December 31, 1998

   Common Stock, $.10 par value                 172,311,635 shares

           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                              INDEX

                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            November 28, 1998 and August 29, 1998               2

          Consolidated Condensed Statements of Income -
            Quarters Ended November 28, 1998 and
            November 30, 1997                                   3

          Consolidated Condensed Statements of Cash Flows -
            Quarters Ended November 28, 1998 and
            November 30, 1997                                   4

          Notes to Consolidated Condensed Financial
            Statements                                        5-7

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-11

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    12

  Signatures                                                   12


               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                           November 28,      August 29,
                                              1998             1998
                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)    $   68,768,007     $134,220,673
  Merchandise inventories                  593,257,392      465,556,559
  Deferred income taxes                     41,710,920       40,695,920
  Prepayments and other current assets      11,898,928        6,156,514
    Total current assets                   715,635,247      646,629,666

Property and equipment, net                304,136,203      291,759,866

Other assets                                 2,995,755        3,790,538

                                        $1,022,767,205     $942,180,070


                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                         $  371,920,225     $331,586,182
  Income taxes payable                      28,500,443       11,689,065
    Total current liabilities              400,420,668      343,275,247

Deferred income taxes                       21,729,116       20,754,116

Shareholders' equity (Notes 4 and 5):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 182,625,100 shares at
    November 28, 1998 and 182,562,368
    shares at August 29, 1998               18,262,510       18,256,237
  Capital in excess of par                  17,390,824       16,785,409
  Retained earnings                        576,313,355      554,458,329
                                           611,966,689      589,499,975
  Less common stock held in treasury,
    at cost (10,358,466 shares at
    November 28, 1998 and
    August 29, 1998 - Note 5)               11,349,268       11,349,268
      Total shareholders' equity           600,617,421      578,150,707

                                        $1,022,767,205     $942,180,070

See notes to consolidated condensed financial statements.



             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)
                                                 Quarters Ended
                                           November 28,     November 30,
                                               1998            1997

Net sales                                  $628,015,954    $542,747,097

Costs and expenses:
  Cost of sales                             412,299,231     356,419,630
  Selling, general and
    administrative expenses                 168,247,792     146,975,498
                                            580,547,023     503,395,128

Income before provision
  for taxes on income                        47,468,931      39,351,969
Provision for taxes on income                17,860,000      15,025,000

Net income                                 $ 29,608,931    $ 24,326,969


Net income per common share-Basic
    (Note 5)*                                     $0.17           $0.14

Average shares-Basic (Note 5)*              172,231,640     171,733,028

Net income per common share - Diluted             $0.17           $0.14
     (Note 5)*

Average shares-Diluted (Note 5)*            173,469,216     172,748,560

Dividends per common share *                   $.04-1/2           $ .04

* November 30, 1997, figures were adjusted to reflect the two-for-one stock split distributed April 30, 1998.

See notes to consolidated condensed financial statements.



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                    Quarters Ended
                                              November 28,   November 30,
                                                  1998           1997

Cash flows from operating activities:
  Net income                                 $ 29,608,931    $24,326,969
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization              10,292,411      7,918,180
    Deferred income taxes                         (40,000)       150,000
    Gain on disposition of property
      and equipment                              (929,607)       (59,700)
    Changes in operating assets and liabilities:
      Inventories                            (127,700,833)   (62,188,377)
      Prepayments and other current assets     (5,742,414)    (2,927,968)
      Other assets                                794,783      1,424,208
      Accounts payable and accrued
        liabilities                            40,329,678     51,459,832
      Income taxes payable                     16,811,378     11,119,537
                                              (36,575,673)    31,222,681
Cash flows from investing activities:
    Capital expenditures                      (23,052,498)   (33,490,762)
    Proceeds from dispositions of
      property and equipment                    1,313,357        161,279
                                              (21,739,141)   (33,329,483)
Cash flows from financing activities:
    Exercise of employee stock options            611,688        578,253
    Payment of dividends                       (7,749,540)    (6,868,420)
                                               (7,137,852)    (6,290,167)

Net change in cash and cash equivalents       (65,452,666)    (8,396,969)

Cash and cash equivalents at beginning
  of period                                   134,220,673     42,468,300

Cash and cash equivalents at end of period   $ 68,768,007    $34,071,331

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $               $     5,925
    Income taxes                                  813,419      3,610,056

See notes to consolidated condensed financial statements.


           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 28, 1998, and the results of operations and the cash flows for the quarters ended November 28, 1998, and November 30, 1997.

    The results of operations for the quarter ended November 28, 1998, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of
    credit expire on   March 31, 2000 and March 28, 1999,
    respectively, and the Company expects that the line expiring on March 28, 1999, will be extended. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 2000, into either a five or seven year term loan, at the bank's variable prime rate.

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


      The following is a summary of transactions under the plan during the quarters ended November 28, 1998, and November 30, 1997. November 30,
      1997, figures were adjusted to reflect the two-for-one stock split distributed April 30, 1998.

                                           Quarters Ended
                          November 28, 1998               November 30, 1997
                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share

Outstanding-beginning   3,739,335     $ 3.50-$20.75   3,142,008    $ 3.50-$10.88
   Granted                557,550     $12.75-$15.00     743,900    $10.88-$11.38
   Exercised              (62,622)    $ 4.33-$ 6.25     (66,190)   $ 4.33-$ 7.09
   Cancelled               (7,135)                      (36,510)
Outstanding-ending      4,227,128     $ 3.50-$20.75   3,783,208    $ 3.50-$11.38


      At November 28, 1998, options to purchase 904,589 shares were exercisable at prices ranging from $3.50 to $6.25 per share, and at November 30, 1997, options to purchase 654,810 shares were exercisable at prices ranging from $3.50 to $ 7.08 per share.

  5. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share"(SFAS 128) during the quarter ended February 28, 1998. All prior period net income per common share amounts have been restated. Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

                                                       Quarters Ended
                                             November 28,          November 30,
                                                 1998                  1997
Basic Net Income Per Share:

Net Income                                   $29,608,931           $24,326,969
Weighted Average Number of Shares
   Outstanding*                              172,231,640           171,733,028

Net Income Per Common Share - Basic*                $.17                 $ .14

Diluted Net Income Per Share:

Net Income                                   $29,608,931           $24,326,969

Weighted Average Number of Shares
   Outstanding*                              172,231,640           171,733,028

Effect of Dilutive Securities -
   Stock Options*                              1,237,576             1,015,532
Average Shares - Diluted*                    173,469,216           172,748,560

Net Income Per Common Share - Diluted*              $.17                 $ .14



*November 30, 1997, figures were adjusted to reflect the two-for-one stock split distributed April 30, 1998.



               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FINANCIAL CONDITION

     At November 28, 1998, the Company had working capital of $315.2 million with cash and cash equivalents of approximately $68.8 million and no outstanding borrowings. Changes in working capital and cash and cash equivalents during the first quarter of fiscal 1999 and 1998 were primarily the result of increases in merchandise inventories in seasonal goods and softlines. These increases in merchandise inventories contributed to increases in trade accounts payable, and, in fiscal 1999, to a reduction in cash and cash equivalents on hand.

     Capital expenditures for the quarter ended November 28, 1998, were approximately $23.1 million, and are currently expected to be approximately $125 million for fiscal 1999. The majority of planned capital expenditures for fiscal 1999 is related to the Company's new store expansion, existing store expansion, relocation and renovation and to the construction and equipping of a new full-service distribution center in Duncan, Oklahoma, currently scheduled for completion in fall 1999. The new store expansion and the additional distribution center will require additional investment in merchandise inventories. In fiscal 1999, the Company currently expects to open approximately 350 stores and close approximately 50 stores for a net addition of approximately 300 stores, compared with the opening of 315 stores and closing of 65 stores for a net addition of 250 stores in fiscal 1998. The Company also currently plans to expand or relocate approximately 100 stores and renovate an additional 300 to 400 stores in fiscal 1999, compared with the expansion or relocation of 90 stores and renovation of 170 stores in fiscal 1998. In the first quarter of fiscal 1999, the Company opened 82 stores, closed 2 stores, expanded or relocated 19 stores and renovated 120 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

                     RESULTS OF OPERATIONS
NET SALES

     Net sales increased 15.7% in the quarter ended November 28, 1998, as compared with 19.3% in the quarter ended November 30, 1997. The increase was attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. The Company's change in its fiscal reporting calender to a more commonly used "retail" calendar adversely impacted sales in the first quarter and will have a positive impact on sales in the second quarter. Sales in existing stores increased 8.2% in the quarter ended November 28, 1998, as compared with the similar period in the prior fiscal year, with sales of hardlines merchandise increasing approximately 13.7% and sales of softlines merchandise decreasing approximately 3.0%. Hardlines as a percentage of total sales increased to approximately 71% in the first quarter of fiscal 1999 compared to 67% in the first quarter of fiscal 1998. The Company has broadened its assortment of hardlines merchandise and dedicated more selling space in its stores to hardlines over the past two fiscal years. The Company has correspondingly reduced its assortment and selling space for softlines merchandise during this period. The Company expects the shift in the merchandise mix to hardlines to continue for the remainder of fiscal 1999. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy and snack food, electronics, housewares and giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels. The sales increases in the first quarter were achieved despite the elimination of an advertising circular, as customers continued to respond favorably to the Company's everyday low price strategy. The Company currently expects to eliminate two additional circulars during the remainder of fiscal 1999. The average number of stores open during the first quarter of fiscal 1999 was 8.9% more than during the first quarter of fiscal 1998. The Company had 3,097 stores in operation at November 28, 1998, as compared with 2,853 stores in operation at November 30, 1997, representing an increase of approximately 8.6%.

COST OF SALES

     Cost of sales increased 15.7% in the quarter ended November 28, 1998, as compared with the quarter ended November 30, 1997. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.7% in the quarter ended November 28, 1998 and November 30, 1997. The cost of sales percentage was unchanged, as the effect of the shift in the sales mix to lower-margin hardlines was offset by a reduction in advertising markdowns due to the elimination of an advertising circular and the inclusion of more items at the everyday low price in the remaining circular. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 14.5% in the quarter ended November 28, 1998, as compared with the quarter ended November 30, 1997. The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 26.8% in the quarter ended November 28, 1998, as compared with 27.1% in the quarter ended November 30, 1997. The decrease in the percentage for the quarter ended November 28, 1998, was due in part to a decrease in store occupancy costs as a percentage of net sales due to the leverage provided by the 8.2% increase in existing store sales. Additionally, advertising expenses decreased during the quarter due to the elimination of an advertising circular. Distribution expenses increased during the quarter as a result of operating additional distribution facilities, and as the continuing shift of the merchandise mix to hardlines resulted in the handling of more cartons of lower priced goods.

PROVISION FOR TAXES ON INCOME

     The effective tax rate was 37.6% for the quarter ended November 28, 1998, as compared to 38.2% for the quarter ended November 30, 1997. The decrease in the effective tax rate for the quarter ended November 30, 1998, resulted primarily from changes in effective state income tax rates.

YEAR 2000

     The Company has completed the assessment phase of its Year 2000 compliance program, during which the Company evaluated its exposure to Year 2000 risks in its information technology (IT) systems, as well as potential risks in other non-IT systems with embedded technology and risks from the non-compliance of third parties with which the Company has significant dealings. The Company has substantially completed planned remediation of its software applications to be Year 2000 compliant, and expects to complete testing of these applications in January 1999. The Company has also substantially completed remediation of critical non-IT systems with embedded technology, and expects to complete testing of these systems in February 1999. In addition, the Company is implementing financial and human resource software as part of its strategic IT plan. The implementation of this software is expected to be completed in January 1999, and was not accelerated due to Year 2000 issues. The Company estimates that it will expend approximately $1 million for Year 2000 assessment and remediation, the majority of which was incurred in and prior to fiscal 1998.

     The Company presently believes that with the remediation of existing software and implementation of new software, the Year 2000 issue will not pose significant internal operational problems. However, there can be no assurances that this will be the case, and there are also risks to the Company's operations from third-party Year 2000 failures. Since no single merchandise supplier accounts for more than 1.5% of the Company's merchandise purchases, the Company does not currently foresee any significant impairment in its ability to procure merchandise. Approximately 39% of the Company's merchandise was imported in fiscal 1998, and any significant disruptions in the global transportation industry could cause a material adverse impact on the Company's operations. Also any widespread interruptions of utility service could have material adverse consequences. The Company will continue to evaluate these risks and develop appropriate contingency plans by June 1999.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, and other aspects of the Company's future business and operations. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, changes in consumer demand, inflation, merchandise supply constraints, general transportation delays or interruptions, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, the impact of the Year 2000 on information systems and the Company's operations, costs and delays associated with building, opening and operating new distribution facilities, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

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


                                       FAMILY DOLLAR STORES, INC.

                                               (Registrant)


Date: January 8, 1999                /s/ R. JAMES KELLY
                                     R. JAMES KELLY
                                     Vice Chairman


Date: January 8, 1999                /s/ C. MARTIN SOWERS
                                     C. MARTIN SOWERS
                                     Senior Vice President-Finance