Form 10-Q
period 1999-02-27
FAMILY DOLLAR STORES INC
filed 1999-04-09
CIK 34408

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended February 27, 1999

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

              Class                    Outstanding at March 31, 1999
   Common Stock, $.10 par value               172,628,016 shares

           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                              INDEX

                                                         Page No.

Part I - Financial Information

     Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            February 27, 1999 and August 29, 1998               2

          Consolidated Condensed Statements of Income -
            Quarter Ended February 27, 1999 and
            February 28, 1998                                   3

          Consolidated Condensed Statements of Income -
            First Half Ended February 27, 1999 and
            February 28, 1998                                   4

          Consolidated Condensed Statements of Cash Flows -
            First Half Ended February 27, 1999 and
            February 28, 1998                                   5

          Notes to Consolidated Condensed Financial
            Statements                                        6-8

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   9-13

Part II - Other Information and Signatures

     Item 4 - Submission of Matters to a Vote of               14
              Security Holders

     Item 6 - Exhibits and Reports on Form 8-K                 14

     Signatures                                                15


                FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                                           February 27,      August 29,
                                              1999             1998
                                   Assets
Current assets:
  Cash and cash equivalents (Note 2)       $101,905,647    $134,220,673
  Merchandise inventories                   532,175,321     465,556,559
  Deferred income taxes                      42,280,920      40,695,920
  Prepayments and other current assets        6,207,376       6,156,514
    Total current assets                    682,569,264     646,629,666

Property and equipment, net                 326,928,618     291,759,866

Other assets                                  2,245,930       3,790,538

                                         $1,011,743,812    $942,180,070



                    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                            $334,007,698    $331,586,182
  Income taxes payable                       18,139,219      11,689,065
    Total current liabilities               352,146,917     343,275,247

Deferred income taxes                        22,704,116      20,754,116

Shareholders' equity (Notes 4 and 5):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 182,903,080 shares at
    February 27, 1999 and 182,562,368
    shares at August 29, 1998                18,290,308      18,256,237
  Capital in excess of par                   20,595,582      16,785,409
  Retained earnings                         609,356,157     554,458,329
                                            648,242,047     589,499,975
  Less common stock held in treasury,
    at cost (10,358,466 shares at
    February 27, 1999 and August 29, 1998)
    (Note 5)                                 11,349,268      11,349,268

      Total shareholders' equity            636,892,779     578,150,707

                                         $1,011,743,812    $942,180,070

See notes to consolidated condensed financial statements.


              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                                                  Quarter Ended
                                           February 27,    February 28,
                                               1999            1998
Net sales                                  $752,216,740    $635,877,376

Costs and expenses:
  Cost of sales                             509,721,271     436,698,591
  Selling, general and
    administrative expenses                 175,622,914     154,827,222
                                            685,344,185     591,525,813
Income before provision
  for taxes on income                        66,872,555      44,351,563

Provision for taxes on income                25,200,000      16,755,000

Net income                                 $ 41,672,555    $ 27,596,563

Net income per common share - Basic
   (Note 5)                                      $ 0.24          $ 0.16

Average shares - Basic (Note 5)             172,428,853     171,939,536

Net income per common share - Diluted
    (Note 5)                                     $ 0.24          $ 0.16

Average shares - Diluted (Note 5)           173,767,340     173,179,188

Dividends per common share                        $ .05       $ .04-1/2

See notes to consolidated condensed financial statements.



                 FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                                              First Half Ended
                                           February 27,   February 28,
                                                1999           1998

Net sales                               $1,380,232,694  $1,178,624,473

Costs and expenses:
  Cost of sales                            922,020,502     793,118,221
  Selling, general and
    administrative expenses                343,870,706     301,802,720
                                         1,265,891,208   1,094,920,941

Income before provision for
taxes on income                            114,341,486      83,703,532

Provision for taxes on income               43,060,000      31,780,000

Net income                                $ 71,281,486    $ 51,923,532

Net income per common share - Basic
    (Note 5)                                    $ 0.41          $ 0.30

Average shares - Basic (Note 5)            172,330,246     171,835,712


Net income per common share - Diluted
    (Note 5)                                    $ 0.41          $ 0.30

Average shares - Diluted (Note 5)          173,616,672     172,975,912


Dividends per common share                   $ .09-1/2       $ .08-1/2

See notes to consolidated condensed financial statements.



              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                  First Half Ended
                                             February 27,   February 28,
                                                 1999           1998
Cash flows from operating activities:
  Net income                                 $ 71,281,486   $51,923,532
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              21,077,554    16,084,513
    Deferred income taxes                         365,000    (3,215,000)
    (Gain) Loss on disposition of property
      and equipment                              (770,683)       84,380
    Changes in operating assets and liabilities:
      Inventories                             (66,618,762)    7,139,713
      Prepayments and other current assets        (50,862)     (946,063)
      Other assets                              1,544,608     1,538,893
      Accounts payable and accrued
        liabilities                             1,541,208    55,494,631
      Income taxes payable                      6,450,154     3,035,894
                                               34,819,703   131,140,493
Cash flows from investing activities:
    Capital expenditures                      (56,874,137)  (56,310,144)
    Proceeds from dispositions of
      property and equipment                    1,398,514       373,264
                                              (55,475,623)  (55,936,880)
Cash flows from financing activities:
    Exercise of employee stock options          3,844,244     4,149,873
    Payment of dividends                      (15,503,350)  (13,739,807)
                                              (11,659,106)   (9,589,934)

Net change in cash and cash equivalents       (32,315,026)   65,613,679

Cash and cash equivalents at beginning
  of period                                   134,220,673    42,468,300

Cash and cash equivalents at end of period   $101,905,647  $108,081,979

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $              $    12,564
    Income taxes                               34,256,448    30,683,188

See notes to consolidated condensed financial statements.


            FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 27, 1999, and the results of operations for the quarter and first half ended February 27, 1999, and February 28, 1998, and the cash flows for the first half ended February 27, 1999, and February 28, 1998.

        The results of operations for the first half ended
        February 27, 1999, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each,or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 2001 and March 26, 2000, respectively. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 2001, into either a five or seven year term loan, at the bank's variable prime rate.

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

        The following is a summary of transactions under the plan during the first half ended February 27, 1999 and February 28, 1998.

                                            First Half Ended
                           February 27, 1999                February 28, 1998
                       Number of                     Number of
                       shares         Option price   shares        Option price
                       under option   per share      under option  per share

Outstanding-beginning   3,739,335     $ 3.50-$20.75   3,142,008    $ 3.50-$10.88
   Granted                721,200     $12.75-$21.50   1,097,100    $10.88-$17.50
   Exercised             (383,119)    $ 3.50-$ 6.25    (453,672)   $ 3.84 $ 7.09
   Cancelled              (55,825)                      (72,870)
Outstanding-ending      4,021,591     $ 3.83-$21.50   3,712,566    $ 3.50-$17.50

Exercisable options       937,598     $ 3.83-$ 7.17     589,206    $ 3.50-$ 6.25



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

      The following table sets forth the computation of basic and diluted net income per common share:

                                                       Quarter Ended
                                              February 27,        February 28,
                                                  1999                1998
Basic Net Income Per Share:
Net Income                                   $41,672,555           $27,596,563

Weighted Average Number of Shares
   Outstanding                               172,428,853           171,939,536

Net Income Per Common Share - Basic                $ .24                 $ .16

Diluted Net Income Per Share:

Net Income                                   $41,672,555           $27,596,563

Weighted Average Number of Shares
   Outstanding                               172,428,853           171,939,536

Effect of Dilutive Securities -
   Stock Options                               1,338,487             1,239,652
Average Shares - Diluted                     173,767,340           173,179,188

Net Income Per Common Share - Diluted              $ .24                 $ .16

                                                       First Half Ended
                                              February 27,        February 28,
                                                  1999                1998
Basic Net Income Per Share:
Net Income                                   $71,281,486           $51,923,532

Weighted Average Number of Shares
   Outstanding                               172,330,246           171,835,712

Net Income Per Common Share - Basic                $ .41                 $ .30

Diluted Net Income Per Share:

Net Income                                   $71,281,486           $51,923,532

Weighted Average Number of Shares
   Outstanding                               172,330,246           171,835,712

Effect of Dilutive Securities -
    Stock Options                              1,286,426             1,140,200
Average Shares - Diluted                     173,616,672           172,975,912

Net Income Per Common Share - Diluted              $ .41                 $ .30

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FINANCIAL CONDITION

     At February 27, 1999, the Company had working capital of $330.4 million with cash and cash equivalents of approximately $101.9 million and no outstanding borrowings. Operating activities generated cash of approximately $34.8 million during the first half of fiscal 1999 versus approximately $131.1 million during the first half of fiscal 1998. The timing of payments for merchandise purchases contributed approximately $55.5 million of the increase in fiscal 1998 whereas operating cash was used in fiscal 1999 to increase merchandise inventory by approximately $66.6 million primarily as a result of new stores, additional inventory in existing stores and a new distribution center.

     Capital expenditures for the first half ended February 27, 1999, were approximately $56.9 million, and are currently expected to be approximately $125 million for fiscal 1999. The majority of planned capital expenditures for fiscal 1999 is related to the Company's new store expansion, existing store expansion, relocation and renovation and to the construction and equipping of a new full-service distribution center in Duncan, Oklahoma, currently scheduled for completion in fall 1999. The new store expansion and the additional distribution center will require additional investment in merchandise inventories. In fiscal 1999, the Company currently expects to open approximately 350 stores and close approximately 50 stores for a net addition of approximately 300 stores, compared with the opening of 315 stores and closing of 65 stores for a net addition of 250 stores in fiscal 1998. The Company also currently plans to expand or relocate approximately 100 stores and renovate an additional 300 to 400 stores in fiscal 1999, compared with the expansion or relocation of 90 stores and renovation of 170 stores in fiscal 1998. In the first half of fiscal 1999, the Company opened 171 stores, closed 29 stores, expanded or relocated 40 stores and renovated 168 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

                           RESULTS OF OPERATIONS

NET SALES

     Net sales increased 18.3% in the quarter ended February 27, 1999, as compared with the quarter ended February 28, 1998, and increased 17.1% in the first half ended February 27, 1999, as compared with the first half ended February 28, 1998. The increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Total sales in the second quarter also were aided by the fact that there was one more day in the second quarter this year than last year as a result of the previously announced change in the Company's fiscal reporting calendar to a more commonly used "retail" calender. This change adversely affected sales in the first quarter and will adversely affect sales in the third quarter and have a positive impact on sales in the fourth quarter. Sales in existing stores increased 8.8% in the quarter ended February 27, 1999, as compared with the same period ended February 28, 1998, with sales of hardlines merchandise increasing approximately 12.0% and sales of softlines merchandise increasing approximately 1.0%. Sales in existing stores increased 8.5% in the first half ended February 27, 1999, as compared to the first half ended February 28, 1998, with sales of hardlines merchandise increasing approximately 12.7% and sales of softlines merchandise decreasing approximately .6%. Hardlines as a percentage of total sales increased to approximately 71% in the second quarter of fiscal 1999 compared to approximately 69% in the second quarter of fiscal 1998, and increased to approximately 71% in the first half of fiscal 1999 compared to approximately 68% in the first half of fiscal 1998. The Company has broadened its assortment of hardlines merchandise and dedicated more selling space in its stores to hardlines over the past two fiscal years. The Company has correspondingly reduced its assortment and selling space for softlines merchandise during this period. The Company expects the shift in the merchandise mix to hardlines to continue for the remainder of fiscal 1999. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels. The sales increases were achieved despite the elimination of advertising circulars that were distributed last year in the first quarter and at the end of the second quarter, as customers continued to respond favorably to the Company's everyday low price strategy. The Company currently expects to eliminate two additional circulars during the remainder of fiscal 1999.

     The average number of stores open during the first half of fiscal 1999 was 8.8% more than during the first half of fiscal 1998. The Company had 3,159 stores in operation at February 27, 1999, as compared with 2,898 stores in operation at February 28, 1998, representing an increase of approximately 9.0%.


COST OF SALES

     Cost of sales increased 16.7% in the quarter ended
February 27, 1999, as compared with the quarter ended
February 28, 1998, and increased 16.3% in the first half ended February 27, 1999, as compared to the first half ended
February 28, 1998. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 67.8% in the quarter ended
February 27, 1999, compared with 68.7% in the quarter ended February 28, 1998, and was 66.8% in the first half ended
February 27, 1999, compared with 67.3% in the first half ended February 28, 1998. The decreases in the cost of sales percentages for the quarter and the first half of fiscal 1999 were due primarily to decreases in both advertising and clearance markdowns. The Company also realized increased sales of higher margin seasonal hardlines merchandise during the second quarter. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 13.4% in the quarter ended February 27, 1999, as compared with the quarter ended February 28, 1998, and increased 13.9% in the first half ended February 27, 1999, as compared with the first half ended February 28, 1998. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores, costs associated with added distribution capacity, and increased technology costs. Selling, general and administrative expenses, as a percentage of net sales, were 23.3% in the quarter ended February 27 1999, as compared with 24.3% in the quarter ended February 28, 1998, and were 24.9% in the first half ended February 27, 1999, as compared with 25.6% in the first half ended February 28, 1998. The decreases in the percentages for the quarter and first half ended February 27, 1999 reflects the leveraging of fixed costs such as rent, a reduction of advertising costs, and continued improved store labor performance.


PROVISION FOR TAXES ON INCOME

     The effective tax rate was 37.7% for the quarter ended February 27, 1999, as compared to 37.8% for the quarter ended February 28, 1998, and was 37.7% for the first half ended February 27, 1999, as compared to 38.0% for the first half ended February 28, 1998. The decreases in the effective tax rate for the quarter and first half ended February 27, 1999, resulted primarily from changes in effective state income tax rates.


YEAR 2000

     The Company is currently addressing a situation believed to affect virtually all companies and organizations that is commonly referred to as Year 2000 issues. Year 2000 issues relate to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond.

    The Company has completed the assessment phase of its Year 2000 compliance program, during which the Company evaluated its exposure to Year 2000 risks in its information technology (IT) systems, as well as potential risks in other non-IT systems with embedded technology and risks from the non-compliance of third parties with which the Company has significant dealings. The Company has also substantially completed planned remediation and testing of its software applications and critical non-IT systems with embedded technology for Year 2000 compliance. In addition, the Company implemented new financial and human resource software as part of its strategic IT plan. The implementation of this software was completed in January 1999, and was not accelerated due to Year 2000 issues. The Company estimates that it will expend approximately $1 million for Year 2000 assessment and remediation, the majority of which was incurred in and prior to fiscal 1998. The Company's Year 2000 compliance program has not resulted in the deferral of other significant planned IT projects.

     The Company presently believes that with the remediation of existing software and implementation of new software, the Year 2000 issue will not pose significant internal operational problems. However, there can be no assurances that this will be the case, and there are also risks to the Company's operations from Year 2000 failures by third parties, such as merchandise vendors, utility companies or government agencies.

    The Company has initiated a formal communication program with significant vendors to evaluate their Year 2000 compliance, and is assessing their responses to the Company's Year 2000 readiness questionnaire. The majority of merchandise vendors have responded to the effect that their ability to supply the Company will not be affected by Year 2000 issues. If a significant vendor becomes unable to deliver merchandise or services, the Company believes that substitute merchandise for many of the goods the Company sells and substitutes for many of the services it receives can be obtained from other vendors. No single merchandise supplier accounts for more than 1.5% of the Company's merchandise purchases, and the Company does not currently foresee any significant impairment in its ability to procure merchandise due to operational failures of vendors. However, the Company cannot assure timely compliance of vendors and may be adversely affected by failures of significant vendors to supply merchandise or services due to Year 2000 compliance failures.

    Transportation of merchandise and utility service are two particular concerns. Approximately 39% of the Company's merchandise was imported in fiscal 1998, and any significant disruptions in the global transportation industry, including a delay in the processing of merchandise through Customs, could cause a material adverse impact on the Company's operations. Also, any widespread interruptions of utility service could have material adverse consequences. The Company will continue to evaluate these risks and develop appropriate contingency plans the majority of which are expected to be in place by June 1999.

     Due to the uncertainty of the effect of Year 2000 concerns and failures on the Company's customers, the Company is unable to assess the affect these concerns and failures will have on consumer spending patterns and the related impact on the Company and its vendors.


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

                         PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of the Company held January 21, 1999, stockholders voted to:

    (a) Elect to the Board of Directors of the Company the seven nominees named in the Proxy Statement for the Annual
          Meeting as follows:

                                   Shares           Shares Withholding
        Nominee                  Voting For         Authority to Vote
Leon Levine                     146,595,663            2,836,688
Howard R. Levine                146,598,114            2,834,237
R. James Kelly                  146,596,500            2,835,851
George R. Mahoney, Jr.          146,603,098            2,829,253
Mark R. Bernstein               146,594,367            2,837,984
James H. Hance, Jr.             146,862 818            2,569,533
James G. Martin                 146,843,538            2,588,813


     (b) Ratify the action of the Board of Directors in selecting PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 28, 1999, with 149,322,108 shares voted for 74,104 shares against and 36,139 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits filed herewith:

       10 (i) Letter Agreement dated March 25, 1999, among NationsBank, N.A., the Company and Family Dollar, Inc., amending Credit Agreement dated as of March 31, 1996, as amended, among NationsBank, N.A., the Company and Family Dollar, Inc.

       11 Statements Re: Computations of Per Share Earnings

       27 Financial Data Schedule

     (b) Reports on Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAMILY DOLLAR STORES, INC.
                                               (Registrant)


Date: April 8, 1999                 R. JAMES KELLY
                                    R. JAMES KELLY
                                    Vice Chairman


Date: April 8, 1999                 C. MARTIN SOWERS
                                    C. MARTIN SOWERS
                                    Senior Vice President-Finance