Form 10-Q
period 1999-05-29
FAMILY DOLLAR STORES INC
filed 1999-07-09
CIK 34408

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended May 29, 1999

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
Yes  X  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at June 30, 1999
   Common Stock, $.10 par value                  172,729,066  shares

            FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES


                                INDEX

                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            May 29, 1999 and August 29, 1998                    2

          Consolidated Condensed Statements of Income -
            Quarter Ended May 29, 1999 and May 31, 1998         3

          Consolidated Condensed Statements of Income -
            Three Quarters Ended May 29, 1999
            and May 31, 1998                                    4


          Consolidated Condensed Statements of Cash Flows -
            Three Quarters Ended May 29, 1999
            and May 31, 1998                                    5

          Notes to Consolidated Condensed Financial
            Statements                                        6-8

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   9-13

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    14

  Signatures                                                   14


               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                             May 29,         August 29,
                                              1999             1998

                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)      $  120,530,892    $134,220,673
  Merchandise inventories                    520,669,477     465,556,559
  Deferred income taxes                       43,050,920      40,695,920
  Prepayments and other current assets         7,881,041       6,156,514
    Total current assets                     692,132,330     646,629,666

Property and equipment, net                  348,578,932     291,759,866

Other assets                                   5,870,311       3,790,538

                                          $1,046,581,573    $942,180,070



                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                           $  332,179,088    $331,586,182
  Income taxes payable                        19,026,222      11,689,065
    Total current liabilities                351,205,310     343,275,247

Deferred income taxes                         23,659,116      20,754,116

Shareholders' equity (Notes 4 and 5):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 183,070,620 shares at
    May 29, 1999 and 182,562,368 shares
    at August 29, 1998                        18,307 062      18,256,237
  Capital in excess of par                    22,271,311      16,785,409
  Retained earnings                          642,488,042     554,458,329
                                             683,066,415     589,499,975
  Less common stock held in treasury,
    at cost 10,358,466 shares at
    May 29, 1999 and
    August 29, 1998 (Note 5)                  11,349,268      11,349,268

      Total shareholders' equity             671,717,147     578,150,707

                                          $1,046,581,573    $942,180,070

See notes to consolidated condensed financial statements.



              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                                                  Quarter Ended
                                              May 29,         May 31,
                                               1999            1998
Net sales                                  $678,857,739    $585,807,252

Costs and expenses:
  Cost of sales                             440,632,092     385,691,171
  Selling, general and
    administrative expenses                 172,458,261     149,972,791
                                            613,090,353     535,663,962
Income before provision
  for taxes on income                        65,767,386      50,143,290

Provision for taxes on income                24,000,000      18,800,000

Net income                                 $ 41,767,386    $ 31,343,290

Net income per common share - Basic
   (Note 5)                                     $ 0.24          $ 0.18

Average shares - Basic (Note 5)             172,651,802     172,167,573

Net income per common share - Diluted
    (Note 5)                                    $ 0.24          $ 0.18

Average shares - Diluted (Note 5)           174,041,232     173,453,740

Dividends per common share                      $ 0.05       $ 0.04-1/2



See notes to consolidated condensed financial statements.



             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)
                                             Three Quarters Ended
                                            May 29,          May 31,
                                             1999             1998

Net sales                               $2,059,090,433   $1,764,431,725

Costs and expenses
  Cost of sales                          1,362,652,594    1,178,809,392
  Selling, general and
    administrative expenses                516,328,967      451,775,511
                                         1,878,981,561    1,630,584,903
Income before provision for
   taxes on income                         180,108,872      133,846,822

Provision for taxes on income               67,060,000       50,580,000

Net income                                $113,048,872     $ 83,266,822

Net income per common share - Basic
   (Note 5)                                    $0.65            $0.48

Average shares - Basic (Note 5)           172,437 432       171,947,548

Net income per common share - Diluted
   (Note 5)                                     $0.65            $0.48

Average shares - Diluted (Note 5)          173,759,059      173,148,589

Dividends per common share                   $0.14-1/2           $0.13



See notes to consolidated condensed financial statements.




               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                 Three Quarters Ended
                                                 May 29,        May 31,
                                                  1999           1998
Cash flows from operating activities:
  Net income                                 $113,048,872    $83,266,822
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              32,083,854     25,189,032
    Deferred income taxes                         550,000     (4,813,000)
    (Gain) Loss on disposition of property
      and equipment                              (754,106)        25,634
    Changes in operating assets and liabilities:
      Inventories                             (55,112,918)    18,940,828
      Prepayments and other current assets     (1,724,527)       628,380
      Other assets                             (2,079,773)     1,944,883
      Accounts payable and accrued
        liabilities                              (293,150)    62,371,176
      Income taxes payable                      7,337,157      5,676,457
                                               93,055,409    193,230,212
Cash flows from investing activities:
    Capital expenditures                      (89,921,281)   (79,170,359)
    Proceeds from dispositions of
      property and equipment                    1,772,467      1,232,806
                                              (88,148,814)   (77,937,553)
Cash flows from financing activities:
    Exercise of employee stock options          5,536,727      4,327,082
    Payment of dividends                      (24,133,103)   (21,486,954)
                                              (18,596,376)   (17,159,872)
Net change in cash and cash equivalents       (13,689,781)    98,132,787

Cash and cash equivalents at beginning
  of period                                   134,220,673     42,468,300

Cash and cash equivalents at end of period   $120,530,892   $140,601,087

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $    -          $    12,564
    Income taxes                               56,283,664     48,364,022

See notes to consolidated condensed financial statements.


           FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 29, 1999, and the results of operations for the quarter and the three quarters ended May 29, 1999, and May 31, 1998, and the cash flows for the three quarters ended May 29, 1999, and May 31, 1998.

        The results of operations for the three quarters ended
    May 29, 1999, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents."

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 2001 and March 26, 2000, respectively. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 2001 into either a five or seven year term loan at the bank's variable prime rate.

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

       The following is a summary of transactions under the plan during the three quarters ended May 29, 1999, and May 31, 1998.


                                   Three Quarters Ended
                            May 29, 1999                     May 31, 1998
                      Number of                     Number of
                      shares         Option price   shares        Option price
                      under option   per share      under option  per share
Outstanding-beginning   3,739,335     $ 3.50-$20.75  3,142,008    $ 3.50-$10.88
   Granted                774,550     $12.75-$24.75  1,133,800    $10.88-$18.50
   Exercised             (505,679)    $ 3.50-$ 8.17   (476,596)   $ 3.50-$ 7.09
   Cancelled             (125,325)                     (90,160)
Outstanding-ending      3,882,881     $ 3.83-$24.75  3,709,052    $ 3.50-$18.50

Exercisable options       965,098     $ 3.83-$ 8.50    638,656    $ 3.50-$ 6.25



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

    The following table sets forth the computation of basic and diluted net income per common share:

                                                        Quarter Ended
                                                 May 29,             May 31,
                                                  1999                1998
Basic Net Income Per Share:

Net Income                                   $41,767,386           $31,343,290
Weighted Average Number of Shares
   Outstanding                               172,651,802           172,167,573

Net Income Per Common Share - Basic                 $.24                 $ .18

Diluted Net Income Per Share:

Net Income                                   $41,767,386           $31,343,290

Weighted Average Number of Shares
   Outstanding                               172,651,802           172,167,573

Effect of Dilutive Securities -
   Stock Options                               1,389,430             1,286,167
Average Shares - Diluted                     174,041,232           173,453,740

Net Income Per Common Share - Diluted              $ .24                 $ .18

                                                    Three Quarters Ended
                                                 May 29,             May 31,
                                                  1999                1998
Basic Net Income Per Share:

Net Income                                  $113,048,872           $83,266,822

Weighted Average Number of Shares
   Outstanding                               172,437,432           171,947,548

Net Income Per Common Share - Basic                $ .65                 $ .48

Diluted Net Income Per Share:

Net Income                                  $113,048,872           $83,266,822
Weighted Average Number of Shares
   Outstanding                               172,437,432           171,947,548

Effect of Dilutive Securities -
    Stock Options                              1,321,627             1,201,041
Average Shares - Diluted                     173,759,059           173,148,589

Net Income Per Common Share - Diluted              $ .65                 $ .48


               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       FINANCIAL CONDITION

     At May 29, 1999, the Company had working capital of $340.9 million with cash and cash equivalents of approximately $120.5 million and no outstanding borrowings. Operating activities generated cash of approximately $93.1 million during the first three quarters of fiscal 1999 versus approximately $193.2 million during the first three quarters of fiscal 1998. The timing of payments for merchandise purchases contributed approximately $62.4 million of the increase in fiscal 1998, whereas operating cash was used in fiscal 1999 to increase merchandise inventory by approximately $55.1 million primarily as a result of new stores, additional inventory in existing stores and a new distribution center.

     Capital expenditures for the three quarters ended May 29, 1999, were approximately $89.9 million, and are currently expected to be approximately $125 million for fiscal 1999. The majority of capital expenditures for fiscal 1999 is related to the Company's new store expansion, existing store expansion, relocation and renovation and to the construction and equipping of a new full-service distribution center in Duncan, Oklahoma, scheduled for substantial completion in the summer of 1999. The new store expansion and the additional distribution center will require additional investment in merchandise inventories. In fiscal 1999, the Company expects to open approximately 360 stores and close approximately 60 stores for a net addition of approximately 300 stores, compared with the opening of 315 stores and closing of 65 stores for a net addition of 250 stores in fiscal 1998. The Company also currently plans to expand or relocate approximately 100 stores and renovate approximately 350 stores in fiscal 1999, compared with the expansion or relocation of 90 stores and renovation of 170 stores in fiscal 1998. In the first three quarters of fiscal 1999, the Company opened 265 stores, closed 38 stores, expanded or relocated 67 stores and renovated 257 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

                     RESULTS OF OPERATIONS

NET SALES

     Net sales increased 15.9% in the quarter ended May 29, 1999, as compared with the quarter ended May 31, 1998, and increased 16.7% in the three quarters ended May 29, 1999, as compared with the three quarters ended May 31, 1998. The increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Total sales in the third quarter were adversely affected by the fact that there was one less day in the third quarter this year than last year as a result of the previously announced change in the Company's fiscal reporting calendar to a more commonly used "retail" calendar. This change adversely affected sales in the first quarter and had a positive impact on sales in the second quarter and will have a positive impact on sales in the fourth quarter. Sales in existing stores increased 8.2% in the quarter ended May 29, 1999, as compared with the same period ended May 31, 1998, with the sales of hardlines merchandise increasing approximately 10.4% and the sales of softlines merchandise increasing approximately 3.7%. Sales in existing stores increased 8.4% in the three quarters ended
May 29, 1999, as compared to the three quarters ended
May 31, 1998, with sales of hardlines merchandise increasing approximately 12.0% and sales of softlines merchandise increasing approximately 1.0%. Hardlines as a percentage of total sales increased to approximately 67% in the third quarter of fiscal 1999 compared to approximately 66% in the third quarter of fiscal 1998, and increased to approximately 70% in the first three quarters of fiscal 1999 compared to approximately 67% in the first three quarters of fiscal 1998. The Company has broadened its assortment of hardlines merchandise and dedicated more selling space in its stores to hardlines over the past two fiscal years. The Company has correspondingly reduced its assortment and selling space for softlines merchandise during this period. The shift in the merchandise mix to hardlines is expected to continue. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels. The sales increases were achieved despite the elimination of advertising circulars in each of the first three quarters, as customers continued to respond favorably to the Company's everyday low price strategy. The Company currently expects to eliminate an additional circular in the fourth quarter of fiscal 1999.

     The average number of stores open during the first three quarters of fiscal 1999 was 8.9% more than during the first three quarters of fiscal 1998. The Company had 3,244 stores in operation at May 29, 1999, as compared with 2,967 stores in operation at May 31, 1998, representing an increase of approximately 9.3%.


COST OF SALES

     Cost of sales increased 14.2% in the quarter ended May 29, 1999, as compared with the quarter ended May 31, 1998, and increased 15.6% in the three quarters ended May 29, 1999, as compared to the three quarters ended May 31, 1998. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 64.9% in the quarter ended May 29, 1999, compared to 65.8% in the quarter ended May 31, 1998, and was 66.2% in the three quarters ended
May 29, 1999, compared with 66.8% in the three quarters ended
May 31, 1998. The decreases in the cost of sales percentage for the quarter and the first three quarters of fiscal 1999 were due primarily to decreases in both clearance and advertising markdowns. The Company also realized increased sales of higher margin softlines merchandise during the third quarter. The cost of sales percentages also are affected by improvements in the effectiveness of merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 15.0% in the quarter ended May 29, 1999, as compared with the quarter ended May 31, 1998, and increased 14.3% in the three quarters ended May 29, 1999, as compared with the three quarters ended
May 31, 1998. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores, costs associated with added distribution capacity, and increased technology costs. Selling, general and administrative expenses, as a percentage of net sales, were 25.4% in the quarter ended May 29, 1999, as compared with 25.6% in the quarter ended May 31, 1998, and were 25.1% in the three quarters ended May 29, 1999, as compared with 25.6% in the three quarters ended May 31, 1998. The decreases in the percentages for the quarter and the first three quarters ended May 29,1999 reflects the leveraging of fixed costs such as rent, a reduction of advertising costs, and continued improved store labor performance.


PROVISION FOR TAXES ON INCOME

     The effective tax rate was 36.5% for the quarter ended
May 29, 1999, as compared to 37.5% for the quarter ended May 31, 1998, and was 37.2% for three quarters ended May 29, 1999, as compared to 37.8% for the three quarters ended May 31, 1998. The decreases in the effective tax rate for the quarter and the first three quarters ended May 29, 1999 resulted primarily from changes in effective state income tax rates.


Year 2000

     The Company continues to address a situation believed to affect virtually all companies and organizations that is commonly referred to as Year 2000 issues. Year 2000 issues relate to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond.

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

    Transportation of merchandise and utility service are two particular concerns. Approximately 39% of the Company's merchandise is imported. The Company has made and will continue to make certain minor adjustments to historic import merchandise flow and, where practical, has identified domestic alternatives to imported goods. Notwithstanding these contingency plans, any significant disruptions in the global transportation industry, including a delay in the processing of merchandise through Customs, could cause a material adverse impact on the Company's operations. Also, any widespread interruptions of utility service could have material adverse consequences. The Company continues to evaluate Year 2000 related risks and to develop contingency plans. These activities are expected to continue into the Year 2000.

     Due to the uncertainty of the effect of Year 2000 concerns and failures on the Company's customers, the Company is unable to assess the effect these concerns and failures will have on consumer spending patterns and the related impact on the Company and its vendors.


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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits filed herewith:

            10 Family Dollar Stores, Inc. 1999 Director Compensation Plan

                 11 Statements Re: Computations of Per Share Earnings

              27 Financial Data Schedule

       (b)  Reports on Form 8-K - None




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FAMILY DOLLAR STORES, INC.
                                               (Registrant)


Date:  July 9, 1999                R. JAMES KELLY
                                   R. JAMES KELLY
                                   Vice Chairman


Date:  July 9, 1999                C. MARTIN SOWERS
                                   C. MARTIN SOWERS
                                   Senior Vice President-Finance