Form 10-K
period 1999-08-28
FAMILY DOLLAR STORES INC
filed 1999-11-24
CIK 34408

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                  For the fiscal year ended August 28, 1999
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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing price of these shares on the New York Stock Exchange on November 10, 1999, was approximately $2,803,000,000.

The number of shares of the registrant's Common Stock outstanding as of November 10, 1999, was 172,884,307.

                     DOCUMENTS INCORPORATED BY REFERENCE
     Incorporated Documents
(To the extent indicated herein)          Location in Form 10-K
Annual Report to Stockholders for the     Part II (Items 5, 6, 7 and 8)
fiscal year ended August 28, 1999         Part IV (Item 14)

Proxy Statement dated November 24, 1999   Part III (Items 10, 11, 12 and 13)
for the Annual Meeting of Stockholders

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

     The Company operates a chain of self-service retail discount stores. As of November 1, 1999, there were 3,371 stores in 39 states and the District of Columbia as follows:


Texas           357     Indiana           114   New Mexico            27
North Carolina  232     Louisiana         103   Connecticut           24
Ohio            214     Illinois           95   Kansas                22
Georgia         204     West Virginia      93   Delaware              18
Florida         185     Mississippi        79   Iowa                  17
Virginia        158     Arkansas           76   Rhode Island          13
Tennessee       156     Missouri           63   New Hampshire         13
Pennsylvania    150     Oklahoma           60   Minnesota             11
Michigan        131     Massachusetts      56   Nebraska              11
Kentucky        131     Wisconsin          51   Arizona                7
New York        131     Maryland           49   Maine                  7
Alabama         124     New Jersey         29   Vermont                6
South Carolina  122     Colorado           28   South Dakota           3
                                                District of Columbia   1

     The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 2,416 stores on August 31, 1995; 2,581 stores on August 31, 1996; 2,767 stores on August 31, 1997; 3,017 stores on August 29, 1998; and 3,324 stores on August 28, 1999.

     During the fiscal year ended August 28, 1999, 59 stores were closed, 55 stores were relocated within the same shopping center or market area, 52 stores were expanded in size and 350 stores were renovated. All of the stores are occupied under leases, except 135 stores owned by the Company. (See "Properties" herein.) The Company has announced plans to open approximately 400 to 425 stores and close approximately 50 stores during the current fiscal year. Such plans are continually reviewed and subject to change. From August 29, 1999, through November 1, 1999, the

Company opened 53 new stores, closed 6 stores, relocated 5 stores, expanded 12 stores and renovated 39 stores. All stores opening in the fiscal year ending August 26,2000, will have the interior store layout that has been utilized in all new stores opened since September 1, 1995. This layout features increased emphasis on seasonal and promotional goods, improved presentation of merchandise, lower fixtures and wider aisles for an attractive, customer-friendly shopping environment.

     As of November 1, 1999, the Company had in the aggregate approximately 27,100,000 square feet of total store space (including receiving rooms and other non-selling areas). The typical store has approximately 6,000 to 8,000 square feet of total area. The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available. As of November 1, 1999, there were approximately 1,700 stores located in communities with populations of less than 15,000; approximately 680 stores in communities with populations of 15,000 to 50,000; and approximately 991 stores in communities with populations of over 50,000. All stores are similar in appearance and display highly visible red and white "Family Dollar Stores" or "Family Dollar" signs.

     The Company's stores are operated on a self-service, cash-and-carry basis, and low overhead permits the sale of merchandise at a relatively moderate markup. During the fiscal year ended August 31, 1994, in the face of increasing competition, the Company began to change its merchandising strategy from promotional pricing to everyday low prices. Prices were reduced on many items and everyday low pricing was implemented in all stores in the fiscal year ended August 31, 1995. No single store accounted for more than one-eighth of one percent of sales during the fiscal year ended August 28, 1999. Most of the stores are open six evenings a week, and many are open on Sunday afternoons.

     The stores offer a variety of merchandise including men's, women's, boys', girls' and infants' clothing, shoes, domestics, household products, health and beauty aids, toys, school supplies, candy, snack and other food, electronics, housewares, giftware, paint, automotive supplies and seasonal goods. During the fiscal year ended August 28, 1999, soft goods, including wearing apparel, shoes, linens, blankets, bedspreads and curtains, accounted for approximately 31 percent of the Company's sales. During the fiscal year ended August 28, 1999, nationally advertised brand merchandise accounted for approximately 27 percent of sales, Family Dollar label merchandise accounted for approximately 5 percent of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. Irregular merchandise accounted for less than 1 percent of sales during such period. The Company does not accept credit cards or extend credit.

     The Company has a policy of uniform pricing of most items in its stores. A limited amount of merchandise in stores in the most competitive markets carries lower prices and in stores in the least competitive markets with higher operating costs carries higher prices. Most items of merchandise are priced under $10.00. The Company advertises through circulars which are inserted in newspapers or mailed directly to consumers' residences, and also advertises to a limited degree in newspapers. As part of the Company's plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended August 31, 1995, the number of advertising circulars distributed to consumers' homes or inserted in newspapers was cut from 22 to 15. In the fiscal year ended August 31, 1996, the number of advertising circulars distributed was reduced from 15 to 14. In the fiscal years ended
August 31, 1997, August 29, 1998, and August 28, 1999, 14, 9 and 5
advertising circulars, respectively, were distributed. Advertising circulars that are passed out in the stores also continue to be utilized. An increasing number of items in the circulars are being advertised at the regular everyday low price. In the fiscal year ending August 26, 2000, the current plan is to distribute 4 or 5 circulars.

     The Company purchases its merchandise from approximately 1,825 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise. Approximately 55 percent of the merchandise is manufactured in the United States and substantially all such merchandise is purchased directly from the manufacturer. Purchases of imported merchandise are made directly from the manufacturer or from importers. No single supplier accounted for more than 1.5 percent of the merchandise sold by the Company in the fiscal year ended August 28, 1999. Each of the Company's 20 buyers specializes in the purchase of specific categories of goods.

     During the fiscal year ended August 28, 1999, approximately
2 percent of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer. Most of the balance of the merchandise was received at the Company's Distribution Centers in Matthews, North Carolina, West Memphis, Arkansas, Warren County, Virginia, and Duncan, Oklahoma. Merchandise is delivered to the stores from the Company's Distribution Centers by Company-owned trucks and by common and contract carriers. During the last fiscal year, approximately 78 percent of the merchandise delivered was by common or contract carriers. As of August 28, 1999, the average distance between the Distribution Center in Matthews and the approximately 980 stores served by that facility was approximately 294 miles; the average distance between the Distribution Center in West Memphis and the approximately 1,024 stores served by that facility was approximately 390 miles; the average distance between the Distribution Center in Warren County and the approximately 922 stores served by that facility was approximately 341 miles; and the average distance between the Distribution Center in Duncan and the approximately 398 stores served by that facility was approximately 353 miles.

     During all or a portion of the fiscal year ended August 28, 1999, the Company also operated satellite distribution buildings in Memphis, Tennessee, and Salisbury, North Carolina. High volume, bulk items of merchandise are shipped by vendors directly to these facilities and then delivered to the stores by contract carriers.

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

     The Company maintains a substantial variety and depth of basic and seasonal merchandise inventory in stock in its stores (and in distribution centers for weekly store replenishment) to attract customers and meet their shopping needs. Vendors' trade payment terms are negotiated to help finance the cost of carrying this inventory. The Company must balance the value of maintaining high inventory levels to meet customers' demands with the potential cost of having inventories at levels that exceed such demands and that may be marked down in price in order to sell.

     The Company has registered with the U. S. Patent and Trademark Office the name "Family Dollar Stores" as a service mark.

     On August 28, 1999, the Company had approximately 14,900 full-time employees and approximately 13,400 part-time employees. Approximately 850 additional employees were hired on a temporary basis for the 1998 Christmas season. None of the Company's employees are covered by collective bargain-ing agreements. The Company considers its employee relations to be good.


ITEM 2.	PROPERTIES

     As of November 1, 1999, the Company operated 3,371 stores in 39 states and the District of Columbia. See "Business" herein. With the exception of 135 stores owned by the Company, all of the Company's stores were occupied under lease. Most of the leases are for fixed rentals. A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.

     Of the Company's 3,236 leased stores at November 1, 1999, all but 185 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods. The following table sets forth certain data, as of November 1, 1999, concerning the expiration dates of all leases with renewal options:

                     Approximate Number of         Approximate Number of
                       Leases Expiring               Leases Expiring
                     Assuming No Exercise          Assuming Full Exercise
  Fiscal Years         of Renewal Options            of Renewal Options

  2000                         418                             0

  2001-2003                  1,776                            11

  2004-2006                    685                           121

  2007-2009                    169                           274

  2010 and thereafter            3                         2,645


     Of the 135 Company-owned stores, 18 are located in Texas, 16 in North Carolina, 13 in Georgia, 12 in Indiana, 11 in Virginia, 9 in Illinois, 7 in Tennessee, 6 in Ohio, 5 each in Arkansas and Michigan, 4 each in Alabama, South Carolina, West Virginia, Florida, Kentucky and Louisiana, 2 each in Iowa, Mississippi and Oklahoma, and one each in New Jersey, Missouri and Kansas. In these owned stores, there are approximately 1,065,000 total square feet of space.

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

     The Company leases a fourth full-service distribution center located on a 85-acre tract of land in Duncan, Oklahoma, in a building containing approximately 907,000 square feet. Under the lease, the Company has the option to purchase the land and the distribution facility. Construction of the facility began in November 1998 and it became operational in July 1999. The estimated cost for the land, building, equipment and related services was $50 million. The aggregate of the lease payments and the purchase price is approximately $50 million, substantially all of which has been paid. The Company expects to exercise the purchase option during the current fiscal year.

     Construction began in August 1999 on a fifth full-service distribution center on a 93.5 acre tract of land owned by the Company in Rowan County, Kentucky. This facility will be owned by the Company and will contain approximately 907,000 square feet. The plan is to begin shipping merchandise from this facility to stores in the summer of 2000. The estimated cost for the land, building, equipment and related services is $53 million. This project is expected to be financed with cash flow from current operations and, if necessary, short-term borrowing under the Company's bank lines of credit.

     During all or a portion of the fiscal year ended August 28, 1999, the Company leased buildings in Memphis, Tennessee (approximately 270,000 square feet) and Salisbury, North Carolina (approximately 300,000 square feet) to serve as satellite distribution facilities. The Company also leased another building in Charlotte (approximately 78,000 square feet) for storage. During all or a portion of the current fiscal year, the Company is leasing the 270,000 square foot space in Memphis and the 300,000 square foot space in Salisbury. The 78,000 square foot space in Charlotte also currently is being leased for storage.

     In November 1999, the Company purchased a 43.5 acre tract of land and the improvements thereon in Matthews, North Carolina, adjacent to the Company's existing Executive Offices and Distribution Center. The improvements include a building with approximately 95,000 square feet of office space and approximately 190,000 square feet of distribution space. The majority of the office space and the entire distribution space are leased back to the seller for approximately one year from the date of purchase.

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

        There were no matters submitted during the fourth quarter of the fiscal year ended August 28, 1999, to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT
          The following information is furnished with respect to each of the executive officers of the Company as of November 1, 1999:


     Name                          Position and Office            Age

Leon Levine (1)                Chairman of the Board              62

Howard R. Levine (2)           President and                      40
                                Chief Executive Officer

R. James Kelly (3)             Vice Chairman                      52

George R. Mahoney, Jr. (4)     Executive Vice President-          57
                                General Counsel and Secretary

R. David Alexander, Jr. (5)    Executive Vice President-          42
                                Supply Chain and
                                Real Estate

Charles S. Gibson, Jr. (6)     Senior Vice President-             38
                                Distribution and Logistics

Samuel N. McPherson (7)        Senior Vice President-             54
                                Human Resources

Albert S. Rorie (8)            Senior Vice President-             49
                                Information Technology

John J. Scanlon (9)            Senior Vice President-             50
                                Merchandising and Advertising

C. Martin Sowers (10)          Senior Vice President-             41
                                Finance

Phillip W. Thompson (11)       Senior Vice President-             50
                                Store Operations

Gilbert A. LaFare (12)         Vice President-                    53
                                Real Estate


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

 (5)	Mr. R. David Alexander, Jr. was employed by the
	Company as Senior Vice President-Distribution and Transportation in August 1995, and was promoted to Senior Vice President-Distribution and Logistics in September 1997, and to Executive Vice President-Supply Chain and Real Estate in October 1999. Prior to his employment by the Company, he was employed by Northern Automotive Co., Inc., a chain of discount automotive supply stores, from June 1993 to August 1995, where he was Senior Vice President-Distribution and Transportation.

 (6)	Mr. Charles S. Gibson, Jr. was employed by the Company
        as Vice President-Logistics in September 1997, and was promoted to Senior Vice President-Distribution and Logistics in October 1999. Prior to his employment by the Company, he was employed by Campo Electronics, Appliances and Computers, Inc. ("Campo"), a regional chain of electronics stores, from November 1994 to August 1997, where his last position was Chief Operating Officer and his previous position was Vice President-Logistics and Operations. Campo filed a petition under Chapter 11 of the Federal bankruptcy laws in June 1997. Prior to his employment by Campo, he was employed by Big B, Inc., a drug store chain, from August 1991 to November 1994 where he was Vice President-Logistics.

(7) Mr. Samuel N. McPherson was employed by the Company as Senior Vice President-Human Resources in August 1999. Prior to his employment by the Company, he was employed by Raley's, a supermarket and pharmacy retailer, from 1990 to August 1999, when his last position was Executive Vice President and Chief Human Resources Officer.

(8) Mr. Albert S. Rorie was employed by the Company in various capacities in the Data Processing area from March 1973 through January 1981, including employment as Director of Data Processing. Mr. Rorie was self-employed as a data processing consultant from January 1981 through May 1982, when he rejoined the Company and was elected Vice President-Data Processing. He was elected Senior Vice President-Data Processing in January 1988 and Senior Vice President-Information Technology in September 1997.

(9) Mr. John J. Scanlon was employed by the Company as Divisional Vice President in March 1992. Mr. Scanlon was elected Vice President-General Merchandise Manager:
        Hardlines in April 1996, and was elected Senior Vice President-Merchandising and Advertising in June 1998.

(10)	Mr. C. Martin Sowers was employed by the Company as an
        Accountant in October 1984 and was promoted to Assistant Controller in January 1985. He was elected Controller in January 1986, Vice President-Controller in July 1989 and Senior Vice President-Finance in December 1991.

(11)	Mr. Phillip W. Thompson was employed by the Company in
        January 1984 in the Store Operations Department. He was elected Vice President-Store Operations in January 1985, and Senior Vice President-Store Operations in January 1992.

(12)	Mr. Gilbert A. LaFare was employed by the Company in August
        1992 as Vice President-Real Estate.

     All executive officers of the Company are elected by and serve at the pleasure of the Board of Directors.

                              PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS
          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 28, 1999, on page 16 under the captions "Market Price and Dividend Information" and "Market Prices and Dividends" and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 28, 1999, on pages 14 and 15 under the caption "Summary of Selected Financial Data" and is incorporated herein by reference. The Company did not have any long-term debt at the end of each of its last five fiscal years.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 28, 1999, on pages 14 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK
          The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company maintains unsecured bank lines of credit at variable interest rates to meet the short-term needs of its expansion program and seasonal inventory increases. These bank lines were not utilized in fiscal 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 28, 1999, on pages 17 through 24 and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES
          None.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by this item as to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's proxy statement dated November 24, 1999, on pages 4 through 7 under the caption "Election of Directors" and on page 15 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information required by this item as to executive officers is included in
Item 4A in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION
          The information required by this item is included in the Company's proxy statement dated November 24, 1999, on pages 7 through 14 under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The information required by this item is included in the Company's proxy statement dated November 24, 1999, on pages 3 and 4 under the caption "Ownership of the Company's Securities" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by this item is included in the Company's proxy statement dated November 24, 1999, on page 14 under the caption "Related Transactions" and is incorporated herein by reference.


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a)  Documents filed as part of this report:

          1 and 2.  Financial Statements and Financial Statement Schedules:

          The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries which are incorporated by reference to the Annual Report to Stockholders for the fiscal year ended August 28, 1999, are set forth in the index on page 18 of this report.

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

         (b) By-Laws, as amended on August 19, 1998 (filed as Exhibit 3(b) to the Company's Form 10-K (File No. 1-6807) for the year ended August 29, 1998).

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

    10   (viii) Credit Agreement, dated as of March 31, 1996, between the
                Company and NationsBank, N.A.,(filed as Exhibit 10 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1996).

    10     (ix) Amendment No. 1, dated as of March 26, 1997, to the Credit
                Agreement, dated as of March 31, 1996, between the Company and NationsBank, N.A. (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended November 30,
                1997).

    10      (x) Amendment No. 2, dated as of December 31, 1997, to the Credit
                Agreement, dated as of March 31, 1996, between the Company and NationsBank, N.A. (filed as Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended November 30,
                1997).

    10     (xi) Amendment, dated as of November 19, 1998, to the Credit
                Agreement, dated as of March 31, 1996, between the Company, Family Dollar, Inc. and NationsBank, N.A. (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 29, 1998).

    10    (xii) Letter Agreement dated March 25, 1999, among NationsBank, N.A., the Company and Family Dollar, Inc., amending Credit Agreement, dated as of March 31, 1996, as amended, among NationsBank, N.A., the Company and Family Dollar, Inc. (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 27, 1999).

*   10   (xiii) Employment Agreement dated December 17, 1996, between the
                Company and R. James Kelly (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1997).

*   10    (xiv) Employment Agreement dated April 29, 1997, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31,
                1997).

*   10     (xv) Amendment dated August 28, 1997, to the Employment
                Agreement dated April 29, 1997, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1997).

   Exhibits filed herewith:

*   10      (i) Amendment dated August 29, 1999, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine.

*   10     (ii) Amendment dated June 21, 1999, to the Employment Agreement dated December 17, 1996, between the Company and
		R. James Kelly.

    11          Statement Re:  Computations of Per Share Earnings.

    13          Annual Report to Stockholders for the fiscal year ended
                August 28, 1999 (only those portions specifically incorporated by reference herein shall be deemed filed).

    21          Subsidiaries of the Company.

    27          Financial Data Schedule

   *  Exhibit represents a management contract or compensatory plan.

 (b) No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES


                                 Index

The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries together with the report of PricewaterhouseCoopers LLP incorporated in this report appear on the following pages of the Annual Report to Stockholders for the fiscal year ended August 28, 1999.

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

                                FAMILY DOLLAR STORES, INC.
                                (Registrant)

Date  November 19, 1999    	By   HOWARD R. LEVINE
                                     HOWARD R. LEVINE
                                     President (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                           Date


LEON LEVINE                   Chairman of the Board and       November 19, 1999
LEON LEVINE                   Director


HOWARD R. LEVINE              President and Director          November 19, 1999
HOWARD R. LEVINE              (Chief Executive Officer)


R. JAMES KELLY                Vice Chairman-Chief             November 19, 1999
R. JAMES KELLY                Financial and Administrative
                              Officer and Director
                              (Principal Financial Officer)


GEORGE R. MAHONEY, JR.        Executive Vice President        November 19, 1999
GEORGE R. MAHONEY, JR.        and Director


C. MARTIN SOWERS              Senior Vice President-          November 19, 1999
C. MARTIN SOWERS              Finance (Principal
                              Accounting Officer)


MARK R. BERNSTEIN             Director                        November 19, 1999
MARK R. BERNSTEIN


SHARON ALLRED DECKER          Director                        November 19, 1999
SHARON ALLRED DECKER


JAMES H. HANCE, JR.           Director                        November 19, 1999
JAMES H. HANCE, JR.


JAMES G. MARTIN               Director                        November 19, 1999
JAMES G. MARTIN