Form 10-Q
period 1999-11-27
FAMILY DOLLAR STORES INC
filed 2000-01-07
CIK 34408

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 27, 1999

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

              Class                    Outstanding at December 31, 1999
   Common Stock, $.10 par value                  172,831,757 shares

          FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                              INDEX

                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            November 27, 1999 and August 28, 1999               2

          Consolidated Condensed Statements of Income -
            Quarters Ended November 27, 1999 and
            November 28, 1998                                   3

          Consolidated Condensed Statements of Cash Flows -
            Quarters Ended November 27, 1999 and
            November 28, 1998                                   4

          Notes to Consolidated Condensed Financial
            Statements                                        5-7

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-11

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    12

  Signatures                                                   12



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                          November 27,        August 28,
                                             1999                1999
        Assets
Current assets:
  Cash and cash equivalents (Note 2)   $   69,948,542    $   95,301,411
  Merchandise inventories                 594,665,137       568,780,481
  Deferred income taxes                    47,666,920        47,066,920
  Prepayments and other current assets     13,412,055         8,806,072
    Total current assets                  725,692,654       719,954,884

Property and equipment, net               396,920,474       371,141,298

Other assets                                4,039,277         4,155,454

                                       $1,126,652,405    $1,095,251,636



                   Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                        $  354,074,156    $  369,088,891
  Income taxes payable                     26,353,319         9,457,571
    Total current liabilities             380,427,475       378,546,462

Deferred income taxes                      27,029,116        26,054,116

Shareholders' equity (Notes 4 and 5):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 183,242,773 shares at
    November 27, 1999 and 183,109,328
    shares at August 28, 1999              18,324,277        18,310,933
  Capital in excess of par                 24,338,684        22,808,499
  Retained earnings                       688,822,866       660,880,894
                                          731,485,827       702,000,326
  Less common stock held in treasury,
    at cost (10,412,466 shares at
    November 27, 1999 and 10,358,466
    shares at August 28, 1999 -
    Note 5)                                12,290,013        11,349,268
      Total shareholders' equity          719,195,814       690,651,058

                                       $1,126,652,405    $1,095,251,636

See notes to consolidated condensed financial statements.



                FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)
                                                  Quarters Ended
                                            November 27,      November 28,
                                                1999              1998

Net sales                                  $ 713,520,628      $628,015,954

Costs and expenses:
  Cost of sales                              466,179,823       412,299,231
  Selling, general and
    administrative expenses                  189,757,284       168,247,792
                                             655,937,107       580,547,023

Income before provision
  for taxes on income                         57,583,521        47,468,931
Provision for taxes on income                 21,000,000        17,860,000

Net income                                 $  36,583,521      $ 29,608,931


Net income per common share-Basic
    (Note 5)                                       $0.21             $0.17

Average shares-Basic (Note 5)                172,804,326       172,231,640

Net income per common share - Diluted
    (Note 5)                                       $0.21             $0.17

Average shares-Diluted (Note 5)              173,994,669       173,469,216

Dividends per common share                          $.05          $.04-1/2

See notes to consolidated condensed financial statements.


             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                     Quarters Ended
                                               November 27,  November 28,
                                                   1999           1998

Cash flows from operating activities:
  Net income                                  $36,583,521    $29,608,931
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization              12,800,556     10,292,411
    Deferred income taxes                         375,000        (40,000)
    Loss (Gain) on disposition of property
      and equipment                                 4,354       (929,607)
    Changes in operating assets and liabilities:
      Inventories                             (25,884,656)  (127,700,833)
      Prepayments and other current assets     (4,605,983)    (5,742,414)
      Other assets                                116,177        794,783
      Accounts payable and accrued
        liabilities                           (15,018,741)    40,329,678
      Income taxes payable                     16,895,748     16,811,378
                                               21,265,976    (36,575,673)
Cash flows from investing activities:
    Capital expenditures                      (38,603,880)   (23,052,498)
    Proceeds from dispositions of
      property and equipment                       19,794      1,313,357
                                              (38,584,086)   (21,739,141)
Cash flows from financing activities:
    Purchases of common stock for treasury       (940,745)          -
    Exercise of employee stock options          1,543,529        611,688
    Payment of dividends                       (8,637,543)    (7,749,540)
                                               (8,034,759)    (7,137,852)

Net change in cash and cash equivalents       (25,352,869)   (65,452,666)

Cash and cash equivalents at beginning
  of period                                    95,301,411    134,220,673

Cash and cash equivalents at end of period    $69,948,542   $ 68,768,007

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $    -       $       -
    Income taxes                                2,930,602        813,419

See notes to consolidated condensed financial statements.


          FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 27, 1999, and the results of operations and the cash flows for the quarters ended November 27, 1999, and November 28, 1998.

     The results of operations for the quarter ended
     November 27, 1999, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents." The carrying amount of the Company's cash equivalents approximates fair value due to the short maturities of these investments.

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 2001 and March 26, 2000, respectively, and the Company expects that the line expiring on March 26, 2000, will be extended. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 2001, into either a five or seven year term loan, at the bank's variable prime rate.

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


    The following is a summary of transactions under the plan during the quarters ended November 27, 1999, and November 28, 1998.


                                                   Quarters Ended
                                November 27, 1999              November 28, 1998

                       Number of                        Number of
                       shares         Option price      shares         Option price
                       under option   per share         under option   per share
Outstanding-beginning   3,910,750     $ 3.83-$24.75     3,739,335     $ 3.50-$20.75
   Granted                742,850     $17.50-$21.75       557,550     $12.75-$15.00
   Exercised             (133,445)    $ 3.83-$11.38       (62,622)    $ 4.33-$ 6.25
   Cancelled              (11,700)                         (7,135)
Outstanding-ending      4,508,455     $ 3.83-$24.75     4,227,128     $ 3.50-$20.75


     At November 27, 1999, options to purchase 1,341,256 shares were exercisable at prices ranging from $3.83 to $11.38 per share, and at November 28, 1998, options to purchase 904,589 shares were exercisable at prices ranging from $3.50 to $ 6.25 per share.

5. Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.

     On November 5, 1999, the Company announced that the Board of Directors has authorized the purchase of up to 5,000,000 shares of its outstanding Common Stock from time to time as market conditions warrant. As of December 31, 1999, the company had purchased in the open market, 1,576,000 shares at a cost of $24,284,227, substantially all of which was purchased in December 1999.

The following table sets forth the computation of basic and diluted net income per common share:

<CAPTION

                                                     Quarter Ended
                                              November 27,     November 28,
                                                  1999             1998

Basic Net Income Per Share:

Net Income                                    $ 36,583,521     $ 29,608,931
Weighted Average Number of Shares
   Outstanding                                 172,804,326      172,231,640

Net Income Per Common Share - Basic                   $.21             $.17

Diluted Net Income Per Share:

Net Income                                    $ 36,583,521     $ 26,608,931

Weighted Average Number of Shares
   Outstanding                                 172,804,326      172,231,640

Effect of Dilutive Securities -
   Stock Options                                 1,190,343        1,237,576
Average Shares - Diluted                       173,994,669      173,469,216

Net Income Per Common Share - Diluted                 $.21             $.17


                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FINANCIAL CONDITION

     At November 27, 1999, the Company had working capital of $345.3 million with cash and cash equivalents of approximately $69.9 million and no outstanding borrowings. Changes in working capital and cash and cash equivalents during the first quarter of fiscal 2000 and 1999 were primarily the result of earnings, seasonal increases in merchandise inventories, and capital expenditures. These increases in merchandise inventories contributed to reductions in cash and cash equivalents on hand, and, in fiscal 1999, to an increase in trade accounts payable.

     Capital expenditures for the quarter ended November 27, 1999, were approximately $38.6 million, and are currently expected to be approximately $160 million for fiscal 2000. The majority of planned capital expenditures for fiscal 2000 is related to the Company's new store expansion, existing store expansion, relocation and renovation and to the construction and equipping of a new full-service distribution center in Rowan County, Kentucky currently scheduled for completion in the summer of 2000. The new store expansion and the additional distribution center will require additional investment in merchandise inventories. In fiscal 2000, the Company currently expects to open approximately 400 stores and close approximately 50 stores for a net addition of approximately 350 stores, compared with the opening of 366 stores and closing of 59 stores for a net addition of 307 stores in fiscal 1999. The Company also currently plans to expand or relocate approximately 150 stores and renovate approximately 300 stores in fiscal 2000, compared with the expansion or relocation of 107 stores and renovation of 350 stores in fiscal 1999. In the first quarter of fiscal 2000, the Company opened 78 stores, closed 7 stores, expanded or relocated 24 stores and renovated 50 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

     On November 5, 1999, the Company announced that the Board of Directors has authorized the purchase of up to 5,000,000 shares of its outstanding Common Stock from time to time as market conditions warrant. As of December 31, 1999, the Company had purchased in the open market, 1,576,000 shares at a cost of $24,284,227, substantially all of which was purchased in December 1999.

                           RESULTS OF OPERATIONS
NET SALES

     Net sales increased 13.6% in the quarter ended November 27, 1999, as compared with 15.7% in the quarter ended November 28, 1998. The increase was attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 4.8% in the quarter ended November 27, 1999, as compared with the similar period in the prior fiscal year, with sales of hardlines merchandise increasing approximately 6.1% and sales of softlines merchandise increasing approximately 1.8%. Hardlines as a percent of total sales increased to approximately 71.4% in the first quarter of fiscal 2000, compared to 70.6% in the first quarter of 1999. The Company continues to broaden its assortment of hardlines merchandise and dedicate more selling space in its stores to hardlines. The Company expects the shift in the merchandise mix to hardlines to continue for the remainder of fiscal 2000. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy and snack food, electronics, housewares, giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels.

     The average number of stores open during the first quarter of fiscal 2000 was 10.0% more than during the first quarter of fiscal 1999. The Company had 3,395 stores in operation at November 27, 1999, as compared with 3,097 stores in operation at November 28, 1998, representing an increase of approximately 9.6%.


COST OF SALES

     Cost of sales increased 13.1% in the quarter ended November 27, 1999, as compared with the quarter ended November 28, 1998. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.3% in the quarter ended
November 27, 1999, as compared to 65.7% in the quarter ended November 28, 1998. The decrease in the cost of sales percentage for the quarter was due in part to greater sales of higher margin seasonal merchandise. The Company also recorded fewer clearance markdowns on spring/summer apparel during the quarter. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 12.8% in the quarter ended November 27, 1999, as compared with the quarter ended
November 28, 1998. The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 26.6% in the quarter ended November 27, 1999, as compared with 26.8% in the quarter ended November 28, 1998. Distribution center expenses as a percentage of net sales decreased during the quarter as relatively less merchandise was handled due to the earlier receipt of seasonal merchandise, and continued productivity improvements. Occupancy costs increased as a percentage of net sales as a result of new store growth and higher store rents.


PROVISION FOR TAXES ON INCOME

     The effective tax rate was 36.5% for the quarter ended November 27, 1999, as compared to 37.6% for the quarter ended November 28, 1998. The decrease in the effective tax rate for the quarter ended November 27, 1999, resulted primarily from changes in effective state income tax rates.


YEAR 2000

     The Company continues to monitor a situation believed to affect virtually all companies and organizations that is commonly referred to as Year 2000 issues. Year 2000 issues relate to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the Year 2000 and beyond.

     The Company has completed the assessment phase of its Year 2000 compliance program, during which the Company evaluated its exposure to Year 2000 risks in its information technology (IT) systems, as well as potential risks in other non-IT systems with embedded technology and risks from the non-compliance of third parties with which the Company has significant dealings. The Company has also completed planned remediation and testing of its software applications and critical non-IT systems with embedded technology for Year 2000 compliance. In addition, the Company implemented new financial and human resource software as part of its strategic IT plan. The implementation of this software was completed in January 1999, and was not accelerated due to Year 2000 issues. The Company has spent approximately $1 million for Year 2000 assessment and remediation and no further substantial expenditures are currently planned. The Company's Year 2000 compliance program has not resulted in the deferral of other significant planned IT projects.

     The Company presently believes that with the remediation of existing software and implementation of new software, the Year 2000 issue will not pose significant internal operational problems, and as of January 7, 2000, no significant problems had been encountered. However, there can be no assurances that this will continue to be the case, and there are also continuing risks to the Company's operations from Year 2000 failures by third parties, such as merchandise vendors, utility companies or government agencies.

     The Company initiated a formal communication program with significant vendors to evaluate their Year 2000 compliance, and has assessed their responses to the Company's Year 2000 readiness questionnaire. The majority of merchandise vendors have responded to the effect that their ability to supply the Company will not be affected by Year 2000 issues. If a significant vendor becomes unable to deliver merchandise or services, the Company believes that substitute merchandise for many of the goods the Company sells and substitutes for many of the services it receives can be obtained from other vendors. No single merchandise supplier accounts for more than 1.5% of the Company's merchandise purchases, and the Company does not currently foresee any significant impairment in its ability to procure merchandise due to operational failures of vendors. However, the Company cannot assure timely compliance of vendors and may be adversely affected by failures of significant vendors to supply merchandise or services due to Year 2000 compliance failures. Approximately 45% of the Company's merchandise is imported. The Company has made and will continue to make certain minor adjustments to historic import merchandise flow and, where practical, has identified domestic alternatives to imported goods. Notwithstanding these contingency plans, any significant disruptions in the global transportation industry, including a delay in the processing of merchandise through Customs, could cause a material adverse impact on the Company's operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, remodelings, refurbishing, expansions and relocations, additional distribution facilities, and other aspects of the Company' business and operations. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to competitive factors and pricing pressures, general economic conditions, changes in consumer demand, inflation, merchandise supply constraints, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, the impact of the Year 2000, changes in information systems, costs and delays associated with building, opening and operating new distribution facilities, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.

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


                                     FAMILY DOLLAR STORES, INC.
                                             (Registrant)


Date: January 7, 2000                /s/ R. JAMES KELLY
                                     R. JAMES KELLY
                                     Vice Chairman


Date: January 7, 2000                /s/ C. MARTIN SOWERS
                                     C. MARTIN SOWERS
                                     Senior Vice President-Finance