Form 10-Q/A
period 1999-11-27
FAMILY DOLLAR STORES INC
filed 2000-02-08
CIK 34408

Form 10-Q/A

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

              Class                    Outstanding at December 31, 1999
   Common Stock, $.10 par value                  171,309,757 shares

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

	This Amendment to the Form 10-Q of Family Dollar Stores, Inc. for the quarterly period ended November 27, 1999, is being filed for the purpose of correcting the number of shares outstanding at December 31, 1999, as stated on the cover page, from 172,831,757 to 171,309,757.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FAMILY DOLLAR STORES, INC.
                                              (Registrant)


Date:  February 4, 2000               /s/ R. JAMES KELLY
                                      R. JAMES KELLY
                                      Vice Chairman


Date:  February 4, 2000               /s/ C. MARTIN SOWERS
                                      C. MARTIN SOWERS
                                      Senior Vice President-Finance