Form 10-Q
period 2000-02-26
FAMILY DOLLAR STORES INC
filed 2000-04-05
CIK 34408

Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended February 26, 2000

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


              Class                    Outstanding at March 31, 2000
   Common Stock, $.10 par value               171,096,317 shares

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                                 INDEX


                                                             Page No.

Part I - Financial Information

     Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            February 26, 2000 and August 28, 1999                2

          Consolidated Condensed Statements of Income -
            Quarter Ended February 26, 2000 and
            February 27, 1999                                    3

          Consolidated Condensed Statements of Income -
            First Half Ended February 26, 2000 and
            February 27, 1999                                    4

          Consolidated Condensed Statements of Cash Flows -
            First Half Ended February 26, 2000 and
            February 27, 1999                                    5

          Notes to Consolidated Condensed Financial
            Statements                                         6-8

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    9-12

Part II - Other Information and Signatures

     Item 4 - Submission of Matters to a Vote of                13
              Security Holders

     Item 6 - Exhibits and Reports on Form 8-K                  13

     Signatures                                                 14


               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)
                                           February 26,      August 28,
                                              2000              1999
Assets
Current assets:
  Cash and cash equivalents (Note 2)     $  122,031,697    $  95,301,411
  Merchandise inventories                   521,498,559      568,780,481
  Deferred income taxes                      47,212,998       47,066,920
  Prepayments and other current assets        8,103,338        8,806,072
    Total current assets                    698,846,592      719,954,884

Property and equipment, net                 423,290,161      371,141,298

Other assets                                  5,281,918        4,155,454

                                         $1,127,418,671   $1,095,251,636



                     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                          $  341,544 739   $  369,088,891
  Income taxes payable                       19,073,935        9,457,571
    Total current liabilities               360,618,674      378,546,462

Deferred income taxes                        28,488,747       26,054,116

Shareholders' equity (Notes 4 and 5):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 183,511,678 shares at
    February 26, 2000 and 183,109,328
    shares at August 28, 1999                18,351,168       18,310,933
  Capital in excess of par                   26,828,465       22,808,499
  Retained earnings                         734,413,486      660,880,894
                                            779,593,119      702,000,326
  Less common stock held in treasury,
    at cost (12,274,386 shares at
    February 26, 2000 and 10,358,466 shares
    at August 28, 1999(Note 5))              41,281,869       11,349,268

      Total shareholders' equity            738,311,250      690,651,058

                                         $1,127,418,671   $1,095,251,636

See notes to consolidated condensed financial statements.



                FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                  Quarter Ended
                                           February 26,    February 27,
                                              2000           1999

Net sales                                 $858,500,258    $752,216,740

Costs and expenses:
  Cost of sales                            574,365,339     509,721,271
  Selling, general and
    administrative expenses                197,554,307     175,622,914
                                           771,919,646     685,344,185
Income before provision
  for taxes on income                       86,580,612      66,872,555

Provision for taxes on income               31,600,000      25,200,000

Net income                                $ 54,980,612    $ 41,672,555

Net income per common share - Basic
   (Note 5)                                      $0.32          $ 0.24

Average shares - Basic (Note 5)            171,682,611     172,428,853

Net income per common share - Diluted
    (Note 5)                                     $0.32          $ 0.24

Average shares - Diluted (Note 5)          172,552,907     173,767,340

Dividends per common share                   $ .05-1/2           $ .05

See notes to consolidated condensed financial statements.




             FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)

                                             First Half Ended
                                         February 26,    February 27,
                                             2000           1999

Net sales                               $1,572,020,886  $1,380,232,694

Costs and expenses:
  Cost of sales                          1,040,545,162     922,020,502
  Selling, general and
    administrative expenses                387,311,591     343,870,706
                                         1,427,856,753   1,265,891,208

Income before provision for
taxes on income                            144,164,133     114,341,486

Provision for taxes on income               52,600,000      43,060,000

Net income                                $ 91,564,133    $ 71,281,486

Net income per common share - Basic
    (Note 5)                                     $0.53          $ 0.41

Average shares - Basic (Note 5)            172,243,469     172,330,246


Net income per common share - Diluted
    (Note 5)                                     $0.53           $0.41

Average shares - Diluted (Note 5)          173,266,669     173,616,672


Dividends per common share                   $ .10-1/2       $ .09-1/2

See notes to consolidated condensed financial statements.



                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                   First Half Ended
                                             February 26,   February 27,
                                                 2000           1999
Cash flows from operating activities:
  Net income                                 $ 91,564,133   $71,281,486
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization              26,190,882    21,077,554
    Deferred income taxes                       2,288,553       365,000
    (Gain) Loss on disposition of property
      and equipment                                 9,012      (770,683)
    Changes in operating assets and liabilities:
      Inventories                              47,281,922   (66,618,762)
      Prepayments and other current assets        702,734       (50,862)
      Other assets                             (1,126,464)    1,544,608
      Accounts payable and accrued
        liabilities                           (28,315,357)    1,541,208
      Income taxes payable                      9,616,364     6,450,154
                                              148,211,779    34,819,703
Cash flows from investing activities:
    Capital expenditures                      (78,791,824)  (56,874,137)
    Proceeds from dispositions of
      property and equipment                      443,067     1,398,514
                                              (78,348,757)  (55,475,623)
Cash flows from financing activities:
    Purchases of common stock for treasury    (29,932,601)        -
    Exercise of employee stock options          4,060,201     3,844,244
    Payment of dividends                      (17,260,336)  (15,503,350)
                                              (43,132,736)  (11,659,106)

Net change in cash and cash equivalents        26,730,286   (32,315,026)

Cash and cash equivalents at beginning
  of period                                    95,301,411   134,220,673

Cash and cash equivalents at end of period   $122,031,697  $101,905,647

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $     -        $    -
    Income taxes                               38,626,124    34,256,448

See notes to consolidated condensed financial statements.


            FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 26, 2000, and the results of operations for the quarter and first half ended February 26, 2000, and February 27, 1999, and the cash flows for the first half ended February 26, 2000, and February 27, 1999.

    The results of operations for the first half ended
    February 26, 2000, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents." The carrying amount of the Company's cash equivalents approximates fair value due to the short maturities of these investments.

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 2002 and March 27, 2001, respectively. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 2002, into either a five or seven year term loan, at the bank's variable prime rate.

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

The following is a summary of transactions under the plan during the first half ended February 26, 2000 and February 27, 1999.


                                            First Half Ended
                           February 26, 2000                February 27, 1999
                       Number of                        Number of
                       shares         Option price      shares         Option price
                       under option   per share         under option   per share

Outstanding-beginning   3,910,750     $ 3.83-$24.75     3,739,335     $ 3.50-$20.75
   Granted                783,300     $14.75-$21.75       721,200     $12.75-$21.50
   Exercised             (402,350)    $ 3.83-$11.38      (383,119)    $ 3.50-$ 6.25
   Cancelled              (60,160)                        (55,825)
Outstanding-ending      4,231,540     $ 3.83-$24.75     4,021,591     $ 3.83-$21.50

Exercisable options     1,347,048     $ 3.83-$17.50       937,598     $ 3.83-$ 7.17


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

   On November 5, 1999, the Company announced that the Board of
   Directors has authorized the purchase of up to 5,000,000 shares of its outstanding Common Stock from time to time as market conditions warrant. As of March 15,2000, the Company had purchased in the open market, 2,088,000 shares at a cost of $32,673,739.

   The following table sets forth the computation of basic and diluted net income per common share:

                                                   Quarter Ended
                                        February 26,   February 27,
                                              2000            1999
Basic Net Income Per Share:
Net Income                                  $54,980,612    $41,672,555
Weighted Average Number of Shares
   Outstanding                              171,682,611    172,428,853

Net Income Per Common Share - Basic               $ .32          $ .24

Diluted Net Income Per Share:

Net Income                                  $54,980,612    $41,672,555

Weighted Average Number of Share
   Outstanding                              171,682,611    172,428,853

Effect of Dilutive Securities -
   Stock Options                                870,296      1,338,487
Average Shares - Diluted                    172,552,907    173,767,340

Net Income Per Common Share - Diluted             $ .32          $ .24

                                                 First Half Ended
                                        February 26,    February 27,
                                             2000             1999
Basic Net Income Per Share:
Net Income                                  $91,564,133    $71,281,486

Weighted Average Number of Shares
   Outstanding                              172,243,469    172,330,246

Net Income Per Common Share - Basic               $ .53          $ .41

Diluted Net Income Per Share:

Net Income                                  $91,564,133    $71,281,486

Weighted Average Number of Shares
   Outstanding                              172,243,469    172,330,246

Effect of Dilutive Securities -
   Stock Options                              1,023,200      1,286,426
Average Shares - Diluted                    173,266,669    173,616,672

Net Income Per Common Share - Diluted             $ .53          $ .41


                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FINANCIAL CONDITION

     At February 26, 2000, the Company had working capital of $338.2 million with cash and cash equivalents of approximately $122.0 million and no outstanding borrowings. Operating activities generated cash of approximately $148.2 million during the first half of fiscal 2000 versus approximately $34.8 million during the first half of fiscal 1999. Operating cash was used in fiscal 1999 to increase merchandise inventory, primarily as a result of new stores, additional inventory in existing stores, and a new distribution center. During fiscal 2000, the increase in earnings, as well as improved system-wide inventory flows, offset merchandise inventory increases for new stores and a new distribution center and contributed to the increase in operating cash flow. Approximately $60 million of the improved cash flow in fiscal 2000 resulted from the early receipt of certain seasonal merchandise in the fourth quarter of fiscal 1999.

     Capital expenditures for the first half ended February 26, 2000, were approximately $78.8 million, and are currently expected to be approximately $160 million for fiscal 2000. The majority of planned capital expenditures for fiscal 2000 is related to the Company's new store expansion; existing store expansion, relocation and renovation; and to the construction and equipping of a new full-service distribution center in Rowan County, Kentucky, currently scheduled for completion in the summer of 2000. The new store expansion and the additional distribution center will require additional investment in merchandise inventories. In fiscal 2000, the Company currently expects to open approximately 400 stores and close approximately 50 stores for a net addition of approximately 350 stores, compared with the opening of 366 stores and closing of 59 stores for a net addition of 307 stores in fiscal 1999. The Company also currently plans to expand or relocate approximately 150 stores and renovate approximately 300 stores in fiscal 2000, compared with the expansion or relocation of 107 stores and renovations of 350 stores in fiscal 1999. In the first half of fiscal 2000, the Company opened 148 stores, closed 25 stores, expanded or relocated 45 stores and renovated 82 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

     On November 5, 1999, the Company announced that the Board of
Directors has authorized the purchase of up to 5,000,000 shares of its outstanding Common Stock from time to time as market conditions warrant. As of March 15,2000, the Company had purchased in the open market, 2,088,000 shares at a cost of $32,673,739.

                          RESULTS OF OPERATIONS

NET SALES

     Net sales increased 14.1% in the quarter ended February 26, 2000, as compared with the quarter ended February 27, 1999, and increased 13.9% in the first half ended February 26, 2000, as compared with the first half ended February 27, 1999. The increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 5.6% in the quarter ended February 26, 2000, as compared with the same period ended February 27, 1999, with sales of hardlines merchandise increasing approximately 8.3% and sales of softlines merchandise decreasing approximately 1.7%. Sales in existing stores increased 5.2% in the first half ended February 26, 2000, as compared to the first half ended February 27, 1999, with sales of hardline merchandise increasing approximately 7.3% and sales of softlines merchandise remaining flat. Hardlines as a percentage of total sales increased to approximately 73% in the second quarter of fiscal 2000 compared to approximately 71% in the second quarter of fiscal 1999, and increased to approximately 72% in the first half of fiscal 2000 compared to approximately 71% in the first half of fiscal 1999. The Company continues to broaden its assortment of hardlines merchandise and dedicate more selling space in its stores to hardlines. The Company expects the shift in the merchandise mix to hardlines to continue for the remainder of fiscal 2000. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, hardware and automotive supplies. Softlines merchandise includes men's, women's boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels.

    The average number of stores open during the first half of fiscal 2000 was 9.7% more than during the first half of fiscal 1999. The Company had 3,447 stores in operation at February 26, 2000, as compared with 3,159 stores in operation at February 27, 1999, representing an increase of approximately 9.1%.

COST OF SALES

     Cost of sales increased 12.7% in the quarter ended February 26, 2000, as compared with the quarter ended February 27, 1999, and increased 12.9% in the first half ended February 26, 2000, as compared to the first half ended February 27, 1999. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 66.9% in the quarter ended February 26, 2000, compared with 67.8% in the quarter ended February 27, 1999, and was 66.2% in the first half ended February 26, 2000, compared with 66.8% in the first half ended February 27, 1999. The decreases in the cost of sales percentages for the quarter and the first half of fiscal 2000 were due primarily to a decrease in clearance markdowns on lower inventory levels of apparel and to increased sales of higher margin seasonal merchandise. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 12.5% in the quarter ended February 26, 2000, as compared with the quarter ended February 27, 1999, and increased 12.6% in the first half ended February 26, 2000, as compared with the first half ended February 27, 1999. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores and distribution operations. Selling, general and administrative expenses, as a percentage of net sales, were 23.0% in the quarter ended February 26 2000, as compared with 23.3% in the quarter ended February 27, 1999, and were 24.6% in the first half ended February 26,2000, as compared with 24.9% in the first half ended February 27, 1999. The decreases in the percentages for the quarter and first half ended February 26, 2000 reflects the leverage provided by the increases in existing store sales and effective expense control, which offset modest increases in store labor costs and rent as a percentage of net sales.

PROVISION FOR TAXES ON INCOME

     The effective tax rate was 36.5% for the quarter and first half ended February 26, 2000, as compared to 37.7% for the quarter and first half ended February 27, 1999. The decreases in the effective tax rate for the quarter and first half ended February 26, 2000, resulted primarily from changes in effective state income tax rates.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future. A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to competitive factors and pricing pressures, general economic conditions, changes in consumer demand, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and others factors, risks and uncertainties. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes made it clear that projected results expressed or implied in such statements will not be realized.

	PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of the Company held January 20, 2000, stockholders voted to:

     (a) Elect to the Board of Directors of the Company the eight nominees named in the Proxy Statement for the Annual Meeting as follows:


                                   Shares            Shares Witholding
        Nominee                  Voting For         Authority to Vote
Leon Levine                     156,829,154            2,069,388
Howard R. Levine                156,830,434            2,068,108
R. James Kelly                  156,838,422            2,060,120
George R. Mahoney, Jr.          156,809,309            2,089,233
Mark R. Bernstein               155,951,529            2,947,013
Sharon Allred Decker            156,205,149            2,693,393
James H. Hance, Jr.             155,969,112            2,929,430
James G. Martin                 156,837,634            2,060,908


     (b) Ratify the action of the Board of Directors in selecting PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 26, 2000, with 158,199,768 shares voted for, 620,211 shares against and 78,563 shares abstaining.

Item 6.Exhibits and Reports on Form 8-K

(a)  Exhibits filed herewith:

  10 (i) Letter Agreement dated March 10, 2000, among NationsBank, N.A., the company and Family Dollar, Inc., amending Credit Agreement dated as of March 31, 1996, as amended among NationsBank, N.A., the Company and Family Dollar, Inc.

 *10 (ii) Family Dollar 2000 Outside Directors Plan

  11 Statements Re: Computations of Per Share Earnings

  27 Financial Data Schedule

(b) Reports on Form 8-K - None

     *Exhibit represents a compensatory plan

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAMILY DOLLAR STORES, INC.
                                               (Registrant)


Date: April 6, 2000                  /s/ R. James Kelly
                                     R. JAMES KELLY
                                     Vice Chairman


Date: April 6, 2000                  /s/ C. Martin Sowers
                                     C. MARTIN SOWERS
                                     Senior Vice President-Finance