Form 10-Q
period 2000-05-27
FAMILY DOLLAR STORES INC
filed 2000-06-28
CIK 34408

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended May 27, 2000

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

              Class                    Outstanding at June 28, 2000
   Common Stock, $.10 par value                  171,172,542 shares

	FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES



	INDEX


                                                         Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            May 27, 2000 and August 28, 1999                    2

          Consolidated Condensed Statements of Income -
            Quarter Ended May 27, 2000 and May 29, 1999         3

          Consolidated Condensed Statements of Income -
            Three Quarters Ended May 27, 2000
            and May 29, 1999                                    4


          Consolidated Condensed Statements of Cash Flows -
            Three Quarters Ended May 27, 2000
            and May 29, 1999                                    5

          Notes to Consolidated Condensed Financial
            Statements                                        6-8

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   9-12

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    13

  Signatures                                                   13


               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)

                                              May 27,         August 28,
                                               2000             1999

                                   Assets
Current assets:
  Cash and cash equivalents (Note 2)      $   81,524,983  $   95,301,411
  Merchandise inventories                    574,338,550     568,780,481
  Deferred income taxes                       49,437,663      47,066,920
  Prepayments and other current assets        11,399,513       8,806,072
    Total current assets                     716,700,709     719,954,884

Property and equipment, net                  450,708,102     371,141,298

Other assets                                   7,241,827       4,155,454

                                          $1,174,650,638  $1,095,251,636




                   Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                           $  353,101,229  $  369,088,891
  Income taxes payable                        14,333,599       9,457,571
    Total current liabilities                367,434,828     378,546,462

Deferred income taxes                         29,479,353      26,054,116

Shareholders' equity (Notes 4 and 5):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 183,615,478 shares at
    May 27, 2000 and 183,109,328 shares
    at August 28, 1999                        18,361,548      18,310,933
  Capital in excess of par                    28,234,692      22,808,499
  Retained earnings                          775,129,990     660,880,894
                                             821,726,230     702,000,326
  Less common stock held in treasury,
    at cost 12,444,786 shares at
    May 27, 2000 and 10,358,466 shares at
    August 28, 1999 (Note 5)                  43,989,773      11,349,268

      Total shareholders' equity             777,736,457     690,651,058

                                          $1,174,650,638  $1,095,251,636

See notes to consolidated condensed financial statements.



              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                                                  Quarter Ended
                                              May 27,         May 29,
                                               2000            1999
Net sales                                  $770,775,831    $678,857,739

Costs and expenses:
  Cost of sales                             498,341,999     440,632,092
  Selling, general and
    administrative expenses                 193,437,710     172,458,261
                                            691,779,709     613,090,353
Income before provision
  for taxes on income                        78,996,122      65,767,386

Provision for taxes on income                28,865,200      24,000,000

Net income                                 $ 50,130,922    $ 41,767,386

Net income per common share - Basic
   (Note 5)                                       $0.29          $ 0.24

Average shares - Basic (Note 5)             171,133,686     172,651,802

Net income per common share - Diluted
    (Note 5)                                      $0.29          $ 0.24

Average shares - Diluted (Note 5)           172,110,443     174,041,232

Dividends per common share                    $0.05-1/2          $ 0.05



See notes to consolidated condensed financial statements.




              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Unaudited)

                                             Three Quarters Ended
                                           May 27,           May 29,
                                            2000              1999
Net sales                               $2,342,796,717    $2,059,090,433

Costs and expenses
  Cost of sales                          1,538,887,161     1,362,652,594
  Selling, general and
    administrative expenses                580,749,301       516,328,967
                                         2,119,636,462     1,878,981,561
Income before provision for
   taxes on income                         223,160,255       180,108,872

Provision for taxes on income               81,465,200        67,060,000

Net income                                $141,695,055      $113,048,872

Net income per common share - Basic
   (Note 5)                                      $0.82             $0.65

Average shares - Basic (Note 5)            171,873,775       172,437,432

Net income per common share - Diluted
   (Note 5)                                      $0.82             $0.65

Average shares - Diluted (Note 5)          172,878,087       173,759,059

Dividends per common share                       $0.16         $0.14-1/2


See notes to consolidated condensed financial statements.



              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                 Three Quarters Ended
                                                 May 27,        May 29,
                                                  2000           1999
Cash flows from operating activities:
  Net income                                 $141,695,055   $113,048,872
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization              39,927,105     32,083,854
    Deferred income taxes                       1,054,494        550,000
    (Gain) Loss on disposition of property
      and equipment                                11,750       (754,106)
    Changes in operating assets and liabilities:
      Inventories                              (5,558,069)   (55,112,918)
      Prepayments and other current assets     (2,593,441)    (1,724,527)
      Other assets                             (3,086,373)    (2,079,773)
      Accounts payable and accrued
        liabilities                           (16,736,322)      (293,150)
      Income taxes payable                      4,876,028      7,337,157
                                              159,590,227     93,055,409
Cash flows from investing activities:
    Capital expenditures                     (120,146,402)   (89,921,281)
    Proceeds from dispositions of
      property and equipment                      640,743      1,772,467
                                             (119,505,659)   (88,148,814)
Cash flows from financing activities:
    Purchases of common stock for treasury    (32,640,505)          -
    Exercise of employee stock options          5,476,808      5,536,727
    Payment of dividends                      (26,697,299)   (24,133,103)
                                              (53,860,996)   (18,596,376)
Net change in cash and cash equivalents       (13,776,428)   (13,689,781)

Cash and cash equivalents at beginning
  of period                                    95,301,411    134,220,673

Cash and cash equivalents at end of period   $ 81,524,983   $120,530,892

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                 $       -       $     -
    Income taxes                               72,968,113     56,283,664

See notes to consolidated condensed financial statements.

              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 27, 2000, and the results of operations for the quarter and the three quarters ended May 27, 2000, and May 29, 1999, and the cash flows for the three quarters ended May 27, 2000, and May 29, 1999.

        The results of operations for the three quarters ended May 27, 2000, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents." The carrying amount of the Company's cash equivalents approximates fair value due to the short maturities of these investments.

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 2002 and March 27, 2001, respectively. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 2002 into either a five or seven year term loan at the bank's variable prime rate.

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

        The following is a summary of transactions under the plan during the three quarters ended May 27, 2000, and May 29, 1999.

                                        Three Quarters Ended
                              May 27, 2000                 May 29, 1999
                      Number of                     Number of
                      shares         Option price   shares          Option price
                      under option   per share      under option    per share

Outstanding-beginning   3,910,750    $ 3.83-$24.75   3,739,335     $ 3.50-$20.75
   Granted                812,000    $14.75-$21.75     774,550     $12.75-$24.75
   Exercised             (506,150)   $ 3.83-$17.38    (505,679)    $ 3.50-$ 8.17
   Cancelled              (82,760)                    (125,325)
Outstanding-ending      4,133,840    $ 3.83-$24.75   3,882,881     $ 3.83-$24.75

Exercisable options     1,361,688    $ 3.83-$18.50     965,098     $ 3.83-$ 8.50



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

   On November 5, 1999, the company announced that the Board of Directors has authorized the purchase of up to 5,000,000 shares of its outstanding Common Stock from time to time as market conditions warrant. As of June 28, 2000, the Company had purchased in the open market, 2,088,000 shares at a cost of $32,673,739.

   The following table sets forth the computation of basic and diluted net income per common share:

                                                        Quarter Ended
                                                 May 27,             May 29,
                                                  2000                1999
Basic Net Income Per Share:

Net Income                                   $50,130,922           $41,767,386

Weighted Average Number of Shares
   Outstanding                               171,133,686           172,651,802

Net Income Per Common Share - Basic                 $.29                 $ .24

Diluted Net Income Per Share:

Net Income                                   $50,130,922           $41,767,386

Weighted Average Number of Shares
   Outstanding                               171,133,686           172,651,802

Effect of Dilutive Securities -
   Stock Options                                 976,757             1,389,430
Average Shares - Diluted                     172,110,443           174,041,232

Net Income Per Common Share - Diluted              $ .29                 $ .24

                                                  Three Quarters Ended
                                                 May 27,             May 29,
                                                  2000                1999
Basic Net Income Per Share:

Net Income                                  $141,695,055          $113,048,872

Weighted Average Number of Shares
   Outstanding                               171,873,775           172,437,432

Net Income Per Common Share - Basic                $ .82                 $ .65

Diluted Net Income Per Share:

Net Income                                  $141,695,055          $113,048,872

Weighted Average Number of Shares
   Outstanding                               171,873,775           172,437,432

Effect of Dilutive Securities -
    Stock Options                              1,004,312             1,321,627
Average Shares - Diluted                     172,878,087           173,759,059

Net Income Per Common Share - Diluted              $ .82                 $ .65


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

     At May 27, 2000, the Company had working capital of $349.3 million with cash and cash equivalents of approximately $81.5 million and no outstanding borrowings. Operating activities generated cash of approximately $159.6 million during the first three quarters of fiscal 2000 versus approximately $93.1 million during the first three quarters of fiscal 1999. During fiscal 2000, the increase in earnings, as well as improved system-wide inventory flows, offset merchandise inventory increases for new stores and a new distribution center and contributed to the increase in operating cash flow. Approximately $60 million of the improved cash flow in fiscal 2000 resulted from the early receipt of certain seasonal merchandise in the fourth quarter of fiscal 1999. Operating cash was used in fiscal 1999 to increase merchandise inventory, primarily as a result of new stores, additional inventory in existing stores, and a new distribution center.

     Capital expenditures for the three quarters ended May 27, 2000, were approximately $120.1 million, and are currently expected to be approximately $160 million for fiscal 2000. The majority of capital expenditures for fiscal 2000 is related to the Company's new store expansion; existing store expansion, relocation and renovation; and to the construction and equipping of a new full-service distribution center in Rowan County, Kentucky, that began shipping merchandise to stores in June 2000. In fiscal 2000, the Company expects to open approximately 400 stores and close approximately 50 stores for a net addition of approximately 350 stores, compared with the opening of 366 stores and closing of 59 stores for a net addition of 307 stores in fiscal 1999. The Company also currently plans to expand or relocate approximately 150 stores and renovate approximately 300 stores in fiscal 2000, compared with the expansion or relocation of 107 stores and renovation of 350 stores in fiscal 1999. In the first three quarters of fiscal 2000, the Company opened 248 stores, closed 30 stores, expanded or relocated 95 stores and renovated 121 stores. In fiscal 2001, the Company currently plans to open 475 to 500 new stores, close approximately 50 stores, expand or relocate approximately 200 stores and continue its program of renovating stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

     On November 5, 1999, the Company announced that the Board of
Directors has authorized the purchase of up to 5,000,000 shares of its outstanding Common Stock from time to time as market conditions warrant. As of June 28, 2000, the Company had purchased in the open market, 2,088,000 shares at a cost of $32,673,739.

                        RESULTS OF OPERATIONS
NET SALES

     Net sales increased 13.5% in the quarter ended May 27, 2000, as compared with the quarter ended May 29, 1999, and increased 13.8% in the three quarters ended May 27, 2000, as compared with the three quarters ended May 29, 1999. The increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 5.4% in the quarter ended May 27, 2000, as compared with the same period ended May 29, 1999, with the sales of hardlines merchandise increasing approximately 9.4% and the sales of softlines merchandise decreasing approximately 4.0%. Sales in existing stores increased 5.3% in the three quarters ended May 27, 2000, as compared to the three quarters ended May 29, 1999, with sales of hardlines merchandise increasing approximately 8.1% and sales of softlines merchandise decreasing approximately 1.3 %. Hardlines as a percentage of total sales increased to approximately 70% in the third quarter of fiscal 2000 compared to approximately 67% in the third quarter of fiscal 1999, and increased to approximately 72% in the first three quarters of fiscal 2000 compared to approximately 70% in the first three quarters of fiscal 1999. The Company continues to broaden its assortment of hardlines merchandise and reallocate selling space in its stores to hardlines, including name brand, basic consumable merchandise such as food, household chemicals and paper products, as well as seasonal and giftware categories. The Company expects the shift in the merchandise mix to hardlines to continue for the remainder of fiscal 2000 and into fiscal 2001. The space reallocation program is expected to be completed in all stores by October 2000. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, hardware, seasonal goods, and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing, shoes, and domestic items such as blankets, sheets and towels.

     The average number of stores open during the first three quarters of fiscal 2000 was 9.5% more than during the first three quarters of fiscal 1999. The Company had 3,542 stores in operation at May 27, 2000, as compared with 3,244 stores in operation at May 29, 1999, representing an increase of approximately 9.2%.

COST OF SALES

     Cost of sales increased 13.1% in the quarter ended May 27, 2000, as compared with the quarter ended May 29, 1999, and increased 12.9% in the three quarters ended May 27, 2000, as compared to the three quarters ended May 29, 1999. These increases primarily reflected the additional sales volume between years. Cost of sales, as percentage of net sales, was 64.7% in the quarter ended May 27, 2000, compared to 64.9% in the quarter ended May 1999, and was 65.7% in the three quarters ended May 27, 2000 compared with 66.2% in the three quarters ended May 29, 1999. The decreases in the cost of sales percentage for the quarter and the first three quarters of fiscal 2000 were due primarily to decreases in both clearance and advertising markdowns. This effect was mitigated in the third quarter by a shift in the sales mix to lower margin branded consumable hardlines merchandise and away from higher margin apparel. The cost of sales percentages also are affected by improvements in the effectiveness of merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 12.2% in the quarter ended May 27, 2000, as compared with the quarter ended
May 29, 1999, and increased 12.5% in the three quarters ended May 27, 2000, as compared with the three quarters ended May 29, 1999. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores and distribution operations. Selling, general and administrative expenses, as a percentage of net sales, were 25.1% in the quarter ended May 27, 2000, as compared with 25.4% in the quarter ended May 29, 1999, and were 24.8% in the three quarters ended May 27, 2000, as compared with 25.1% in the three quarters ended May 29, 1999. The decreases in the percentages for the quarter and the first three quarters ended
May 27,2000 reflects the leverage provided by the increases in existing store sales and effective expense control, which offset modest increases in rent and depreciation expenses as a percentage of net sales.

PROVISION FOR TAXES ON INCOME

     The effective tax rate was 36.5% for the quarters ended May 27, 2000, and May 29, 1999 and was 36.5% for the three quarters ended May 27, 2000, as compared to 37.2% for the three quarters ended
May 29, 1999. The decreases in the effective tax rate for the first three quarters ended May 27, 2000 resulted primarily from changes in effective state income tax rates.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future. A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, changes in consumer demand, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes made it clear that projected results expressed or implied in such statements will not be realized.

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


                                       FAMILY DOLLAR STORES, INC.
                                               (Registrant)


Date: June 28, 2000                  /s/ R. JAMES KELLY
                                     R. JAMES KELLY
                                     Vice Chairman


Date: June 28, 2000                  /s/ C. MARTIN SOWERS
                                     C. MARTIN SOWERS
                                     Senior Vice President-Finance