Form 10-K
period 2000-08-26
FAMILY DOLLAR STORES INC
filed 2000-11-22
CIK 34408

FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                   For the fiscal year ended August 26, 2000
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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing price of these shares on the New York Stock Exchange on November 10, 2000, was approximately $2,764,000,000.

The number of shares of the registrant's Common Stock outstanding as of November 10, 2000, was 171,221,197.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Incorporated Documents
(To the extent indicated herein)            Location in Form 10-K
Annual Report to Stockholders for the       Part II (Items 5, 6, 7 and 8)
fiscal year ended August 26, 2000           Part IV (Item 14)

Proxy Statement dated November 22, 2000     Part III (Items 10, 11, 12 and 13)
for the Annual Meeting of Stockholders

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

      The Company operates a chain of self-service retail discount stores. As of November 1, 2000, there were 3,777 stores in 39 states and the District of Columbia as follows:


Texas            404    Indiana           125    Colorado             31
North Carolina   244    Louisiana         122    Connecticut          28
Ohio             238    Illinois          108    Arizona              24
Georgia          215    Arkansas           93    Kansas               22
Florida          211    West Virginia      92    Delaware             19
Tennessee        170    Mississippi        90    Iowa                 18
Virginia         169    Oklahoma           77    Maine                16
Pennsylvania     168    Missouri           72    New Hampshire        14
New York         154    Massachusetts      61    Rhode Island         13
Michigan         145    Wisconsin          61    Minnesota            12
Kentucky         143    Maryland           55    Nebraska             10
Alabama          135    New Jersey         37    Vermont               7
South Carolina   135    New Mexico         35    South Dakota          3
                                                 District of Columbia  1

      The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 2,581 stores on August 31, 1996;
2,767 stores on August 31, 1997; 3,017 stores on August 29, 1998; 3,324 stores on August 28, 1999; and 3,689 stores on August 26, 2000.

      During the fiscal year ended August 26, 2000, 41 stores were closed, 72 stores were relocated within the same shopping center or market area, 81 stores were expanded in size and 122 stores were renovated. All of the stores are occupied under leases, except 167 stores owned by the Company. (See "Properties" herein.) The Company has announced plans to open approximately 500 stores and close approximately 50 stores during the current fiscal year. Such plans are continually reviewed and subject to change. From August 26, 2000, through November 1, 2000, the Company opened 91 new stores, closed 3 stores, relocated 13 stores, expanded 23 stores and renovated 36 stores.

      As of November 1, 2000, the Company had in the aggregate approximately 30,500,000 square feet of total store space (including receiving rooms and other non-selling areas). The typical store has approximately 7,000 to 9,000 square feet of total area. The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available. There also are storefront locations in urban markets. All stores are similar in appearance and display highly visible red and white "Family Dollar Stores" or "Family Dollar" signs.

      The Company's stores are operated on a self-service, cash-and-carry basis, and low overhead permits the sale of merchandise at a relatively moderate markup. During the fiscal year ended August 31, 1994, in the face of increasing competition, the Company began to change its merchandising strategy from promotional pricing to everyday low prices. Prices were reduced on many items and everyday low pricing was implemented in all stores in the fiscal year ended August 31, 1995. No single store accounted for more than one-tenth of one percent of sales during the fiscal year ended August 26, 2000. Most of the stores are open six evenings a week, and many are open on Sunday afternoons.

      The stores offer a variety of hardlines and softlines merchandise. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies. Softlines merchandise includes men's, women's, boys', girls' and infants' clothing, shoes, and domestic items such as blankets, sheets and towels. During the fiscal year ended August 26, 2000, hardlines accounted for approximately 71.4 percent of the Company's sales. Softlines accounted for approximately 28.6% of sales (with hanging apparel and shoes representing 15.6%, basic apparel 5.3% and domestics 7.7%).

      During the fiscal year ended August 26, 2000, nationally advertised brand merchandise accounted for approximately 29 percent of sales, Family Dollar label merchandise accounted for approximately 5 percent of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. Irregular merchandise accounted for less than 1 percent of sales during such period. The Company does not accept credit cards or extend credit.

      During the fiscal year ended August 26, 2000, the Company continued to adjust the merchandise selection in the stores. More hardline consumables, including brand names, were added, along with a broader assortment of giftware and seasonal goods. To make room for the additional hardlines, beginning in May 2000, space allocated to hanging apparel was reduced by about 15% to 20%. New fixtures were installed in departments such as giftware, artificial flowers and 2 for $1 greeting cards and aisles were widened. The space reallocation program was completed in October 2000.

      The Company has a policy of uniform pricing of most items in its stores. A limited amount of merchandise in stores in the most competitive markets carries lower prices and in stores in the least competitive markets with higher operating costs carries higher prices. Most items of merchandise are priced under $10.00. The Company advertises through circulars which are inserted in newspapers or mailed directly to consumers' residences, and also advertises to a limited degree in newspapers. As part of the Company's plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended
August 31, 1995, the number of advertising circulars distributed to consumers' homes or inserted in newspapers was cut from 22 to 15. In the fiscal year ended August 31, 1996, the number of advertising circulars distributed was reduced from 15 to 14. In the fiscal years ended August 31, 1997, August
29, 1998, August 28, 1999, and August 26, 2000, 14, 9, 5 and 5 advertising circulars, respectively, were distributed. Circulars that are passed out in the stores also continue to be utilized. Most items in the circulars are being advertised at the regular everyday low price. In the fiscal year ending September 1, 2001, the Company has eliminated the circular that was distributed in the prior fiscal year in the last week of September.

      The Company purchases its merchandise from approximately 1,800 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise. Approximately 55 percent of the merchandise is manufactured in the United States and substantially all such merchandise is purchased directly from the manufacturer. Purchases of imported merchandise are made directly from the manufacturer or from importers. No single supplier accounted for more than 4.5 percent of the merchandise sold by the Company in the fiscal year ended August 26, 2000. Each of the Company's 19 buyers specializes in the purchase of specific categories of goods.

      During the fiscal year ended August 26, 2000, approximately 2 percent of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer. Most of the balance of the merchandise was received at the Company's Distribution Centers in Matthews, North Carolina, West Memphis, Arkansas, Warren County, Virginia, Duncan, Oklahoma, and Rowan County, Kentucky. Merchandise is delivered to the stores from the Company's Distribution Centers by Company-owned trucks and by common and contract carriers. During the fiscal year ended August 26, 2000, approximately 79 percent of the merchandise delivered was by common or contract carriers. As of August 26, 2000, the approximate average distance between the Distribution Centers and the stores served by each facility was as follows:

                                     Number of            Average
Distribution Center                Stores Served          Distance
Matthews, NC                      882                  281
West Memphis, AR                  892                  360
Warren County, VA                 806                  285
Duncan, OK                        714                  392
Morehead, KY                      395                  264
     Totals                     3,689                  321

      During a portion of the fiscal year ended August 26, 2000, the Company also operated satellite distribution buildings in Memphis, Tennessee, and Salisbury, North Carolina. High volume, bulk items of merchandise were shipped by vendors directly to these facilities and then delivered to the stores by contract carriers.

      The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with national, regional and local retailing establishments, including department stores, discount stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores. Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates. The relatively small size of the Company's stores permits the Company to open new units in rural areas and small towns, as well as in large urban centers, in locations convenient to the Company's low and middle income customer base. As the Company's sales are focused on low priced, basic merchandise, the stores offer customers a reasonable selection of competitively priced merchandise within a relatively narrow range of price points.

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

      On August 26, 2000, the Company had approximately 16,200 full-time employees and approximately 15,000 part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.	PROPERTIES

      As of November 1, 2000, the Company operated 3,777 stores in 39 states and the District of Columbia. See "Business" herein. With the exception of 167 stores owned by the Company, all of the Company's stores were occupied under lease. Most of the leases are for fixed rentals. A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.

      Of the Company's 3,610 leased stores at November 1, 2000, all but 228 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods. The following table sets forth certain data, as of November 1, 2000, concerning the expiration dates of all leases with renewal options:

                     Approximate Number of          Approximate Number of
                       Leases Expiring                Leases Expiring
                     Assuming No Exercise          Assuming Full Exercise
  Fiscal Years         of Renewal Options            of Renewal Options

  2001                         536                                0

  2002-2004                  1,946                                4

  2005-2007                    642                              300

  2008-2010                    252                              144

  2011 and thereafter            6                            2,934


      Of the 167 Company-owned stores, 29 are located in Texas, 17 in North Carolina, 15 each in Georgia and Indiana, 11 each in Illinois and Virginia, 9 in Oklahoma, 7 in Tennessee, 6 each in Florida and Ohio, 5 each in Arkansas and Michigan, 4 each in Alabama, Kentucky, Louisiana, South Carolina and West Virginia, 3 in Arizona, 2 each in Iowa and Missouri, and one each in Kansas, Mississippi, New Jersey and New Mexico. In these owned stores, there are approximately 1,330,000 total square feet of space.

      The Company also owns its Executive Offices and Distribution Center located on a 64.5 acre tract of land in Matthews, North Carolina, just outside of Charlotte, in a building containing approximately 810,000 square feet. Approximately 740,000 square feet are used for the Distribution Center which includes receiving, warehousing and shipping facilities, and approximately 70,000 square feet are used for Executive Offices.

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

      The Company owns a fourth full-service distribution center located on a 85-acre tract of land in Duncan, Oklahoma, in a building containing approximately 907,000 square feet. This facility became operational in July 1999.

      Construction began in August 1999 on a fifth full-service distribution center on a 93.5 acre tract of land owned by the Company in Rowan County, Kentucky. This facility containing approximately 907,000 square feet became operational in June 2000.

      The Company currently plans to begin construction of a sixth full-service distribution center in the spring of 2001. This facility is expected to be in the Mid-west. The building is expected to contain approximately 907,000 square feet and to be operational in 2002.

      During a portion of the fiscal year ended August 26, 2000, the Company leased buildings in Memphis, Tennessee (approximately 270,000 square feet) and Salisbury, North Carolina (approximately 300,000 square feet) to serve as satellite distribution facilities. The leases for these buildings expired during the fiscal year. The Company also leased another building in Charlotte (approximately 78,000 square feet) for storage. The lease for this space expires in April 2001.

      In November 1999, the Company purchased a 43.5 acre tract of land and the improvements thereon in Matthews, North Carolina, adjacent to the Company's existing Executive Offices and Distribution Center. The improvements include a building with approximately 95,000 square feet of office space and approximately 190,000 square feet of distribution space. The majority of the office space and the entire distribution space were leased back to the seller for approximately one year from the date of purchase. The lease has expired and the Company currently is using approximately one-half of the office space. All of the distribution space is being used by the Company for storage.

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

        There were no matters submitted during the fourth quarter of the fiscal year ended August 26, 2000, to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The following information is furnished with respect to each of the executive officers of the Company as of November 1, 2000:


     Name                             Position and Office         Age

Leon Levine (1)                   Chairman of the Board            63

Howard R. Levine (2)              President and                    41
                                    Chief Executive Officer

R. James Kelly (3)                Vice Chairman and                53
                                    Chief Financial and
                                    Administrative Officer

R. David Alexander, Jr. (4)       Executive Vice President and     43
                                    Chief Operating Officer

George R. Mahoney, Jr. (5)        Executive Vice President-        58
                                    General Counsel and Secretary

Bruce E. Barkus (6)               Senior Vice President-           47
                                    Store Operations

Charles S. Gibson, Jr. (7)        Senior Vice President-           39
                                    Distribution and Logistics

Gilbert A. LaFare (8)             Senior Vice President-           54
                                    Real Estate

Samuel N. McPherson (9)           Senior Vice President-           55
                                    Human Resources

Irving Neger (10)                 Senior Vice President-           49
                                    Softlines

Albert S. Rorie (11)              Senior Vice President-           50
                                    Information Technology

John J. Scanlon (12)              Senior Vice President-           51
                                    Merchandising and Advertising

C. Martin Sowers (13)             Senior Vice President-           42
                                    Finance


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

 (4) Mr. R. David Alexander, Jr. was employed by the Company as Senior Vice President-Distribution and Transportation in August 1995, and was promoted to Senior Vice President-Distribution and Logistics in September 1997, to Executive Vice President-Supply Chain and Real Estate in October 1999, and to Executive Vice President and Chief Operating Officer in August 2000. Prior to his employment by the Company, he was employed by Northern Automotive Co., Inc., a chain of discount automotive supply stores, from June 1993 to August 1995, where he was Senior Vice President-Distribution and Transportation.

 (5) Mr. George R. Mahoney, Jr. was employed by the Company as General Counsel in October 1976. He was elected Vice President-General Counsel and Secretary in April 1977, Senior Vice President-General Counsel and Secretary in January 1984 and Executive Vice President-General Counsel and Secretary in October 1991.

 (6) Mr. Bruce E. Barkus was employed by the Company in August 1999 as Vice President-Store Operations, and was promoted to Senior Vice President-Store Operations in June 2000. Prior to his employment by the Company, he was employed by Eckerd Corporation, a chain of drug stores, from 1978 to August 1999, where his last position was Regional Vice President.

(7) Mr. Charles S. Gibson, Jr. was employed by the Company as Vice President-Logistics in September 1997, and was promoted to Senior Vice President-Distribution and Logistics in October 1999. Prior to his employment by the Company, he was employed by Campo Electronics, Appliances and Computers, Inc. ("Campo"), a regional chain of electronics stores, from November 1994 to August 1997, where his last position was Chief Operating Officer and his previous position was Vice President-Logistics and Operations. Campo filed a petition under Chapter 11 of the Federal bankruptcy laws in June 1997. Prior to his employment by Campo, he was employed by Big B, Inc., a drug store chain, from August 1991 to November 1994 where he was Vice President-Logistics.

 (8)  Mr. Gilbert A. LaFare was employed by the Company as Vice
      President-Real Estate in August 1992 and was promoted to Senior Vice President-Real Estate in September 2000.

 (9) Mr. Samuel N. McPherson was employed by the Company as Senior Vice President-Human Resources in August 1999. Prior to his employment by the Company, he was employed by Raley's, a supermarket and pharmacy retailer, from 1990 to August 1999, where his last position was Executive Vice President and Chief Human Resources Officer.

(10) Mr. Irving Neger was employed by the Company in September 2000 as Senior Vice President-Softlines. Prior to his employment by the Company, he was employed by Pennsylvania Fashions, a chain of retail apparel stores, from 1995 to August 2000, where his last position was Senior Vice President-Merchandising.

(11) Mr. Albert S. Rorie was employed by the Company in various capacities in the Data Processing area from March 1973 through January 1981, including employment as Director of Data Processing. Mr. Rorie was self-employed as a data processing consultant from January 1981 through May 1982, when he rejoined the Company and was elected Vice President-Data Processing. He was elected Senior Vice President-Data Processing in January 1988 and Senior Vice President-Information Technology in September 1997.

(12) Mr. John J. Scanlon was employed by the Company as Divisional Vice President in March 1992. Mr. Scanlon was elected Vice President-General Merchandise Manager:
      Hardlines in April 1996, and was elected Senior Vice President-Merchandising and Advertising in June 1998.

(13) Mr. C. Martin Sowers was employed by the Company as an Accountant in October 1984 and was promoted to Assistant Controller in January 1985. He was elected Controller in January 1986, Vice President-Controller in July 1989 and Senior Vice President-Finance in December 1991.

All executive officers of the Company are elected by and serve at the pleasure of the Board of Directors.

                                PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 26, 2000, on page 16 under the captions "Market Price and Dividend Information" and "Market Prices and Dividends" and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 26, 2000, on pages 14 and 15 under the caption "Summary of Selected Financial Data" and is incorporated herein by reference. The Company did not have any long-term debt at the end of each of its last five fiscal years.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 26, 2000, on pages 14 through 16 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

          The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company maintains unsecured bank lines of credit at variable interest rates to meet the short-term needs of its expansion program and seasonal inventory increases. These bank lines were not utilized in fiscal 2000.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 26, 2000, on pages 17 through 24 and is incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item as to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's proxy statement dated November 22, 2000, on pages 5 through 7 under the caption "Election of Directors" and on page 18 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information required by this item as to executive officers is included in
Item 4A in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is included in the Company's proxy statement dated November 22, 2000, on pages 9 through 17 under the caption "Executive Compensation" and is incorporated herein by reference, except that the "Report of the Audit Committee of the Board of Directors" on page 16 is not incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is included in the Company's proxy statement dated November 22, 2000, on pages 3 through 5 under the caption "Ownership of the Company's Securities" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is included in the Company's proxy statement dated November 22, 2000, on page 17 under the caption "Related Transactions" and is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:
          1 and 2.  Financial Statements and Financial Statement Schedules:

          The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries which are incorporated by reference to the Annual Report to Stockholders for the fiscal year ended
          August 26, 2000, are set forth in the index on page 18 of this report.

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the consolidated financial statements, and therefore, have been omitted.

          The financial statements of Family Dollar Stores, Inc. (Parent Company) are omitted because the registrant is primarily a holding company and all subsidiaries included in the consoli-dated financial statements being filed, in the aggregate, do not have minority equity and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets as shown by the most recent year-end consolidated balance sheet.


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

	 (b)	By-Laws, as amended on August 19, 1998 (filed as Exhibit
                3(b) to the Company's Form 10-K (File No. 1-6807) for the year ended August 29, 1998).

*   10     (i)	Incentive Profit Sharing Plan amended as of January 16, 1997
                (filed as Exhibit 10(ii) to the Company's Form 10-Q (File
                No. 1-6807) for the quarter ended February 28, 1997).

*   10    (ii)	1989 Non-Qualified Stock Option Plan, amended as of
                January 15, 1998 (filed as Exhibit 99.1 to the Company's
                Registration Statement on Form S-8, No. 333-48751).

*   10   (iii)	Family Dollar Employee Savings and Retirement Plan and Trust
                amended and restated as of January 1, 1987 (filed as Exhibit
                10 (viii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1995).

*   10    (iv)	Amendment No. One dated January 15, 1996, to Family Dollar
                Employee Savings and Retirement Plan and Trust (filed as
                Exhibit 10(v) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1996).

*   10     (v)	Amendment No. 2, dated January 15, 1998, to Family Dollar
                Employee Savings and Retirement Plan and Trust (filed as
                Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1998).

*   10    (vi)	Amendment No. 3, dated March 19, 1998, to Family Dollar
                Employee Savings and Retirement Plan and Trust (filed as
                Exhibit 10(iii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1998).

*   10   (vii)	Trust Agreement between Merrill Lynch Trust Company of North
                Carolina, as Trustee, and the Company and Family Dollar,
                Inc., as Employer, with respect to Family Dollar Employee
                Savings and Retirement Plan and Trust (filed as Exhibit 10 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1998.)

*   10  (viii)	Family Dollar 2000 Outside Directors Plan (filed as Exhibit
                10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 26, 2000).

    10    (ix)	Credit Agreement, dated as of March 31, 1996, between the
                Company and NationsBank, N.A.,(filed as Exhibit 10 to the
                Company's Form 10-Q (File No. 1-6807) for the quarter ended
                May 31, 1996)

    10     (x)	Amendment No. 1, dated as of March 26, 1997, to the Credit
                Agreement, dated as of March 31, 1996, between the Company and NationsBank, N.A. (filed as Exhibit 10(i) to the
                Company's Form 10-Q (File No. 1-6807) for the quarter ended
                November 30, 1997).

    10    (xi)	Amendment No. 2, dated as of December 31, 1997, to the
                Credit Agreement, dated as of March 31, 1996, between the Company and NationsBank, N.A. (filed as Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended November 30, 1997).

    10   (xii)	Amendment, dated as of November 19, 1998, to the Credit
                Agreement, dated as of March 31, 1996, between the Company, Family Dollar, Inc. and NationsBank, N.A. (filed as Exhibit
                10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 29, 1998).

    10  (xiii)	Letter Agreement dated March 10, 2000, among NationsBank,
                N.A., the Company and Family Dollar, Inc., amending Credit Agreement, dated as of March 31, 1996, as amended, among NationsBank, N.A., the Company and Family Dollar, Inc. (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 26, 2000).

*   10   (xiv)	Employment Agreement dated December 17, 1996, between the
                Company and R. James Kelly (filed as Exhibit 10(i) to the
                Company's Form 10-Q (File No. 1-6807) for the quarter ended
                February 28, 1997).

*   10    (xv)	Amendment dated June 21, 1999, to the Employment Agreement
                dated December 17, 1996, between the Company and
		R. James Kelly (filed as Exhibit 10(ii) to the Company's
                Form 10-K (File No. 1-6807) for the year ended August 28,
                1999).

*   10   (xvi)	Employment Agreement dated April 29, 1997, between the
                Company and Howard R. Levine (filed as Exhibit 10(i) to the
                Company's Form 10-Q (File No. 1-6807) for the quarter ended
                May 31, 1997).

*   10  (xvii)	Amendment dated August 28, 1997, to the Employment
                Agreement dated April 29, 1997, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1997).

*   10 (xviii)	Amendment dated August 29, 1999, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 28,
                1999).

   Exhibits filed herewith:

*   10     (i)	Amendment dated August 27, 2000, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine.

*   10    (ii)	Employment Agreement dated August 25, 2000, between the
                Company and R. David Alexander, Jr.

    10   (iii)	Amendment, dated as of August 25, 2000, to the Credit
                Agreement, dated as of March 31, 1996, as amended, between the Company, Family Dollar, Inc. and Bank of America, N.A.

    11          Statement Re:  Computations of Per Share Earnings.

    13 Annual Report to Stockholders for the fiscal year ended August 26, 2000 (only those portions specifically incorporated by reference herein shall be deemed filed).

    21          Subsidiaries of the Company.

    27          Financial Data Schedule

   *  Exhibit represents a management contract or compensatory plan.

 (b) No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                                  Index

The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries together with the report of PricewaterhouseCoopers LLP incorporated in this report appear on the following pages of the Annual Report to Stockholders for the fiscal year ended August 26, 2000.


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

                             FAMILY DOLLAR STORES, INC.
                             (Registrant)

Date  November 17, 2000      By   HOWARD R. LEVINE
                                  HOWARD R. LEVINE
                                  President (Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                        Title                           Date


LEON LEVINE                Chairman of the Board and        November 17, 2000
LEON LEVINE                Director

HOWARD R. LEVINE           President and Director           November 17, 2000
HOWARD R. LEVINE           (Chief Executive Officer)

R. JAMES KELLY             Vice Chairman-Chief              November 17, 2000
R. JAMES KELLY             Financial and Administrative
                           Officer and Director
                           (Principal Financial Officer)

R. DAVID ALEXANDER, JR.    Executive Vice President         November 17, 2000
R. DAVID ALEXANDER, JR.    and Director (Chief
                           Operating Officer

GEORGE R. MAHONEY, JR.     Executive Vice President         November 17, 2000
GEORGE R. MAHONEY, JR.     and Director

C. MARTIN SOWERS           Senior Vice President-           November 17, 2000
C. MARTIN SOWERS           Finance (Principal
                           Accounting Officer)

MARK R. BERNSTEIN          Director                         November 17, 2000
MARK R. BERNSTEIN

SHARON ALLRED DECKER       Director                         November 17, 2000
SHARON ALLRED DECKER

JAMES H. HANCE, JR.        Director                         November 17, 2000
JAMES H. HANCE, JR.

JAMES G. MARTIN            Director                         November 17, 2000
JAMES G. MARTIN