Form 10-Q
period 2000-11-25
FAMILY DOLLAR STORES INC
filed 2001-01-05
CIK 34408

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended November 25, 2000

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

              Class                    Outstanding at December 31, 2000
   Common Stock, $.10 par value                  171,281,367 shares

	FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                           INDEX


                                                            Page No.

Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

           Consolidated Condensed Balance Sheets -
             November 25, 2000 and August 26, 2000              2

           Consolidated Condensed Statements of Income -
             Quarters Ended November 25, 2000 and
             November 27, 1999                                  3

           Consolidated Condensed Statements of Cash Flows -
             Quarters Ended November 25, 2000 and
             November 27, 1999                                  4

           Notes to Consolidated Condensed Financial
             Statements                                       5-7

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8-10

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K                    11

  Signatures                                                   11



               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                           November 25,       August 26,
                                              2000              2000

                                  Assets
Current assets:
  Cash and cash equivalents (Note 2)   $      207,220    $   43,558,010
  Merchandise inventories                 692,759,443       644,614,067
  Deferred income taxes                    49,533,130        51,563,225
  Prepayments and other current assets     19,983,888        10,937,390
    Total current assets                  762,483,681       750,672,692

Property and equipment, net               515,633,427       487,585,296

Other assets                                7,253,805         5,456,363

                                       $1,285,370,913    $1,243,714,351






                  Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 3)               $   36,700,000    $          -
  Accounts payable and accrued
    liabilities                           356,468,917       404,840,303
  Income taxes payable                     26,883,853         7,176,816
    Total current liabilities             420,052,770       412,017,119

Deferred income taxes                      34,106,620        33,732,753

Shareholders' equity (Notes 4 and 5):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 183,751,848 shares at
    November 25, 2000 and 183,636,698
    shares at August 26, 2000              18,375,185        18,363,670
  Capital in excess of par                 29,710,450        28,516,899
  Retained earnings                       828,081,434       796,039,456
                                          876,167,069       842,920,025
  Less common stock held in treasury,
    at cost (12,504,786 shares at
    November 25, 2000 and
    August 26, 2000 (Note 5)               44,955,546        44,955,546
      Total shareholders' equity          831,211,523       797,964,479

                                       $1,285,370,913    $1,243,714,351

  See notes to consolidated condensed financial statements.



              FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Unaudited)
                                                Quarters Ended
                                        November 25,      November 27,
                                           2000              1999

Net sales                                  $ 820,147,681     $ 713,520,628

Costs and expenses:
  Cost of sales                              535,734,060       466,179,823
  Selling, general and
    administrative expenses                  219,175,781       189,757,284
                                             754,909,841       655,937,107

Income before provision
  for taxes on income                         65,237,840        57,583,521
Provision for taxes on income                 23,776,600        21,000,000

Net income                                 $  41,461,240     $  36,583,521


Net income per common share-Basic
    (Note 5)                                       $0.24             $0.21

Average shares-Basic (Note 5)                171,177,121       172,804,326

Net income per common share - Diluted
    (Note 5)                                       $0.24             $0.21

Average shares-Diluted (Note 5)              172,062,110       173,994,669

Dividends per common share                      $.05 1/2              $.05

See notes to consolidated condensed financial statements.




               FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
CAPTION>
                                                     Quarters Ended
                                               November 25,  November 27,
                                                   2000          1999

Cash flows from operating activities:
  Net income                                  $41,461,240    $36,583,521
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization              14,914,084     12,800,556
    Deferred income taxes                       2,403,962        375,000
    Loss on disposition of property
      and equipment                                30,682          4,354
    Changes in operating assets and liabilities:
      Inventories                             (48,145,376)   (25,884,656)
      Prepayments and other current assets     (9,046,498)    (4,605,983)
      Other assets                             (1,797,442)       116,177
      Accounts payable and accrued
        liabilities                           (48,377,632)   (15,018,741)
      Income taxes payable                     19,707,037     16,895,748
                                              (28,849,943)    21,265,976
Cash flows from investing activities:
    Capital expenditures                      (43,081,492)   (38,603,880)
    Proceeds from dispositions of
      property and equipment                       88,595         19,794
                                              (42,992,897)   (38,584,086)
Cash flows from financing activities:
    Net notes payable borrowings               36,700,000             -
    Purchases of common stock for treasury             -        (940,745)
    Exercise of employee stock options          1,205,066      1,543,529
    Payment of dividends                       (9,413,016)    (8,637,543)
                                               28,492,050     (8,034,759)

Net change in cash and cash equivalents       (43,350,790)   (25,352,869)

Cash and cash equivalents at beginning
  of period                                    43,558,010     95,301,411

Cash and cash equivalents at end of period    $   207,220   $ 69,948,542

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                  $   491,302   $        -
    Income taxes                                1,224,273      2,930,602

See notes to consolidated condensed financial statements.


         FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 25, 2000, and the results of operations and the cash flows for the quarters ended November 25, 2000, and November 27,
     1999.

     The results of operations for the quarter ended
     November 25, 2000, are not necessarily indicative of the results to be expected for the full year.

2. The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents." The carrying amount of the Company's cash equivalents approximates fair value due to the short maturities of these investments.

3. The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity.
     The lines of credit expire on March 31, 2002,and
     March 27, 2001, respectively, and the Company expects that the line expiring on March 27, 2001, will be extended. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The Company may convert up to $50,000,000 of the line of credit expiring March 31, 2002, into either a five or seven year term loan, at the bank's variable prime rate. At November 25, 2000, the Company had $36,700,000 of outstanding notes payable under these lines of credit.

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



    The following is a summary of transactions under the plan during the quarters ended November 25, 2000, and November 27, 1999.


                                                Quarters Ended
                                November 25, 2000              November 27, 1999

                       Number of                        Number of
                       shares         Option price      shares         Option price
                       under option   per share         under option   per share

Outstanding-beginning   4,168,775     $ 3.83-$24.75     3,910,750     $ 3.83-$24.75
   Granted              1,221,750     $17.56-$19.00       742,850     $17.50-$21.75
   Exercised             (115,150)    $ 3.83-$17.50      (133,445)    $ 3.83-$11.38
   Cancelled              (51,750)                        (11,700)
Outstanding-ending      5,223,625     $ 4.17-$24.75     4,508,455     $ 3.83-$24.75


     At November 25, 2000, options to purchase 1,839,882 shares were exercisable at prices ranging from $4.17 to $20.75 per share, and at November 27, 1999, options to purchase 1,341,256 shares were exercisable at prices ranging from $3.83 to $11.38 per share.

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

     On November 5, 1999, the Company announced that the Board of Directors had authorized the purchase of up to 5,000,000 shares of its outstanding Common Stock from time to time as market conditions warrant. As of November 25, 2000, the Company had purchased in the open market, 2,148,000 shares at a cost of $33,611,352. No shares were purchased during the quarter ended November 25, 2000.

The following table sets forth the computation of basic and diluted net income per common share:

                                                    Quarter Ended
                                            November 25,     November 27,
                                                2000             1999

Basic Net Income Per Share:

Net Income                                 $ 41,461,240     $ 36,583,521
Weighted Average Number of Shares
   Outstanding                              171,177,121      172,804,326

Net Income Per Common Share - Basic                $.24             $.21

Diluted Net Income Per Share:

Net Income                                 $ 41,461,240     $ 36,583,521

Weighted Average Number of Shares
   Outstanding                              171,177,121      172,804,326

Effect of Dilutive Securities -
   Stock Options                                884,989        1,190,343
Average Shares - Diluted                    172,062,110      173,994,669

Net Income Per Common Share - Diluted              $.24             $.21


                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FINANCIAL CONDITION

     The Company's working capital increased $3.7 million from $338.7 million at August 26, 2000 to $342.4 million at November 25, 2000. Changes in working capital and cash and cash equivalents during the first quarter of fiscal 2001 and 2000 were primarily the result of earnings, seasonal increases in merchandise inventories, and capital expenditures. Seasonal increases in merchandise inventories also contributed in the first quarter of fiscal 2001 to an increase in notes payable.

     Capital expenditures for the quarter ended November 25, 2000, were approximately $43.1 million, and are currently expected to be approximately $165 million for fiscal 2001. The majority of planned capital expenditures for fiscal 2001 is related to the Company's new store expansion, including construction of an increased number of stores, existing store expansion, relocation and renovation and to the start of construction of a new full-service distribution center in the spring of 2001. The new store expansion will require additional investment in merchandise inventories. In fiscal 2001, the Company currently expects to open approximately 500 stores and close approximately 50 stores for a net addition of approximately 450 stores, compared with the opening of 406 stores and closing of 41 stores for a net addition of 365 stores in fiscal 2000. The Company also currently plans to expand or relocate approximately 200 stores and renovate approximately 200 stores in fiscal 2001, compared with the expansion or relocation of 153 stores and renovation of 125 stores in fiscal 2000. In the first quarter of fiscal 2001, the Company opened 138 stores, closed 10 stores, expanded or relocated 46 stores and renovated 51 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

     On November 5, 1999, the Company announced that the Board of Directors had authorized the purchase of up to 5,000,000 shares of its outstanding Common Stock from time to time as market conditions warrant. As of November 25, 2000, the Company had purchased in the open market, 2,148,000 shares at a cost of $33,611,352. No shares were purchased during the quarter ended November 25, 2000.

                          RESULTS OF OPERATIONS
NET SALES

     Net sales increased 14.9% in the quarter ended November 25, 2000, as compared with an increase of 13.6% in the quarter ended November 27, 1999. The sales increase in the first quarter was achieved despite the fact that the Company eliminated an advertising circular during the quarter. The increase was attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program. Sales in existing stores increased 4.6% in the quarter ended November 25, 2000, as compared with the similar period in the prior fiscal year, with sales of hardlines merchandise increasing approximately 9.1% and sales of softlines merchandise decreasing approximately 6.7%. Hardlines as a percent of total sales increased to approximately 74.5% in the first quarter of fiscal 2001, compared to 71.4% in the first quarter of 2000. Softlines as a percentage of sales decreased to 25.5% in the first quarter of fiscal 2001 (with hanging apparel and shoes representing 13.0%, basic apparel 5.1% and domestics 7.4%) compared to 28.6% in fiscal 2000 (with hanging apparel and shoes representing 15.1%, basic apparel 5.6% and domestics 7.9%). The space reallocation program that began in the fourth quarter of fiscal 2000 dedicated more selling space to hardlines, including name brand, basic consumable merchandise and reduced space for hanging apparel. This program was completed in all stores in October 2000 and the Company expects the shift in the merchandise mix to hardlines to continue in fiscal 2001. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares, giftware, toys, school supplies, hardware and automotive supplies. Softlines merchandise includes men's, women's, boys', girls' and infants' clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

     The average number of stores open during the first quarter of fiscal 2001 was 11.7% more than during the first quarter of fiscal 2000. The Company had 3,816 stores in operation at November 25, 2000, as compared with 3,395 stores in operation at November 27, 1999, representing an increase of approximately 12.4%.


COST OF SALES

     Cost of sales increased 14.9% in the quarter ended November 25, 2000, as compared with the quarter ended November 27, 1999. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.3% in the quarters ended November 25, 2000 and November 27, 1999. The cost of sales percentage for the quarter remained unchanged as sales gains in higher margin hardlines departments such as giftware, housewares, and stationery largely offset the adverse margin impact of increased sales of basic consumables and lower sales of apparel. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 15.5% in the quarter ended November 25, 2000, as compared with the quarter ended November 27, 1999. The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 26.7% in the quarter ended November 25, 2000, as compared with 26.6% in the quarter ended November 27, 1999. The slight increase in the selling, general and administrative expenses as a percentage of net sales was due primarily to additional costs related to the completion of the space reallocation program in existing stores, a significant increase in the number of new store openings, and higher store occupancy costs, which more than offset the savings from the elimination of an advertising circular.


PROVISION FOR TAXES ON INCOME

     The effective tax rate was 36.5% for the quarters ended November 25, 2000, and November 27, 1999.


FORWARD-LOOKING STATEMENTS

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, and other aspects of the Company's business and operations. The Company cautions that a number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, changes in consumer demand and product mix, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company's costs, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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


                                       FAMILY DOLLAR STORES, INC.
                                             (Registrant)


Date: January 5, 2001                /s/ R. JAMES KELLY
                                     R. JAMES KELLY
                                     Vice Chairman


Date: January 5, 2001                /s/ C. MARTIN SOWERS
                                     C. MARTIN SOWERS
                                     Senior Vice President-Finance