Form 10-Q
period 2001-04-11
FAMILY DOLLAR STORES INC
filed 2001-04-11
CIK 34408

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ___________________
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 3, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ___________________

                         Commission File Number 1-6807

                           FAMILY DOLLAR STORES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                               56-0942963
______________________________________    ______________________________________
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

                     P. O. Box 1017, 10401 Old Monroe Road
                      Charlotte, North Carolina 28201-1017
                    (Address of principal executive offices)

               Registrant's telephone number, including area code
                                  704-847-6961

                               ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at March 31, 2001
______________________________________    ______________________________________
   Common Stock, $.10 par value                    171,724,414 shares

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                                     INDEX

                                                                      Page No.
                                                                      -------
Part I - Financial Information

     Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            March 3, 2001 and August 26, 2000 .............................  2

          Consolidated Condensed Statements of Income -
            Quarter Ended March 3, 2001 and
            February 26, 2000 .............................................  3

          Consolidated Condensed Statements of Income -
            First Half Ended March 3, 2001 and
            February 26, 2000 .............................................  4

          Consolidated Condensed Statements of Cash Flows -
            First Half Ended March 3, 2001 and
            February 26, 2000 .............................................  5

          Notes to Consolidated Condensed Financial
            Statements .................................................... 6-8

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations ................................................ 9-12

Part II - Other Information and Signatures

     Item 4 - Submission of Matters to a Vote of .......................... 13
              Security Holders

     Item 6 - Exhibits and Reports on Form 8-K ............................ 13

     Signatures ........................................................... 14

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                               -------------------------------
                                                  March 3,          August 26,
                                                    2001               2000
                                                -------------     ------------
                            Assets
Current assets:
  Cash and cash equivalents (Note 2)            $  44,042,880   $   43,558,010
  Merchandise inventories                         625,465,782      644,614,067
  Deferred income taxes                            51,705,041       51,563,225
  Prepayments and other current assets             14,640,342       10,937,390
                                                  -----------     ------------
    Total current assets                          735,854,045      750,672,692

Property and equipment, net                       533,863,451      487,585,296

Other assets                                        5,797,006        5,456,363
                                                -------------     ------------

                                               $1,275,514,502   $1,243,714,351
                                               ==============   ==============

                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                                $  335,792,984   $  404,840,303
  Income taxes payable                             16,984,030        7,176,816
                                                 ------------     ------------
    Total current liabilities                     352,777,014      412,017,119
                                                 ------------     ------------

Deferred income taxes                              35,561,433       33,732,753
                                                 ------------     ------------

Shareholders equity (Notes 5 and 6):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 184,213,418 shares at
    March 3, 2001 and 183,636,698
    shares at August 26, 2000                      18,421,342       18,363,670
  Capital in excess of par                         35,471,498       28,516,899
  Retained earnings                               878,232,166      796,039,456
                                                 ------------     ------------
                                                  932,125,006      842,920,025
  Less common stock held in treasury,
    at cost (12,502,954 shares at
    March 3, 2001 and 12,504,786 at
    August 26, 2000 (Note 6))                      44,948,951       44,955,546
                                                  -----------     ------------

      Total shareholders' equity                  887,176,055      797,964,479
                                                 ------------     ------------

                                               $1,275,514,502   $1,243,714,351
                                               ==============   ==============

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Quarter Ended
                                                ------------------------------
                                                    March 3,      February 26,
                                                     2001           2000
                                                -------------    -------------

Net sales                                      $1,037,367,307    $858,500,258

Costs and expenses:
  Cost of sales                                   698,908,260     574,365,339
  Selling, general and
    administrative expenses                       243,247,321     197,554,307
                                                 ------------    ------------
                                                  942,155,581     771,919,646
                                                 ------------    ------------
Income before provision
  for taxes on income                              95,211,726      86,580,612

Provision for taxes on income                      34,757,200      31,600,000
                                                 ------------    ------------

Net income                                       $ 60,454,526    $ 54,980,612
                                                 ============    ============

Net income per common share - Basic
   (Note 6)                                            $ 0.35          $ 0.32
                                                       ======          ======

Average shares - Basic (Note 6)                   171,458,961     171,682,611
                                                 ============    ============

Net income per common share - Diluted
    (Note 6)                                           $ 0.35          $ 0.32
                                                       ======          ======

Average shares - Diluted (Note 6)                 172,681,937     172,552,907
                                                 ============     ===========

Dividends per common share                              $ .06       $ .05 1/2
                                                        =====       =========

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      First Half Ended
                                              -------------------------------
                                                  March 3,       February 26,
                                                    2001             2000
                                              --------------  ---------------

Net sales                                      $1,857,514,988  $1,572,020,886

Costs and expenses:
  Cost of sales                                 1,234,642,320   1,040,545,162
  Selling, general and
    administrative expenses                       462,423,102     387,311,591
                                                -------------   -------------
                                                1,697,065,422   1,427,856,753
                                                -------------   -------------
Income before provision for
taxes on income                                   160,449,566     144,164,133

Provision for taxes on income                      58,533,800      52,600,000
                                                 ------------    ------------

Net income                                       $101,915,766    $ 91,564,133
                                                 ============    ============

Net income per common share - Basic (Note 6)            $0.59          $ 0.53
                                                        =====          ======

Average shares - Basic (Note 6)                   171,323,260     172,243,469
                                                  ===========     ===========

Net income per common share - Diluted (Note 6)          $0.59           $0.53
                                                        =====           =====

Average shares - Diluted (Note 6)                 172,392,090     173,266,669
                                                  ===========    ============

Dividends per common share                          $ .11 1/2       $ .10 1/2
                                                    =========      ==========

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     First Half Ended
                                                   --------------------------
                                                    March 3,     February 26,
                                                      2001           2000
                                                  ------------  -------------

Cash flows from operating activities:
  Net income                                     $101,915,766    $ 91,564,133
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization                  31,782,475      26,190,882
    Deferred income taxes                           1,686,864       2,288,553
    (Gain) Loss on disposition of property
      and equipment                                (1,071,111)          9,012
    Changes in operating assets and liabilities:
      Inventories                                  19,148,285      47,281,922
      Prepayments and other current assets         (3,702,952)        702,734
      Other assets                                   (340,643)     (1,126,464)
      Accounts payable and accrued
        liabilities                               (69,936,821)    (28,315,357)
       Income taxes payable                         9,807,214       9,616,364
                                                  -----------     -----------
                                                   89,289,077     148,211,779
                                                  -----------     -----------

Cash flows from investing activities:
    Capital expenditures                          (78,947,273)    (78,791,824)
    Proceeds from dispositions of
      property and equipment                        1,957,754         443,067
                                                 ------------      ----------
                                                  (76,989,519)    (78,348,757)
                                                 ------------    -----------

Cash flows from financing activities:
    Purchases/reissue of common stock for
    treasury                                            6,595     (29,932,601)
    Exercise of employee stock options              7,012,271       4,060,201
    Payment of dividends                          (18,833,554)    (17,260,336)
                                                 ------------    ------------
                                                  (11,814,688)    (43,132,736)
                                                 ------------    ------------

Net change in cash and cash equivalents               484,870      26,730,286

Cash and cash equivalents at beginning
  of period                                        43,558,010      95,301,411
                                                  -----------     -----------

Cash and cash equivalents at end of period       $ 44,042,880    $122,031,697
                                                 ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                     $    553,734    $          -
    Income taxes                                   43,905,626      38,626,124

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 3, 2001, and the results of operations for the quarter and first half ended March 3, 2001, and February 26, 2000, and the cash flows for the first half ended March 3, 2001, and February 26, 2000.

     The results of operations for the first half ended March 3, 2001 are not necessarily indicative of the results to be expected for the full year. The calendar followed by the Company and most retailers included a non-comparative fifth week in January resulting in an extra week in this year's second quarter.

     The Company manages its business on the basis of one reportable segment.

2.   The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents." The carrying amount of the Company's cash equivalents approximates fair value due to the short maturities of these investments.

3.   The preparation of the Company's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4.   The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $50,000,000 each, or $100,000,000 of total borrowing capacity. The lines of credit expire on March 31, 2002 and June 25, 2001, respectively, and the Company expects that the line expiring on June 25,
     2001, will be extended. Borrowings under these lines of credit are at a variable interest rate based on short-term market interest rates. The
     Company may convert up to $50,000,000 of the line of credit expiring March
     31, 2002, into either a five or seven year term loan, at the bank's variable prime rate.

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

     The following is a summary of transactions under the plan during the first half ended March 3, 2001 and February 26, 2000.

                                            First Half Ended
                      -------------------------------------------------------------
                             March 3, 2001                  February 26, 2000
                      -------------------------------------------------------------
                       Number of                        Number of
                       shares         Option price      shares         Option price
                       under option   per share         under option   per share
                      --------------  -------------     ------------   ------------

Outstanding-beginning   4,168,775     $ 3.83-$24.75     3,910,750     $ 3.83-$24.75
   Granted              1,271,550     $17.50-$25.50       783,300     $14.75-$21.75
   Exercised             (576,720)    $ 3.83-$18.75      (402,350)    $ 3.83-$11.38
   Cancelled              (76,770)                        (60,160)
                      ------------                      ----------
Outstanding-ending      4,786,835     $ 5.00-$25.50     4,231,540     $ 3.83-$24.75
                      ============                     ===========

Exercisable options     1,681,792     $ 5.00-$21.50     1,347,048     $ 3.83-$17.50
                      ============                     ===========

6.   Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.

     On November 5, 1999, the Company announced that the Board of Directors had authorized the purchase of up to 5,000,000 shares of its outstanding Common
     Stock from time to time as market conditions warrant. As of March 3, 2001, the Company had purchased in the open market, 2,148,000 shares at a cost of
     $33,611,352. No shares were purchased during the first half ended March 3,
     2001.

     The following table sets forth the computation of basic and diluted net income per common share:

                                                           Quarter Ended
                                               -------------------------------
                                                   March 3,    February 26,
                                                     2001          2000
                                               --------------- ---------------

Basic Net Income Per Share:

Net Income                                        $60,454,526     $54,980,612
                                                  ===========     ===========
Weighted Average Number of Shares
   Outstanding                                    171,458,961     171,682,611
                                                  ===========     ===========

Net Income Per Common Share - Basic                     $ .35           $ .32
                                                        =====           =====

Diluted Net Income Per Share:

Net Income                                        $60,454,526     $54,980,612
                                                  ===========     ===========

Weighted Average Number of Shares
   Outstanding                                    171,458,961     171,682,611

Effect of Dilutive Securities -
   Stock Options                                    1,222,976         870,296
                                                  -----------     -----------
Average Shares - Diluted                          172,681,937     172,552,907
                                                  ===========     ===========

Net Income Per Common Share - Diluted                   $ .35           $ .32
                                                        =====           =====

                                                     First Half Ended
                                                -----------------------------
                                                   March 3,      February 26,
                                                       2001            2000
                                                -------------   -------------

Basic Net Income Per Share:

Net Income                                       $101,915,766     $91,564,133
                                                 ============     ===========

Weighted Average Number of Shares
   Outstanding                                    171,323,260     172,243,469
                                                 ============     ===========

Net Income Per Common Share - Basic                     $ .59           $ .53
                                                        =====           =====

Diluted Net Income Per Share:

Net Income                                       $101,915,766     $91,564,133
                                                 ============     ===========

Weighted Average Number of Shares
   Outstanding                                    171,323,260     172,243,469

Effect of Dilutive Securities -
   Stock Options                                    1,068,830       1,023,200
                                                 ------------     -----------
Average Shares - Diluted                          172,392,090     173,266,669
                                                 ============     ===========

Net Income Per Common Share - Diluted                   $ .59           $ .53
                                                        =====           =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

     At March 3, 2001, the Company had working capital of $383.1 million with cash and cash equivalents of approximately $44.0 million and no outstanding borrowings. Operating activities generated cash of approximately $89.3 million during the first half of fiscal 2001 versus approximately $148.2 million during the first half of fiscal 2000. Changes in working capital and cash and cash equivalents in fiscal 200l and 2000 were primarily the result of earnings, capital expenditures, and changes in the flow of seasonal merchandise. The
Company annually builds inventory for the December holiday season. On a relative basis, approximately $60 million of this build up for December 1999 occurred prior to the start of fiscal 2000, whereas most of this increase for December
2000 occurred after the start of fiscal 2001. Notwithstanding seasonal flows, the Company has been experiencing gradual inventory increases due to additional stores and distribution centers.
     Capital expenditures for the first half ended March 3, 2001, were approximately $78.9 million, and are currently expected to be approximately $165 to $175 million for fiscal 2001. The majority of planned capital expenditures for fiscal 2001 is related to the Company's new store expansion, including construction of an increased number of stores; existing store expansion, relocation and renovation; and to the start of construction of a new full-service distribution center in Maquoketa, Iowa in the spring of 2001. The new store expansion will require additional investment in merchandise inventories. In fiscal 2001, the Company currently expects to open approximately
500 stores and close approximately 50 stores for a net addition of approximately
450 stores, compared with the opening of 406 stores and closing of 41 stores for a net addition of 365 stores in fiscal 2000. The Company also currently plans to expand or relocate approximately 200 stores and renovate approximately 200 stores in fiscal 2001, compared with the expansion or relocation of 153 stores and renovation of 125 stores in fiscal 2000. In the first half of fiscal 2001, the Company opened 249 stores, closed 31 stores, expanded or relocated 96 stores and renovated 80 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.
     On November 5, 1999, the Company announced that the Board of Directors had authorized the purchase of up to 5,000,000 shares of its outstanding Common
Stock from time to time as market conditions warrant. As of March 3, 2001, the
Company had purchased in the open market, 2,148,000 shares at a cost of
$33,611,352. No shares were purchased during the first half ended March 3, 2001.

                              Results of Operations
Net sales

     Net sales increased 20.8% in the quarter ended March 3, 2001, as compared with the quarter ended February 26, 2000, and increased 18.2% in the first half ended March 3, 2001, as compared with the first half ended February 26, 2000.
The calendar followed by the Company and most retailers included a non-comparative fifth week in January resulting in an extra week in this year's second quarter. Sales for the fifth week in January were approximately $66.5 million. In addition to the extra week in this year's second quarter, the sales increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program.
     Sales in existing stores increased 2.2% in the quarter ended March 3, 2001, above the comparable period in fiscal 2000, with sales of hardlines merchandise increasing approximately 5.8% and sales of softlines merchandise decreasing approximately 9.1%. Sales in existing stores increased 3.3% in the first half ended March 3, 2001, above the comparable period in fiscal 2000, with sales of hardlines merchandise increasing approximately 7.6% and sales of softlines merchandise decreasing 7.8%. Hardlines as a percentage of total sales increased to approximately 75.8% in the second quarter of fiscal 2001 compared to approximately 72.8% in the second quarter of fiscal 2000, and increased to approximately 75.2% in the first half of fiscal 2001 compared to approximately
72.2% in the first half of fiscal 2000. Softlines as a percentage of sales decreased to 24.2 % in the second quarter of fiscal 2001 (with hanging apparel and shoes representing 11.6%, basic apparel 5.1% and domestics 7.5%) compared to 27.2% in the second quarter of fiscal 2000 (with hanging apparel and shoes representing 13.9%, basic apparel 5.6% and domestics 7.7%). Softlines as a percentage of sales decreased to 24.8% in the first half of fiscal 2001 (with hanging apparel and shoes representing 12.3%, basic apparel 5.1% and domestics
7.4%) compared to 27.8% in the first half of fiscal 2000 (with hanging apparel and shoes representing 14.4%, basic apparel 5.6% and domestics 7.8%). The space reallocation program completed in all stores in October 2000 dedicated more selling space to hardlines, including name brand, basic consumable merchandise and reduced space for hanging apparel by approximately 15% to 20% percent. The
Company expects the shift in the merchandise mix to hardlines to continue in fiscal 2001.
     Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.
     The sales increases for the first half of fiscal 2001 were achieved despite the elimination of an advertising circular distributed last year in the first quarter. The Company will also eliminate an advertising circular that was distributed last year at the end of March and beginning of April. This will adversely impact sales in the March reporting period but produce expense savings and reduce the number of advertising circulars distributed by the Company this fiscal year to three. For the balance of fiscal 2001, the Company's current plan is for sales in existing stores to increase in the 3% to 5% range.
     The average number of stores open during the first half of fiscal 2001 was
12.3% more than during the first half of fiscal 2000. The Company had 3,907 stores in operation at March 3, 2001, as compared with 3,447 stores in operation at February 26, 2000, representing an increase of approximately 13.3%.

Cost of Sales

     Cost of sales increased 21.7% in the quarter ended March 3, 2001, as compared with the quarter ended February 26, 2000, and increased 18.7% in the first half ended March 3, 2001, as compared to the first half ended February 26,
2000. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 67.4% in the quarter ended March 3, 2001, compared with 66.9% in the quarter ended February 26, 2000, and was 66.5% in the first half ended March 3, 2001, compared with 66.2% in the first half ended February 26, 2000. The increases in the cost of sales percentages for the quarter and the first half of fiscal 2001 were due primarily to the adverse margin impact of increased sales of basic consumables and lower sales at full price of apparel and seasonal merchandise. The cost of sales percentage in the second half of fiscal 2001 is expected to continue to increase modestly compared to the percentage in the second half of fiscal 2000. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased 23.1% in the quarter ended March 3, 2001, as compared with the quarter ended February 26, 2000, and increased 19.4% in the first half ended March 3, 2001, as compared with the first half ended February 26, 2000. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation and to the extra week of operations included in the periods in fiscal 2001. Selling, general and administrative expenses, as a percentage of net sales, were 23.4% in the quarter ended March 3, 2001, as compared with 23.0%
in the quarter ended February 26, 2000, and were 24.9% in the first half ended
March 3, 2001, as compared with 24.6% in the first half ended February 26, 2000.
The increase in the percentages for the quarter and first half ended March 3,
2001 were due primarily to the significant increase in the number of new store openings, additional costs related to the completion of the space reallocation program in existing stores and to an increase in utility and insurance costs.
These costs more than offset the savings from the elimination of an advertising circular in the first quarter and the expense leverage from the extra week of sales in the second quarter.
     Based on the current plan for sales in existing stores for the second half of fiscal 2001, selling, general and administrative expenses as a percentage of net sales are expected to be at about the same level or to decrease slightly compared to the percentage in the second half of fiscal 2000.

Provision for taxes on income

     The effective tax rate was 36.5% for the quarters and first halves ended
March 3, 2001 and February 26, 2000.

Forward-Looking Statements

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements address the Company's plans and activities or events which the Company expects will or may occur in the future. A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, changes in consumer demand and product mix, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company's costs, and the effects of legislation on wage levels and entitlement programs.
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

                           PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            At the Annual Meeting of Stockholders of the Company held January
            18, 2001, stockholders voted to:

     (a)    Elect to the Board of Directors of the Company the eight nominees named in the Proxy Statement for the Annual Meeting as follows:

                                   Shares           Shares Witholding
Nominee                          Voting For         Authority to Vote
----------------------          -----------         -----------------

Leon Levine                     157,710,584             3,534,607
Howard R. Levine                157,058,793             4,186,398
R. James Kelly                  157,714,959             3,530,232
R. David Alexander, Jr.         157,714,959             3,530,232
George R. Mahoney, Jr.          157,713,825             3,531,366
Mark R. Bernstein               153,780,747             7,464,444
Sharon Allred Decker            157,665,536             3,579,655
James H. Hance, Jr.             157,057,623             4,187,568
James G. Martin                 157,685,255             3,559,936

     (b)    Ratify the action of the Board of Directors in selecting
            PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company and its
            subsidiaries for the year ending September 1, 2001, with 160,584,770 shares voted for, 618,036 shares against and 42,385 shares abstaining.

Item 6.Exhibits and Reports on Form 8-K

     (a)    Exhibits filed herewith:

            10  (i)     Amendment dated as of February 28, 2001,
                        among Bank of America, N.A., the Company
                        and Family Dollar, Inc., amending Credit
                        Agreement dated as of March 31, 1996, as
                        amended.

           *10  (ii)    Family Dollar 2000 Outside Directors Plan,
                        as amended as of January 18, 2001.

            11 Statements Re: Computations of Per Share Earnings

     (b)    Reports on Form 8-K - None

     *Exhibit represents a compensatory plan

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FAMILY DOLLAR STORES, INC.
                                     --------------------------------
                                               (Registrant)

Date: April 3, 2001                  /s/ R. James Kelly
-------------------                  --------------------------------
                                         R. JAMES KELLY
                                         Vice Chairman

Date: April 3, 2001                  /s/ C. Martin Sowers
-------------------                  --------------------------------
                                         C. MARTIN SOWERS
                                         Senior Vice President-Finance

