Form 10-Q
period 2001-06-02
FAMILY DOLLAR STORES INC
filed 2001-07-10
CIK 34408

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ____________________
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 2, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ____________________

                         Commission File Number 1-6807

                           FAMILY DOLLAR STORES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                               56-0942963
 ____________________________________    ___________________________________
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

                               ____________________

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

              Class                           Outstanding at July 2, 2001
____________________________________    ___________________________________
   Common Stock, $.10 par value                    171,813,999 shares

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
________________________________________________________________________________
Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets -
            June 2, 2001 and August 26, 2000 ..............................    2

          Consolidated Condensed Statements of Income -
            Quarter Ended June 2, 2001 and May 27, 2000 ...................    3

          Consolidated Condensed Statements of Income -
            Three Quarters Ended June 2, 2001 and May 27, 2000 ............    4

          Consolidated Condensed Statements of Cash Flows -
            Three Quarters Ended June 2, 2001 and May 27, 2000 ............    5

          Notes to Consolidated Condensed Financial Statements ............  6-8

  Item 2 - Management's Discussion and Analysis of

          Financial Condition and Results of Operations ................... 9-12

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K ...............................   13

  Signatures ..............................................................   13

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Unaudited)

                                                -------------------------------
                                                    June 2,      August 26,
                                                     2001          2000
                                                --------------- ---------------

                                            Assets
Current assets:
  Cash and cash equivalents (Note 2)            $   37,682,229   $   43,558,010
  Merchandise inventories                          665,598,497      644,614,067
  Deferred income taxes                             45,524,849       51,563,225
  Prepayments and other current assets              12,825,632       10,937,390
                                                   -----------      -----------
    Total current assets                           761,631,207      750,672,692

Property and equipment, net                        557,138,951      487,585,296

Other assets                                         7,255,735        5,456,363
                                                   -----------      -----------

                                                $1,326,025,893   $1,243,714,351
                                                ==============   ==============

                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued
    liabilities                                 $  349,624,911   $  404,840,303
  Income taxes payable                               1,761,308        7,176,816
                                                   -----------      -----------
    Total current liabilities                      351,386,219      412,017,119
                                                   -----------      -----------

Deferred income taxes                               43,204,569       33,732,753
                                                   -----------      -----------

Shareholders' equity (Notes 5 and 6):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 184,283,800 shares at
    June 2, 2001 and 183,636,698 shares
    at August 26, 2000                              18,428,380       18,363,670
  Capital in excess of par                          36,541,830       28,516,899
  Retained earnings                                921,413,846      796,039,456
                                                   -----------      -----------
                                                   976,384,056      842,920,025
  Less common stock held in treasury,
    at cost 12,502,954 shares at
    June 2, 2001 and 12,504,786 shares at
    August 26, 2000 (Note 6)                        44,948,951       44,955,546
                                                   -----------      -----------

      Total shareholders' equity                   931,435,105      797,964,479
                                                   -----------      -----------

                                                $1,326,025,893   $1,243,714,351
                                                ==============   ==============

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                          Quarter Ended
                                                -------------------------------
                                                      June 2,        May 27,
                                                       2001           2000
                                                --------------- ---------------

Net sales                                           $887,037,338   $770,775,831

Costs and expenses:
  Cost of sales                                      574,604,937    498,341,999
  Selling, general and
    administrative expenses                          228,197,825    193,437,710
                                                     -----------    -----------
                                                     802,802,762    691,779,709
                                                     -----------    -----------
Income before provision
  for taxes on income                                 84,234,576     78,996,122

Provision for taxes on income                         30,745,600     28,865,200
                                                     -----------    -----------

Net income                                          $ 53,488,976   $ 50,130,922
                                                    ============   ============

Net income per common share - Basic
   (Note 6)                                         $       0.31   $       0.29
                                                    ============   ============

Average shares - Basic (Note 6)                      171,740,023    171,133,686
                                                    ============   ============

Net income per common share - Diluted
    (Note 6)                                        $       0.31   $       0.29
                                                    ============   ============

Average shares - Diluted (Note 6)                    173,028,565    172,110,443
                                                    ============   ============

Dividends per common share                          $        .06      $ .05 1/2
                                                    ============   ============

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                       Three Quarters Ended
                                                -------------------------------
                                                      June 2,        May 27,
                                                       2001           2000
                                                --------------- ---------------

Net sales                                        $2,744,552,326   $2,342,796,717

Costs and expenses
  Cost of sales                                   1,809,247,257    1,538,887,161
  Selling, general and
    administrative expenses                         690,620,927      580,749,301
                                                  -------------    -------------
                                                  2,499,868,184    2,119,636,462
                                                  -------------    -------------
Income before provision for
   taxes on income                                  244,684,142      223,160,255

Provision for taxes on income                        89,279,400       81,465,200
                                                  -------------    -------------
Net income                                       $  155,404,742   $  141,695,055
                                                 ==============   ==============

Net income per common share - Basic
   (Note 6)                                      $         0.91   $         0.82
                                                 ==============   ==============

Average shares - Basic (Note 6)                     171,458,708      171,873,775
                                                 ==============   ==============

Net income per common share - Diluted
   (Note 6)                                      $         0.90   $         0.82
                                                 ==============   ==============

Average shares - Diluted (Note 6)                   172,615,613      172,878,087
                                                 ==============   ==============

Dividends per common share                       $         .175   $          .16
                                                 ==============   ==============

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Quarters Ended
                                                   -------------------------------
                                                         June 2,        May 27,
                                                          2001           2000
                                                   --------------- ---------------

Cash flows from operating activities:
  Net income                                        $ 155,404,742    $ 141,695,055
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization                      49,569,534       39,927,105
    Deferred income taxes                              15,510,192        1,054,494
    (Gain) Loss on disposition of property
      and equipment                                    (1,094,247)          11,750
    Changes in operating assets and liabilities:
      Inventories                                     (20,984,430)      (5,558,069)
      Prepayments and other current assets             (1,888,242)      (2,593,441)
      Other assets                                     (1,799,372)      (3,086,373)
      Accounts payable and accrued
        liabilities                                   (56,109,561)     (16,736,322)
      Income taxes payable                             (5,415,508)       4,876,028
                                                      -----------      -----------
                                                      133,193,108      159,590,227
                                                      -----------      -----------
Cash flows from investing activities:
    Capital expenditures                             (120,210,954)    (120,146,402)
    Proceeds from dispositions of
      property and equipment                            2,182,012          640,743
                                                      -----------      -----------
                                                     (118,028,942)    (119,505,659)
                                                     ------------     ------------
Cash flows from financing activities:
    Purchases/reissue of common stock
      for treasury                                          6,595      (32,640,505)
    Exercise of employee stock options                  8,089,641        5,476,808
    Payment of dividends                              (29,136,183)     (26,697,299)
                                                      -----------      -----------
                                                      (21,039,947)     (53,860,996)
                                                      -----------      -----------
Net change in cash and cash equivalents                (5,875,781)     (13,776,428)

Cash and cash equivalents at beginning
  for period                                           43,558,010       95,301,411
                                                       -----------      -----------

Cash and cash equivalents at end of period          $  37,682,229    $  81,524,983
                                                     =============    =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $     553,734    $        --
    Income taxes                                       75,576,727       72,968,113

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   In the opinion of the  Company,  the  accompanying  unaudited  consolidated condensed financial statements contain all adjustments  (consisting of only normal  recurring  accruals)  necessary  to present  fairly  the  financial position as of June 2, 2001,  and the results of operations for the quarter and the three  quarters  ended June 2, 2001, and May 27, 2000, and the cash flows for the three quarters ended June 2, 2001, and May 27, 2000.

     The results of operations  for the three  quarters  ended June 2, 2001, are not necessarily indicative of the results to be expected for the full year.
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

4.   The Company has two unsecured bank lines of credit for short-term revolving borrowings of up to $75,000,000  each, or  $150,000,000  of total borrowing capacity.  The lines of credit  expire  on May 31,  2003 and May 30,  2002, respectively.  Borrowings  under  these  lines of credit  are at a variable interest rate based on short-term  market interest  rates.  The Company may convert up to $75,000,000 of the line of credit expiring May 31, 2003, into either a five or seven year term loan at the bank's variable prime rate.

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

     The following is a summary of transactions  under the plan during the three quarters ended June 2, 2001, and May 27, 2000.

                                          Three Quarters Ended
--------------------------------------------------------------------------------
                         June 2, 2001                     May 27, 2000
                     -----------------------------  ----------------------------
                      Number of                     Number of
                      shares         Option price   shares          Option price
                      under option   per share      under option    per share
--------------------------------------------------------------------------------

Outstanding-beginning   4,168,775    $ 3.83-$24.75   3,910,750     $ 3.83-$24.75
   Granted              1,313,300    $17.50-$27.25     812,000     $14.75-$21.75
   Exercised             (649,205)   $ 3.83-$18.75    (506,150)    $ 3.83-$17.38
   Cancelled             (122,770)                     (82,760)
                      ------------                   ----------
Outstanding-ending      4,710,100    $ 5.00-$27.25   4,133,840     $ 3.83-$24.75
                      ============                   ==========

Exercisable options     1,708,047    $ 5.00-$24.75   1,361,688     $ 3.83-$18.50
                      ============                   ==========

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

     On November 5, 1999, the company  announced that the Board of Directors had authorized the purchase of up to 5,000,000 shares of its outstanding Common
     Stock from time to time as market conditions  warrant.  As of June 2, 2001, the Company had purchased in the open market, 2,148,000 shares at a cost of
     $33,611,352.  No shares were purchased during the three quarters ended June
     2, 2001.

     The  following  table sets forth the  computation  of basic and diluted net income per common share:

                                                          Quarter Ended
                                                 -------------------------------
                                                       June 2,        May 27,
                                                        2001           2000
                                                 --------------- ---------------
Basic Net Income Per Share:

Net Income                                           $ 53,488,976   $ 50,130,922
                                                     ============   ============
Weighted Average Number of Shares
   Outstanding                                        171,740,023    171,133,686
                                                      ===========    ===========

Net Income Per Common Share - Basic                  $        .31   $        .29
                                                     ============   ============

Diluted Net Income Per Share:

Net Income                                           $ 53,488,976   $ 50,130,922
                                                     ============   ============

Weighted Average Number of Shares
   Outstanding                                        171,740,023    171,133,686

Effect of Dilutive Securities -
   Stock Options                                        1,288,542        976,757
                                                        ---------        -------
Average Shares - Diluted                              173,028,565    172,110,443
                                                      ===========    ===========

Net Income Per Common Share - Diluted                $        .31   $        .29
                                                     ============   ============

                                                        Three Quarters Ended
                                                 -------------------------------
                                                       June 2,        May 27,
                                                        2001           2000
                                                 --------------- ---------------

Basic Net Income Per Share:

Net Income                                           $155,404,742   $141,695,055
                                                     ============   ============

Weighted Average Number of Shares
   Outstanding                                        171,458,708    171,873,775
                                                      ===========    ===========

Net Income Per Common Share - Basic                  $        .91   $        .82
                                                     ============   ============

Diluted Net Income Per Share:

Net Income                                           $155,404,742   $141,695,055
                                                     ============   ============
Weighted Average Number of Shares
   Outstanding                                        171,458,708    171,873,775

Effect of Dilutive Securities -
    Stock Options                                       1,156,905      1,004,312
                                                        ---------      ---------
Average Shares - Diluted                              172,615,613    172,878,087
                                                      ===========    ===========

Net Income Per Common Share - Diluted                $        .90   $        .82
                                                     ============   ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     At June 2, 2001,  the Company had working  capital of $410.2  million  with cash and cash  equivalents  of  approximately  $37.7 million and no  outstanding borrowings.  Operating activities generated cash of approximately $133.2 million during the first  three  quarters of fiscal  2001  versus  approximately  $159.6 million  during the first  three  quarters  of fiscal  2000.  Changes in working capital and cash and cash equivalents in fiscal 2001 and 2000 were primarily the result of earnings,  capital  expenditures,  and changes in the flow of seasonal merchandise.  The Company  annually  builds  inventory for the December  holiday season.  On a relative  basis,  approximately  $60  million of this build up for
December 1999 occurred  prior to the start of fiscal 2000,  whereas most of this increase  for  December  2000  occurred  after the start of  fiscal  2001.  This inventory flow difference  increased  operating cash flow during the first three
quarters  of  fiscal  2000   compared  to  the  same  period  in  fiscal   2001.
Notwithstanding  seasonal  flows,  the  Company  has been  experiencing  gradual inventory increases due to additional stores and distribution centers.
     Capital  expenditures  for the three  quarters  ended  June 2,  2001,  were approximately  $120.2 million,  and are currently  expected to be  approximately
$165 to $175 million for fiscal 2001. The majority of capital  expenditures  for fiscal  2001  is  related  to  the  Company's  new  store  expansion,  including construction  of an  increased  number  of  stores;  existing  store  expansion,
relocation  and  renovation;   and  to  the  start  of  construction  of  a  new
full-service  distribution center in Maquoketa,  Iowa in the spring of 2001. The
new  store   expansion  will  require   additional   investment  in  merchandise
inventories.  In fiscal  2001,  the Company  expects to open  approximately  500 stores and close approximately 50 stores for a net addition of approximately 450 stores,  compared  with the opening of 406 stores and closing of 41 stores for a net addition of 365 stores in fiscal 2000. The Company also  currently  plans to expand or  relocate  approximately  200 stores and  renovate  approximately  200 stores in fiscal 2001,  compared  with the expansion or relocation of 153 stores and  renovation  of 125 stores in fiscal  2000.  In the first three  quarters of fiscal  2001,  the  Company  opened 380  stores,  closed 40 stores,  expanded or relocated  156 stores and  renovated  134 stores.  In fiscal  2002,  the Company currently plans to open approximately 525 new stores, and close approximately 50 stores,  expand or  relocate  150 to 200  stores  and  continue  its  program of renovating  stores.  The Company  occupies  most of its stores  under  operating leases. Store opening, closing, expansion,  relocation, and renovation plans, as well as overall capital  expenditure  plans, are  continuously  reviewed and are subject to change.
     On November 5, 1999, the Company  announced that the Board of Directors had authorized  the purchase of up to  5,000,000  shares of its  outstanding  Common
Stock from time to time as market  conditions  warrant.  As of June 2, 2001, the
Company  had  purchased  in the  open  market,  2,148,000  shares  at a cost  of
$33,611,352. No shares were purchased during the first three quarters ended June
2, 2001.

                              Results of Operations
Net sales

     Net sales  increased  15.1% in the quarter  ended June 2, 2001, as compared with the quarter ended May 27, 2000,  and increased  17.1% in the three quarters ended June 2, 2001, as compared with the three  quarters ended May 27, 2000. The calendar  followed by the Company and most retailers  included a non-comparative fifth week in January  resulting in an extra week in this year's second quarter.
Sales for the  fifth  week in  January  were  approximately  $66.5  million.  In addition to the extra week in this year's second  quarter,  the  increases  were attributable  to  increased  sales in existing  stores and sales from new stores opened as part of the Company's store expansion program.
     Sales in existing stores  increased 3.6% in the quarter ended June 2, 2001, above  the  comparable  period  in  fiscal  2000,  with the  sales of  hardlines merchandise increasing approximately 8.5% and the sales of softlines merchandise decreasing  approximately  10.2%. Sales in existing stores increased 3.4% in the three quarters ended June 2, 2001,  above the comparable  period in fiscal 2000, with sales of hardlines merchandise  increasing  approximately 8.0% and sales of softlines merchandise  decreasing  approximately 8.2%. Hardlines as a percentage of total sales increased to approximately  73.7 % in the third quarter of fiscal
2001 compared to  approximately  70.1% in the third quarter of fiscal 2000,  and increased  to  approximately  74.7% in the first  three  quarters of fiscal 2001 compared  to  approximately  71.5% in the first three  quarters of fiscal  2000.
Softlines as a percentage  of sales  decreased to 26.3% in the third  quarter of fiscal 2001 (with hanging apparel and shoes  representing  14.8%,  basic apparel
4.5% and domestics  7.0%)  compared to 29.9% in the third quarter of fiscal 2000
(with  hanging  apparel and shoes  representing  17.4%,  basic  apparel 5.2% and domestics  7.3%).  Softlines as a percentage of sales  decreased to 25.3% in the first three quarters of fiscal 2001 (with hanging apparel and shoes representing
13.1%,  basic  apparel 4.9% and domestics  7.3%)  compared to 28.5% in the first three  quarters of fiscal  2000 (with  hanging  apparel  and shoes  representing
15.4%,  basic apparel 5.5% and domestics 7.6%). The space  reallocation  program completed  in all  stores  in  October  2000  dedicated  more  selling  space to hardlines,  including name brand, basic consumable merchandise and reduced space for hanging  apparel by  approximately  15% to 20%.  The  Company  also plans to reallocate space from its shoe department to hardlines, and expects the shift in the merchandise mix to hardlines to continue into fiscal 2002.
     Hardlines  merchandise  includes  primarily  household  chemical  and paper products,  health and beauty  aids,  candy,  snack and other food,  electronics, housewares  and  giftware,  toys,  school  supplies,  hardware,  and  automotive supplies.  Softlines  merchandise  includes men's,  women's,  boy's,  girl's and infant's  clothing and accessories,  shoes, and domestic items such as blankets, sheets and towels.
     The  sales  increases  for the first  three  quarters  of fiscal  2001 were achieved despite the elimination of advertising  circulars distributed last year in the first quarter and third  quarter.  This  adversely  impacted sales in the first and third quarters but produced

Net sales continued from page 10

expense savings and reduced the number of advertising  circulars  distributed by the Company  this fiscal year to three.  For the fourth  quarter of fiscal 2001, the Company's current plan is for sales in existing stores to increase in the 3%
to 5% range.
     The average number of stores open during the first three quarters of fiscal
2001 was 12.8% more than during the first three  quarters  of fiscal  2000.  The
Company had 4,029 stores in operation  at June 2, 2001,  as compared  with 3,542 stores in operation at May 27, 2000,  representing an increase of  approximately
13.7%.

Cost of sales

     Cost of sales  increased  15.3%  in the  quarter  ended  June 2,  2001,  as compared with the quarter ended May 27, 2000,  and increased  17.6% in the three quarters  ended June 2, 2001,  as compared to the three  quarters  ended May 27,
2000.  These increases  primarily  reflected the additional sales volume between years. Cost of sales, as percentage of net sales, was 64.8% in the quarter ended
June 2, 2001, compared to 64.7% in the quarter ended May 27, 2000, and was 65.9%
in the three  quarters  ended  June 2,  2001,  compared  with 65.7% in the three quarters ended May 27, 2000. The increases in the cost of sales  percentages for the quarter and first three  quarters of fiscal 2001 were due  primarily  to the adverse margin impact of increased sales of basic consumables and lower sales of apparel and seasonal merchandise,  partially offset by fewer markdowns. The cost of sales percentage in the fourth quarter of fiscal 2001 is expected to continue to increase  slightly compared to the percentage in the fourth quarter of fiscal
2000.  The cost of  sales  percentages  also  are  affected  by  changes  in the effectiveness of merchandise  purchasing  programs and by changes in merchandise shrinkage losses and freight costs.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased 18.0% in the quarter ended  June  2,2001,  as  compared  with the  quarter  ended May 27,  2000,  and increased  18.9% in the three  quarters ended June 2, 2001, as compared with the three  quarters  ended May 27, 2000.  The  increases in these  expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation and to the extra week of  operations  included in the second quarter of fiscal  2001.  Selling,  general and  administrative  expenses,  as a percentage  of net sales,  were  25.7% in the  quarter  ended  June 2, 2001,  as compared  with 25.1% in the quarter  ended May 27,  2000,  and were 25.2% in the three  quarters ended June 2, 2001, as compared with 24.8% in the three quarters ended May 27, 2000.  The increase in the  percentages  for the quarter and three quarters  ended June 2, 2001 were due primarily to the  significant  increase in the number of new store openings,  additional costs related to the completion of the space reallocation program in

Selling, general and administrative expenses (cont. from page 11)

existing  stores and to increases in occupancy  costs  (utilities  and rent) and health care costs in excess of sales increases. These costs more than offset the savings from the elimination of the advertising circulars in the first and third quarters  and the  expense  leverage  from the extra week of sales in the second quarter.
     Based on the  current  plan for sales in  existing  stores  for the  fourth quarter of fiscal  2001,  selling,  general  and  administrative  expenses  as a percentage  of net sales are  expected  to  increase  slightly  compared  to the percentage in the fourth quarter of fiscal 2000.

Provision for taxes on income

     The effective  tax rate was 36.5% for the quarter and first three  quarters ended June 2, 2001 and May 27, 2000.

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

                                PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits filed herewith:

                 10 Amended and Restated Credit Agreement dated as
                    of May 31, 2001, between Family Dollar Stores, Inc.
                    and Family Dollar, Inc., as Borrower, and
                    Bank of America, N.A.

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

Date: July 2, 2001                   /s/ R. James Kelly
-------------------                  --------------------------------
                                         R. JAMES KELLY
                                         Vice Chairman

Date: July 2, 2001                   /s/ C. Martin Sowers
-------------------                  --------------------------------
                                         C. MARTIN SOWERS
                                         Senior Vice President-Finance

