Form 10-K
period 2001-09-01
FAMILY DOLLAR STORES INC
filed 2001-11-21
CIK 34408

                                    Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended September 1, 2001

                           _________________________

                         Commission File Number 1-6807

                           FAMILY DOLLAR STORES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                               56-0942963
______________________________________  ________________________________________
    (State of incorporation)            (I.R.S. Employer Identification Number)

                             10401 Old Monroe Road
                      Matthews, North Carolina 28105
                    (Address of principal executive offices)

                                 P.O. Box 1017
                      Charlotte, North Carolina 28201-1017
                                (Mailing Address)

               Registrant's telephone number, including area code
                                  704-847-6961

                           _________________________

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
      Title of each class                         on which registered
______________________________________    ______________________________________
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
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing price of these shares on the New York Stock Exchange on November 1, 2001, was approximately
$4,547,000,000.

The number of shares of the registrant’s Common Stock outstanding as of
November 1, 2001, was 172,391,464.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Incorporated Documents
   (To the extent indicated herein)       Location in Form 10-K
______________________________________    ______________________________________
Annual Report to Stockholders for the     Part II (Items 5, 6, 7 and 8)
fiscal year ended September 1, 2001       Part IV (Item 14)

Proxy Statement dated November 21, 2001   Part III (Items 10, 11, 12 and 13)
for the Annual Meeting of Stockholders

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
     The Company operates a chain of self-service retail discount stores. As of
November 1, 2001, there were 4,198 stores in 39 states and the District of
Columbia as follows:

 Texas             477   Alabama            141   Arizona              40
 Ohio              262   Indiana            132   Colorado             36
 North Carolina    258   Illinois           111   Connecticut          36
 Florida           233   Arkansas            97   Minnesota            26
 Georgia           232   Mississippi         93   Iowa                 23
 New York          186   West Virginia       93   Kansas               22
 Virginia          182   Oklahoma            87   Delaware             20
 Pennsylvania      180   Wisconsin           74   Maine                18
 Tennessee         176   Missouri            70   New Hampshire        18
 Michigan          173   Massachusetts       68   Nebraska             16
 Kentucky          156   Maryland            60   Rhode Island         14
 South Carolina    149   New Jersey          43   Vermont               7
 Louisiana         142   New Mexico          43   South Dakota          3
                                                  District of Columbia  1

     The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 2,767 stores on August 31, 1997; 3,017 stores on August 29, 1998; 3,324 stores on August 28, 1999; 3,689 stores on August 26,
2000; and 4,141 stores on September 1, 2001.
     During the fiscal year ended September 1, 2001, 50 stores were closed, 79 stores were relocated within the same shopping center or market area, 131 stores were expanded in size and 184 stores were renovated. All of the stores are occupied under leases, except 221 stores owned by the Company. (See "Properties"
herein.) The Company has announced plans to open approximately 525 stores and close approximately 50 stores during the current fiscal year. Such plans are continually reviewed and subject to change. From September 2, 2001, through
November 1, 2001, the Company opened 78 new stores, closed 21 stores, relocated
10 stores, expanded 18 stores and renovated 15 stores.
     As of November 1, 2001, the Company had in the aggregate approximately
34,300,000 square feet of total store space (including receiving rooms and other non-selling areas). The typical store has approximately 7,000 to 9,000 square feet of total area. The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available. There also are storefront locations in urban markets. In the current fiscal year, the Company continues to open large numbers of new stores in small towns and rural areas, but increased emphasis is being given to potential locations in those urban markets where the Company has experienced success. All stores are similar in appearance and display highly visible red and white
"Family Dollar Stores" or "Family Dollar" signs.
     The Company's stores are operated on a self-service, cash-and- carry basis, and low overhead permits the sale of merchandise at a relatively moderate markup. During the fiscal year ended August 31, 1994, the Company began to change its merchandising strategy from promotional pricing to everyday low prices. Prices were reduced on many items and everyday low pricing was implemented in all stores in the fiscal year ended August 31, 1995. No single store accounted for more than one-tenth of one percent of sales during the fiscal year ended September 1, 2001. Most of the stores are open six evenings a week, and many are open on Sunday afternoons.
     The stores offer a variety of hardlines and softlines merchandise.
Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, stationery and school supplies, seasonal goods, hardware and automotive supplies. Softlines merchandise includes men's, women's, boys', girls' and infants' clothing, shoes, and domestic items such as blankets, sheets and towels. During the fiscal year ended September 1, 2001, hardlines accounted for approximately 74.5% of the Company's sales. Softlines accounted for approximately 25.5% of sales (with hanging apparel and shoes representing 13.4%, basic apparel 4.9% and domestics 7.2%).
     During the fiscal year ended September 1, 2001, nationally advertised brand merchandise accounted for approximately 31% of sales, Family Dollar label merchandise accounted for approximately 5% of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales.
Irregular merchandise accounted for less than one-half of 1% of sales during such period. The Company does not accept credit cards or extend credit.
     During the fiscal year ended September 1, 2001, the Company continued to adjust the merchandise selection in the stores. In recent years, more hardline consumables, including brand names, have been added. To make room for the additional hardlines, beginning in May 2000, space allocated to hanging apparel was reduced by about 15% to 20%. New fixtures were installed in departments such as giftware, artificial flowers and 2 for $1 greeting cards and aisles were widened. This space reallocation program was completed in October 2000.
Subsequently, in the fourth quarter of the fiscal year ended September 1, 2001, the Company began reducing space allocated to shoes. The reduction of shoe inventories is continuing in the current fiscal year, with more hardline consumables taking the space previously allocated to shoes.
     The Company has a policy of uniform pricing of most items in its stores. A limited amount of merchandise in stores in the most competitive markets carries lower prices and in stores in the least competitive markets with higher operating costs carries higher prices. Most items of merchandise are priced under $10.00. The Company advertises through circulars which are inserted in newspapers or mailed directly to consumers' residences. As part of the Company's plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended August 31, 1995, the number of advertising circulars distributed to consumers' homes or inserted in newspapers was cut from 22 to 15. In the fiscal year ended August 31, 1996, the number of advertising circulars distributed was reduced from 15 to 14. In the fiscal years ended August 31, 1997, August 29, 1998, August 28, 1999, August 26,
2000, and September 1, 2001, 14, 9, 5, 5 and 3 advertising circulars, respectively, were distributed. Circulars that are passed out in the stores also continue to be utilized. Most items in the circulars are advertised at the regular everyday low price.
      The Company purchases its merchandise from approximately 1,800 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise. Approximately 57% of the merchandise is manufactured in the United
States and substantially all such merchandise is purchased directly from the manufacturer. Purchases of imported merchandise are made directly from the manufacturer or from importers. No single supplier accounted for more than 5% of the merchandise sold by the Company in the fiscal year ended September 1, 2001.
Each of the Company's 17 buyers specializes in the purchase of specific categories of goods.
     During the fiscal year ended September 1, 2001, approximately 3% of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer. Most of the balance of the merchandise was received at the Company's Distribution Centers in Matthews, North Carolina, West Memphis,
Arkansas, Warren County, Virginia, Duncan, Oklahoma, and Rowan County, Kentucky.
Merchandise is delivered to the stores from the Company's Distribution Centers by Company-owned trucks and by common and contract carriers. During the fiscal year ended September 1, 2001, approximately 80% of the merchandise delivered was by common or contract carriers. As of September 1, 2001, the approximate average distance between the Distribution Centers and the stores served by each facility was as follows:

                                        Number of             Average
         Distribution Center          Stores Served           Distance
         -------------------          -------------          ------------
         Matthews, NC                      842                  281
         West Memphis, AR                  828                  350
         Warren County, VA                 825                  293
         Duncan, OK                        824                  408
         Rowan County, KY                  822                  251
                                         -----                -----
              Totals                     4,141                  317

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
     The Company is implementing a fully integrated system to improve inventory management from the time the purchase order is placed with the supplier to the time the customer purchases the goods at the cash register. In the initial phases of this project the Company has upgraded all point-of-sale equipment;
formed an inventory control department; shifted to by item inventory counts at all stores; and implemented a new inventory management system and a new demand forecasting system for replenishment of distribution systems. In the spring of
2002, the Company will begin utilizing new software for automatic store replenishment of basic merchandise and for forecast based allocation of non-basic merchandise. These two systems will give the Company improved tools which over time will help keep the stores in an optimum merchandise in-stock position, reduce markdowns and improve inventory turnover.
     The Company has registered with the U. S. Patent and Trademark Office the name "Family Dollar Stores" as a service mark.
     On September 1, 2001, the Company had approximately 18,000 full-time employees and approximately 18,000 part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES

     As of November 1, 2001, the Company operated 4,198 stores in 39 states and the District of Columbia. See "Business" herein. With the exception of 221 stores owned by the Company, all of the Company's stores were occupied under lease. Most of the leases are for fixed rentals. A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.
     Of the Company's 3,977 leased stores at November 1, 2001, all but 274 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods. The following table sets forth certain data, as of November 1, 2001, concerning the expiration dates of all leases with renewal options:

                               Approximate Number of       Approximate Number of
                                Leases Expiring            Leases Expiring
                              Assuming No Exercise        Assuming Full Exercise
     Fiscal Years                of Renewal Options         of Renewal Options
     ------------            ----------------------       ----------------------
     2002                               523                          0

     2003-2005                        2,103                          5

     2006-2008                          766                        189

     2009-2011                          311                        270

     2012 and thereafter                  0                      3,239

     Of the 221 Company-owned stores, 52 are located in Texas, 18 in North
Carolina, 17 in Indiana, 15 in Georgia, 12 in Virginia, 11 in Illinois, 10 each in Ohio and Oklahoma, 8 in Arizona, 7 each in Michigan and Tennessee, 6 each in
Arkansas, Florida and West Virginia, 5 each in Kentucky and Louisiana, 4 each in
Alabama, Iowa, New Mexico and South Carolina, 3 in Minnesota, 2 each in
Mississippi and Missouri, and one each in Kansas, Nebraska and New Jersey. In these owned stores, there are approximately 1,780,000 total square feet of space.
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
     The Company owns a second full-service distribution center located on a 75 acre tract of land in West Memphis, Arkansas, in a building containing approximately 850,000 square feet. This facility became operational in the spring of 1994 with 550,000 square feet of space, and a 300,000 square foot addition was substantially completed by the end of the Company's fiscal year on
August 31, 1996.
     The Company owns a third full-service distribution center located on a 75 acre tract of land in Warren County, Virginia, in a building containing approximately 907,000 square feet. This facility became operational in January
1998.
     The Company owns a fourth full-service distribution center located on a 85 acre tract of land in Duncan, Oklahoma, in a building containing approximately
907,000 square feet. This facility became operational in July 1999.
     The Company owns a fifth full-service distribution center located on a 93.5 acre tract of land in Rowan County, Kentucky, in a building containing approximately 907,000 square feet. This facility became operational in June
2000.
     The Company began construction of a sixth full-service distribution center in the spring of 2001 on a 74 acre tract of land owned by the Company in
Maquoketa, Iowa. The building will contain approximately 907,000 square feet and is expected to be operational by the spring of 2002.
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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted during the fourth quarter of the fiscal year ended September 1, 2001, to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
     The following information is furnished with respect to each of the executive officers of the Company as of November 1, 2001:

  Name                            Position and Office                     Age
--------------------------------------------------------------------------------
  Leon Levine (1)                 Chairman of the Board                   64

  Howard R. Levine (2)            President and                           42
                                   Chief Executive Officer

  R. James Kelly (3)              Vice Chairman and                       54
                                   Chief Financial and
                                   Administrative Officer

  R. David Alexander, Jr. (4)     Executive Vice President and            44
                                   Chief Operating Officer

  George R. Mahoney, Jr. (5)      Executive Vice President-               59
                                   General Counsel and Secretary

  Bruce E. Barkus (6)             Senior Vice President-                  48
                                   Store Operations

  Charles S. Gibson, Jr. (7)      Senior Vice President-                  40
                                   Distribution and Logistics

  Gilbert A. LaFare (8)           Senior Vice President-                  55
                                   Real Estate

  Samuel N. McPherson (9)         Senior Vice President-                  56
                                   Human Resources

  Irving Neger (10)               Senior Vice President-                  50
                                   Softlines

  Albert S. Rorie (11)            Senior Vice President-                  51
                                   Information Technology

  John J. Scanlon (12)            Senior Vice President-                  52
                                   Merchandising and Advertising

  C. Martin Sowers (13)           Senior Vice President-                  43
                                       Finance

_____________________

     (1)  Mr. Leon Levine founded the Company’s business in 1959 and was its President, Chief Executive Officer and Treasurer from 1959 until
          September 1977 when he was elected Chairman of the Board, Chief
          Executive Officer and Treasurer. He served in these positions until
          August 1998 when he resigned as Chief Executive Officer and Treasurer.
          Leon Levine retains the position of Chairman of the Board. He is the father of Howard R. Levine.

     (2)  Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President-Merchandising and Advertising.
          From 1988 to 1992, Mr. Levine was President of Best Price Clothing
          Stores, Inc., a chain of ladies’ apparel stores. From 1992 to
          April 1996, he was self-employed as an investment manager. He rejoined the Company in April 1996, and was elected Vice President-General
          Merchandise Manager: Softlines in April 1996, Senior Vice
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

     (7)  Mr. Charles S. Gibson, Jr. was employed by the Company as Vice
          President-Logistics in September 1997, and was promoted to Senior Vice
          President-Distribution and Logistics in October 1999. Prior to his
          employment by the Company, he was employed by Campo Electronics,
          Appliances and Computers, Inc. (“Campo”), a regional chain of electronics stores, from November 1994 to August 1997, where his last position was Chief Operating Officer and his previous position was Vice President-Logistics and Operations. Campo filed a petition under Chapter 11 of the Federal bankruptcy laws in June 1997.

     (8)  Mr. Gilbert A. LaFare was employed by the Company as Vice
          President-Real Estate in August 1992 and was promoted to Senior Vice
          President-Real Estate in September 2000.

     (9)  Mr. Samuel N. McPherson was employed by the Company as Senior Vice
          President-Human Resources in August 1999. Prior to his employment by the Company, he was employed by Raley’s, a supermarket and pharmacy retailer, from 1990 to August 1999, where his last position was Executive Vice President and Chief Human Resources Officer.

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
Annual Report to Stockholders for the fiscal year ended September 1, 2001, on page 16 under the captions "Market Price and Dividend Information" and "Market
Prices and Dividends" and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

          The information required by this item is included in the Company's
Annual Report to Stockholders for the fiscal year ended September 1, 2001, on pages 14 and 15 under the caption "Summary of Selected Financial Data" and is incorporated herein by reference. The Company did not have any long-term debt at the end of each of its last five fiscal years.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is included in the Company's
Annual Report to Stockholders for the fiscal year ended September 1, 2001, on
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
The Company maintains unsecured revolving credit facilities at variable interest rates to meet the short-term needs of its expansion program and seasonal inventory increases.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is included in the Company's
Annual Report to Stockholders for the fiscal year ended September 1, 2001, on pages 17 through 24 and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by this item as to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the
Securities Exchange Act of 1934 is included in the Company's proxy statement dated November 21, 2001, on pages 5 through 8 under the caption "Election of
Directors" and on page 19 under the caption "Section 16(a) Beneficial Ownership
Reporting Compliance" and is incorporated herein by reference. The information required by this item as to executive officers is included in Item 4A in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is included in the Company's proxy statement dated November 21, 2001, on pages 9 through 17 under the caption
"Executive Compensation" and is incorporated herein by reference, except that the "Report of the Audit Committee of the Board of Directors" on pages 15 and 16 is not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is included in the Company's proxy statement dated November 21, 2001, on pages 3 through 5 under the caption
"Ownership of the Company's Securities" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is included in the Company's proxy statement dated November 21, 2001, on page 17 under the caption "Related
Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1 and 2. Financial Statements and Financial Statement Schedules:

          The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries which are incorporated by reference to the Annual
          Report to Stockholders for the fiscal year ended September 1, 2001, are set forth in the index on page 18 of this report.

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

     3.   Exhibits:

     Exhibits incorporated by reference:

     3(a)  (i)      Certificate of Incorporation, dated November 24, 1969,
                    (filed as Exhibit 3(a) to the Company's Registration
                    Statement on Form S-1, No. 2-35468).

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
                    August 31, 1987).

          (vii)     Certificate of Amendment, dated January 15, 1998, of
                    Certificate of Incorporation (filed as Exhibit 3.1 to the
                    Company’s Registration Statement on Form S-8, No.
                    333-48751).

     (b)            By-Laws, as amended on August 19, 1998 (filed as Exhibit
                    3(b) to the Company’s Form 10-K (File No. 1-6807) for the
                    year ended August 29, 1998).

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

*   10    (iv)      Amendment No. One dated January 15, 1996, to Family Dollar
                    Employee Savings and Retirement Plan and Trust
                    (filed as Exhibit 10(v) to the Company’s Form 10-K
                    (File No. 1-6807) for the year ended August 31, 1996).

*   10     (v)      Amendment No. 2, dated January 15, 1998, to Family Dollar
                    Employee Savings and Retirement Plan and Trust
                    (filed as Exhibit 10(ii) to the Company’s Form 10-Q
                    (File No. 1-6807) for the quarter ended February 28, 1998).

*   10    (vi)      Amendment No. 3, dated March 19, 1998, to Family Dollar
                    Employee Savings and Retirement Plan and Trust
                    (filed as Exhibit 10(iii) to the Company’s Form 10-Q
                    (File No. 1-6807) for the quarter ended February 28, 1998).

*   10   (vii)      Trust Agreement between Merrill Lynch Trust Company of North
                    Carolina, as Trustee, and the Company and Family Dollar,
                    Inc., as Employer, with respect to Family Dollar Employee
                    Savings and Retirement Plan and Trust (filed as Exhibit 10 to the Company’s Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1998.)

*   10  (viii)      Family Dollar 2000 Outside Directors Plan, as amended as of
                    January 18, 2001, (filed as Exhibit 10(ii) to the Company’s
                    Form 10-Q (File No. 1-6807) for the quarter ended March 3,
                    2001).

    10    (ix)      Amended and Restated Credit Agreement, dated as of May 31,
                    2001, between the Company and Family Dollar, Inc., as
                    Borrower, and Bank of America, N.A. (filed as Exhibit 10 to the Company’s Form 10-Q (File No. 1-6807) for the quarter
                    ended June 2, 2001).

*   10     (x)      Employment Agreement dated December 17, 1996, between the
                    Company and R. James Kelly (filed as Exhibit 10(i) to the
                    Company’s Form 10-Q (File No. 1-6807) for the quarter ended
                    February 28, 1997).

*   10    (xi)      Amendment dated June 21, 1999, to the Employment Agreement dated December 17, 1996, between the Company and R. James
                    Kelly (filed as Exhibit 10(ii) to the Company’s Form 10-K
                    (File No. 1-6807) for the year ended August 28, 1999).

*   10   (xii)      Employment Agreement dated April 29, 1997, between the
                    Company and Howard R. Levine (filed as Exhibit 10(i) to the
                    Company’s Form 10-Q (File No. 1-6807) for the quarter ended
                    May 31, 1997).

*   10  (xiii)      Amendment dated August 28, 1997, to the Employment
                    Agreement dated April 29, 1997, between the Company
                    and Howard R. Levine (filed as Exhibit 10(i) to the
                    Company’s Form 10-K (File No. 1-6807) for the year ended
                    August 31, 1997).

*   10   (xiv)      Amendment dated August 29, 1999, to the Employment Agreement dated April 29, 1997, as amended, between the Company and
                    Howard R. Levine (filed as Exhibit 10(i) to the Company’s
                    Form 10-K (File No. 1-6807) for the year ended August 28,
                    1999).

*   10    (xv)      Amendment dated August 27, 2000, to the Employment Agreement dated April 29, 1997, as amended, between the Company and
                    Howard R. Levine (filed as Exhibit 10(i) to the Company’s
                    Form 10-K (File No. 1-6807) for the year ended August 26,
                    2000).

*   10   (xvi)      Employment Agreement dated August 25, 2000, between the
                    Company and R. David Alexander, Jr. (filed as Exhibit 10(ii)
                    to the Company’s Form 10-K (File No. 1-6807) for the year
                    ended August 26, 2000).

    Exhibits filed herewith:

    10     (i)      Credit Agreement, dated as of August 7, 2001, between the
                    Company and Family Dollar, Inc., as Borrower, and First
                    Union National Bank.

*   10    (ii)      Amendment dated September 2, 2001, to the Employment
                    Agreement dated April 29, 1997, as amended, between the
                    Company and Howard R. Levine.

*   10   (iii)      Amendment dated September 2, 2001, to the Employment
                    Agreement dated December 17, 1996, as amended, between the
                    Company and R. James Kelly.

*   10    (iv)      Amendment dated September 2, 2001, to the Employment
                    Agreement dated August 25, 2000, between the Company and
                    R. David Alexander, Jr.

    11              Statement Re:  Computations of Per Share Earnings.

    13              Annual Report to Stockholders for the fiscal year ended
                    September 1, 2001 (only those portions specifically
                    incorporated by reference herein shall be deemed filed).

    21              Subsidiaries of the Company.

*   Exhibit represents a management contract or compensatory plan.

     (b)            No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                                      Index

     The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries together with the report of PricewaterhouseCoopers LLP incorporated in this report appear on the following pages of the Annual Report to
Stockholders for the fiscal year ended September 1, 2001.

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

                              ___________________

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FAMILY DOLLAR STORES, INC.
                                        (Registrant)

Date  November 16, 2001            By   Howard R. Levine
                                        Howard R. Levine
                                        President (Chief Executive Officer)

                              ___________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title                            Date

Leon Levine                Chairman of the Board and        November 16, 2001
Leon Levine                Director

Howard R. Levine           President and Director           November 16, 2001
Howard R. Levine           (Chief Executive Officer)

R. James Kelly             Vice Chairman-Chief              November 16, 2001
R. James Kelly             Financial Officer
                           and Director (Principal
                           Financial Officer)

R. David Alexander, Jr.    Executive Vice President         November 16, 2001
R. David Alexander, Jr.    and Director (Chief
                           Operating Officer)

George R. Mahoney, Jr.     Executive Vice President         November 16, 2001
George R. Mahoney, Jr.     and Director

C. Martin Sowers           Senior Vice President-           November 16, 2001
C. Martin Sowers           Finance (Principal
                           Accounting Officer)

Mark R. Bernstein          Director                         November 16, 2001
Mark R. Bernstein

Sharon Allred Decker       Director                         November 16, 2001
Sharon Allred Decker

James H. Hance, Jr.        Director                         November 16, 2001
James H. Hance, Jr.

James G. Martin            Director                         November 16, 2001
James G. Martin