Form 10-Q
period 2001-12-01
FAMILY DOLLAR STORES INC
filed 2002-01-10
CIK 34408

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 1, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-6807
                                ________________

                           FAMILY DOLLAR STORES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                               56-0942963
    _______________________________         _____________________________
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

                    (Address of principal executive offices)
                     P. O. Box 1017, 10401 Old Monroe Road
                      Charlotte, North Carolina 28201-1017

               Registrant's telephone number, including area code
                                  704-847-6961

                                ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes X No [ ]

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

              Class                       Outstanding at December 31, 2001
    _______________________________         _____________________________
   Common Stock, $.10 par value                  172,405,794 shares

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                                      INDEX

                                                                        Page No.
Part I - Financial Information

  Item 1 - Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets
            December 1, 2001 and September 1, 2001 ........................  2

          Consolidated Condensed Statements of Income
            Quarters Ended December 1, 2001 and
            November 25, 2000 .............................................  3

          Consolidated Condensed Statements of Cash Flows
            Quarters Ended December 1, 2001 and
            November 25, 2000 .............................................  4

          Notes to Consolidated Condensed Financial
            Statements .................................................... 5-7

  Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations ................................................ 8-10

Part II - Other Information and Signatures

  Item 6 - Exhibits and Reports on Form 8-K ............................... 11

Signatures ................................................................ 11

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                         December 1,     September 1,
(In thousands, except share amounts)          2001             2001
                                         -----------     ------------

                                     Assets
Current assets:
  Cash and cash equivalents (Note 2)     $   54,287      $   21,753
  Merchandise inventories                   731,843         721,560
  Deferred income taxes                      45,811          43,985
  Income tax refund receivable                --              4,936
  Prepayments and other current assets       15,670          15,031
                                         ----------      -----------
    Total current assets                    847,611         807,265

Property and equipment, net                 604,645         580,879

Other assets                                 13,082          11,601
                                         ----------      ----------

                                         $1,465,338      $1,399,745
                                         ==========      ==========

                      Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable (Note 4)                 $   18,000      $        -
  Accounts payable and accrued
    liabilities                             370,126         390,294
  Income taxes payable                       19,817              --
                                         ----------      ----------
    Total current liabilities               407,943         390,294
                                         ----------      ----------
Deferred income taxes                        52,560          50,436
                                         ----------      ----------

Shareholders' equity (Notes 5 and 6):
  Preferred stock, $1 par; authorized
    and unissued 500,000 shares
  Common stock, $.10 par;
    authorized 300,000,000 shares;
    issued 184,905,478 shares at
    December 1, 2001 and 184,538,593
    shares at September 1, 2001              18,490          18,454
  Capital in excess of par                   46,239          40,318
  Retained earnings                         985,055         945,192
                                         ----------      ----------
                                          1,049,784       1,003,964
  Less common stock held in treasury,
    at cost (12,502,954 shares at
    December 1, 2001 and
    September 1, 2001) (Note 6)              44,949          44,949
                                         ----------      ----------
      Total shareholders' equity          1,004,835         959,015
                                         ----------      ----------
                                         $1,465,338     $ 1,399,745
                                         ==========      ==========

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

(In thousands, except per share amounts)         Quarters Ended
                                         ----------------------------
                                           December 1,    November 25,
                                                2001         2000
                                         ------------    ------------
Net sales                                    $977,133       $820,148

Costs and expenses:
  Cost of sales                               642,720        535,734
  Selling, general and
    administrative expenses                   255,347        219,176
                                           ----------      ----------
                                              898,067        754,910
                                           ----------      ----------
Income before provision
       for taxes on income                     79,066         65,238
Provision for taxes on income                  28,859         23,777
                                           ----------      ----------

Net income                                   $ 50,207       $ 41,461
                                           ==========      ==========
Net income per common share-Basic
    (Note 6)                                 $   0.29       $   0.24
                                           ==========      ==========
Average shares-Basic (Note 6)                 172,252        171,177
                                           ==========      ==========
Net income per common share - Diluted
    (Note 6)                                 $   0.29       $   0.24
                                           ==========      ==========
Average shares-Diluted (Note 6)               173,597        172,062
                                           ==========      ==========
Dividends per common share                   $   0.06       $.05 1/2
                                           ==========      ==========

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Quarters Ended
                                                    ----------------------------
                                                       December 1,  November 25,
(In thousands)                                            2001            2000
                                                    -----------     ------------
Cash flows from operating activities:
  Net income                                              $ 50,207     $ 41,461
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                           18,449       14,914
    Deferred income taxes                                      298        2,404
    Loss on disposition of property
      and equipment                                            400           31
    Changes in operating assets and liabilities:
      Merchandise inventories                              (10,283)     (48,145)
      Income tax refund receivable                           4,936            -
      Prepayments and other current assets                    (639)      (9,047)
      Other assets                                          (1,481)      (1,797)
      Accounts payable and accrued
        liabilities                                        (20,190)     (48,378)
      Income taxes payable                                  19,817       19,707
                                                        ----------- ------------
                                                            61,514      (28,850)
                                                        ----------- ------------
Cash flows from investing activities:
    Capital expenditures                                   (43,230)     (43,082)
    Proceeds from dispositions of
      property and equipment                                   615           89
                                                        ----------- ------------
                                                           (42,615)     (42,993)
                                                        ----------- ------------
Cash flows from financing activities:
    Net notes payable borrowings                            18,000       36,700
    Exercise of employee stock options                       5,957        1,205
    Payment of dividends                                   (10,322)      (9,413)
                                                        ----------- ------------
                                                            13,635       28,492
                                                        ----------- ------------
Net change in cash and cash equivalents                     32,534      (43,351)

Cash and cash equivalents at beginning
  of period                                                 21,753       43,558
                                                        ----------- ------------
Cash and cash equivalents at end of period                $ 54,287     $    207
                                                       ============ ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $    154     $    491
    Income taxes                                             1,130        1,224

See notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 1, 2001, and the results of operations and the cash flows for the quarters ended December 1, 2001, and November 25, 2000.

     The results of operations for the quarter ended December 1, 2001, are not necessarily indicative of the results to be expected for the full year.

     The Company manages its business on the basis of one reportable segment.

2.   The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents." The carrying amount of the Company's cash equivalents approximates fair value due to the short maturities of these investments.

3.   The preparation of the Company's consolidated financial statements, in conformity with generally accepted accounting principles in the United
     States of America, requires management to make estimates and assumptions.
     These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4.   The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million. One hundred million dollars of the facilities expires on May 30, 2002, and the remaining $100 million expires on May 31, 2003. The Company expects that the facilities expiring on May 30, 2002, will be extended. Borrowings under these facilities are at a variable interest rate based on short-term market interest rates. The
     Company may convert up to $100 million of the facilities expiring on May
     31, 2003, into either a five or seven year term loan, at the bank's variable prime rate. At December 1, 2001, the Company had $18 million of outstanding notes payable under these revolving credit facilities.

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

     The following is a summary of transactions under the plan during the quarters ended December 1, 2001, and November 25, 2000 (In thousands, except per share amounts).

                                                Quarters Ended
                        --------------------------------------------------------------
                                December 1, 2001              November 25, 2000
                        --------------------------------  ----------------------------
                        Number of                         Number of
                        shares          Option price      shares          Option price
                        under option    per share         under option    per share
                        ------------    ------------      ------------    ------------
Outstanding-beginning     4,386         $ 5.58-$30.25        4,169       $ 3.83-$24.75
   Granted                1,337         $24.25-$30.50        1,222       $17.56-$19.00
   Exercised               (367)        $ 5.58-$21.00         (115)      $ 3.83-$17.50
   Cancelled                (56)                               (52)
                       ------------                       ------------
Outstanding-ending        5,300         $ 6.92-$30.50        5,224       $ 4.17-$24.75
                       ============                       ============

     At December 1, 2001, options to purchase 1.7 million shares were exercisable at prices ranging from $6.92 to $24.75 per share, and at
     November 25, 2000, options to purchase 1.8 million shares were exercisable at prices ranging from $4.17 to $20.75 per share.

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

     On November 5, 1999, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common
     Stock from time to time as market conditions warrant. As of December 1,
     2001, the Company had purchased in the open market, 2.1 million shares at a cost of $33.6 million. No shares were purchased during the quarter ended
     December 1, 2001 or in fiscal 2001.

     The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

                                                           Quarters Ended
                                                  ----------------------------
                                                     December 1,  November 25,
                                                        2001          2000
                                                    -----------   ------------
Basic Net Income Per Share:

Net Income                                             $ 50,207       $ 41,461
                                                    ===========     ==========
Weighted Average Number of Shares
   Outstanding                                          172,252        171,177
                                                    ===========     ==========
Net Income Per Common Share - Basic                    $    .29       $    .24
                                                    ===========     ==========
Diluted Net Income Per Share:

Net Income                                             $ 50,207       $ 41,461
                                                    ===========     ==========
Weighted Average Number of Shares
   Outstanding                                          172,252        171,177

Effect of Dilutive Securities -
   Stock Options                                          1,345            885
                                                     ----------     ----------
Average Shares - Diluted                                173,597        172,062
                                                    ===========     ==========
Net Income Per Common Share - Diluted                  $    .29       $    .24
                                                    ===========     ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Financial Condition

     The Company's working capital increased $22.7 million from $417.0 million at September 1, 2001 to $439.7 million at December 1, 2001. Changes in working capital and cash and cash equivalents during the first quarter of fiscal 2002 and 2001 were primarily the result of earnings, seasonal increases in merchandise inventories, and capital expenditures. The first quarter of fiscal
2002 was also impacted by a change in the retail calendar which shifted sales from the second quarter to the first quarter. Last fiscal year, the first quarter ended November 25, 2000, and sales in the week after the Thanksgiving week were in the second quarter. This fiscal year sales in the week after the
Thanksgiving week were in the first quarter ended December 1, 2001. This sales shift contributed to a smaller increase in merchandise inventories and notes payable for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.
     Capital expenditures for the quarter ended December 1, 2001, were approximately $43.2 million, and are currently expected to be approximately $200 million for fiscal 2002. The majority of planned capital expenditures for fiscal
2002 is related to the Company's new store expansion; existing store expansion, relocation and renovation; and to the completion of construction of a new full-service distribution center in the spring of 2002. The new store expansion and sixth distribution center will require additional investment in merchandise inventories. In fiscal 2002, the Company currently expects to open approximately
525 stores and close approximately 50 stores for a net addition of approximately
475 stores, compared with the opening of 502 stores and closing of 50 stores for a net addition of 452 stores in fiscal 2001. The Company also currently plans to expand or relocate approximately 150 stores and renovate approximately 50 stores in fiscal 2002, compared with the expansion or relocation of 210 stores and renovation of 184 stores in fiscal 2001. In the first quarter of fiscal 2002, the Company opened 125 stores, closed 29 stores, expanded or relocated 40 stores and renovated 15 stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.
     On November 5, 1999, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common
Stock from time to time as market conditions warrant. As of December 1, 2001, the Company had purchased in the open market, 2.1 million shares at a cost of
$33.6 million. No shares were purchased during the quarter ended December 1,
2001 or in fiscal 2001.

                              Results of Operations

Net Sales

     Net sales increased 19.1% in the quarter ended December 1,2001, as compared with an increase of 14.9% in the quarter ended November 25, 2000. The increase was attributable to increased sales in existing stores, sales from new stores opened as part of the Company's store expansion program and from the shift of sales in the week after Thanksgiving into the first quarter. Sales in existing stores increased 4.6% in the quarter ended December 1, 2001, as compared with the similar period in the prior fiscal year, with sales of hardlines merchandise increasing approximately 7.3% and sales of softlines merchandise decreasing approximately 3.5%. Hardlines as a percent of total sales increased to approximately 77.0% in the first quarter of fiscal 2002, compared to 74.5% in the first quarter of 2001. Softlines as a percentage of sales decreased to 23.0%
in the first quarter of fiscal 2002 (with hanging apparel and shoes representing
11.7%, basic apparel 4.5% and domestics 6.8%) compared to 25.5% in fiscal 2001
(with hanging apparel and shoes representing 13.0%, basic apparel 5.1% and domestics 7.4%). During the first quarter the Company continued to reduce the space allocated to shoes, and use that space for additional hardline consumables. The Company plans to continue to shift space from shoes to additional hardlines consumables during the second quarter of fiscal 2002.
Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares, giftware, toys, school supplies, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.
Sales in existing stores for the five week period ended January 5, 2002, increased approximately 8.3%. The Company's current plan is for sales in existing stores in the balance of the second quarter ending March 2, 2002, as well as for the second half of fiscal 2002, to increase in the 5% to 6% range.

     The average number of stores open during the first quarter of fiscal 2002 was 11.4% more than during the first quarter of fiscal 2001. The Company had
4,237 stores in operation at December 1, 2001, as compared with 3,816 stores in operation at November 25, 2000, representing an increase of approximately 11.0%.

Costs of Sales

     Cost of sales increased 20.0% in the quarter ended December 1, 2001, as compared with the quarter ended November 25, 2000. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.8% in the quarter ended December 1, 2001, compared to 65.3% in the quarter ended November 25, 2000. The increase in the cost of sales percentage was due primarily to the adverse margin impact of increased sales of basic consumables and lower sales of seasonal goods. The
Company's plan is for the cost of sales percentage to increase slightly for the full fiscal year 2002 compared to fiscal year 2001, anticipating that the adverse margin impact of higher basic consumables sales will be partially offset by lower markdowns of seasonal merchandise. This offset will occur primarily in the second and fourth quarters of fiscal 2002, when the Company traditionally clears its seasonal merchandise through progressive markdowns. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased 17.6% in the quarter ended December 1, 2001, as compared with the quarter ended November 25, 2000.
The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 26.1% in the quarter ended December 1,2001, as compared with 26.7% in the quarter ended
November 25, 2000. The decrease in the percentage for the quarter was due primarily to the leverage provided by the shift in sales of the week after
Thanksgiving into the first quarter of fiscal 2002. This shift, in addition to the fact that the second quarter of fiscal 2002 has 13 weeks compared to 14 weeks for the second quarter of fiscal 2001, will cause selling, general and administrative expenses to increase as a percentages of sales for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The
Company's plan is for these expenses to decrease slightly as a percentage of sales for the full fiscal year 2002 compared to fiscal year 2001.

Provision for taxes on income

     The effective tax rate was 36.5% for the quarters ended December 1, 2001, and November 25, 2000.

Forward-Looking Statements

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements address the Company's plans and activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses and other aspects of the Company's business and operations. A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, the impact of acts of war or terrorism, changes in consumer demand and product mix, unusual weather that may temporarily impact sales, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company's costs, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

                                  FAMILY DOLLAR STORES, INC
                                  _______________________________
                                         (Registrant)

Date: January 9, 2002
                                   R. JAMES KELLY
                                   Vice Chairman

Date: January 9, 2002
                                   C. MARTIN SOWERS
                                   Senior Vice President-Finance

