Form 10-Q
period 2002-03-02
FAMILY DOLLAR STORES INC
filed 2002-04-12
CIK 34408

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2002

OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6807

FAMILY DOLLAR STORES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-0942963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1017, 10401 Old Monroe Road
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
Yes [X]   No [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2002
Common Stock, $.10 par value	173,090,452 shares

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                                      INDEX

                                                                            Page No.

  Part I - Financial Information

    Item 1 - Consolidated Condensed Financial Statements:

            Consolidated Condensed Balance Sheets -
              March 2, 2002 and September 1, 2001                              2

            Consolidated Condensed Statements of Income -
              Quarter Ended March 2, 2002 and
              March 3, 2001                                                    3

            Consolidated Condensed Statements of Income -
              First Half Ended March 2, 2002 and
              March 3, 2001                                                    4

            Consolidated Condensed Statements of Cash Flows -
              First Half Ended March 2, 2002 and
              March 3, 2001                                                    5

            Notes to Consolidated Condensed Financial
              Statements                                                     6-8

    Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                9-13

  Part II - Other Information and Signatures

    Item 4 - Submission of Matters to a Vote of
         Security Holders                                                     14

    Item 6 - Exhibits and Reports on Form 8-K                                 14

Signatures                                                                    15

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                              ----------------------------------------
                                                                   March 2,               September 1,
                                                                      2002                     2001
                                                                 --------------         --------------
(In thousands, except share amounts)
                           Assets
Current assets:
    Cash and cash equivalents (Note 2)                               $ 179,848                 $ 21,753
    Merchandise inventories                                            656,680                  721,560
    Deferred income taxes                                               47,006                   43,985
    Income tax refund receivable                                           -                      4,936
    Prepayments and other current assets                                12,946                   15,031
                                                                 --------------          --------------
         Total current assets                                          896,480                  807,265

Property and equipment, net                                            629,351                  580,879

Other assets                                                            10,845                   11,601
                                                                 --------------          --------------

                                                                   $ 1,536,676              $ 1,399,745
                                                                 ==============          ==============

          Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued
         liabilities                                               $   397,753                $ 390,294
    Income taxes payable                                                20,793                        -
                                                                 --------------          --------------
         Total current liabilities                                     418,546                  390,294

Deferred income taxes                                                   53,105                   50,436
                                                                 --------------          --------------

Shareholders' equity (Notes 5 and 7):
    Preferred stock, $1 par; authorized
         and unissued 500,000 shares
    Common stock, $.10 par;
         authorized 600,000,000 shares at March 2, 2002,
         and 300,000,000 shares at September 1, 2001;
         issued 185,345,953 shares at March 2, 2002
         and 184,538,593 shares at September 1, 2001                   18,535                   18,454
    Capital in excess of par                                           53,847                   40,318
    Retained earnings                                               1,037,587                  945,192
                                                                --------------          --------------
                                                                    1,109,969                1,003,964
    Less common stock held in treasury,
         at cost (12,501,666 shares at
         March 2, 2002 and 12,502,954 at
         September 1, 2001) (Note 7)                                   44,944                   44,949
                                                                --------------          --------------
           Total shareholders' equity                               1,065,025                  959,015
                                                                --------------          --------------

                                                                  $ 1,536,676              $ 1,399,745
                                                                ==============          ==============

See notes to consolidated condensed financial statements

                     FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands, except per share amounts)                      Quarter Ended
                                                   -----------------------------------
                                                          March 2,        March 3,
                                                           2002            2001
                                                     (Thirteen Weeks) (Fourteen Weeks)
                                                   -----------------  ----------------

Net sales                                                $1,105,165   $1,037,368

Cost and expenses:
    Cost of sales                                           740,420      698,909
    Selling, general and
       administrative expenses                              264,323      243,247
                                                        ----------   -----------
                                                          1,004,743      942,156
                                                        ----------   -----------
Income before provision
       for taxes on income                                  100,422       95,212
Provision for taxes on income                                36,654       34,757
                                                        ----------   -----------

Net income                                               $   63,768   $   60,455
                                                         ==========   ===========

Net income per common share - Basic
    (Note 7)                                             $     0.37   $     0.35
                                                         =========   ===========

Average shares - Basic (Note 7)                             172,598      171,459
                                                        ==========   ===========

Net income per common share - Diluted
    (Note 7)                                             $     0.37  $      0.35
                                                        ==========   ===========

Average shares - Diluted (Note 7)                           173,934      172,682
                                                        ==========   ===========

Dividends per common share                               $ 0.06 1/2  $      0.06
                                                        ==========   ===========

See notes to consolidated condensed financial statements.

                     FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

(In thousands,except per share amounts)             First Half Ended
                                               --------------------------
                                                  March 2,     March 3,
                                                   2002         2001
                                                (Twenty Six  (Twenty Seven
                                                   Weeks)       Weeks)
                                               ------------  ------------

Net sales                                       $2,082,298   $1,857,516

Cost and expenses:
     Cost of sales                               1,383,140    1,234,643
     Selling, general and
       administrative expenses                     519,670      462,423
                                                  ---------   ---------
                                                  1,902,810   1,697,066
                                                  ---------   ---------
Income before provision
       for taxes on income                         179,488      160,450
Provision for taxes on income                       65,513       58,534
                                                  ---------   ---------

Net income                                        $ 113,975   $ 101,916
                                                  =========   =========

Net income per common share - Basic
       (Note 7)                                   $    0.66   $    0.59
                                                  =========   =========

Average shares - Basic (Note 7)                    172,425      171,323
                                                  =========   =========

Net income per common share - Diluted
       (Note 7)                                   $    0.66   $    0.59
                                                  =========   =========

Average shares - Diluted (Note 7)                  173,766      172,392
                                                  =========   =========

Dividends per common share                        $0.12 l/2   $0.11 l/2
                                                  =========   =========

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                               First Half Ended
                                                       ----------------------------
                                                           March 2,       March 3,
                                                             2002           2001
                                                        (Twenty Six     (Twenty Seven
                                                          Weeks)           Weeks)
                                                        ------------   ------------
Cash flows from operating activities:
       Net income                                           $ 113,975    $ 101,916
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                         37,176       31,783
         Deferred income taxes                                   (352)       1,687
         (Gain) loss on disposition of
           property and equipment                               1,565       (1,071)
         Changes in operating assets and liabilities:
           Merchandise inventories                             64,880       19,148
           Income tax refund receivable                         4,936         --
           Prepayments and other current assets                 2,085       (3,703)
           Other assets                                           756         (341)
           Accounts payable and accrued liabilities             6,545      (69,937)
           Income taxes payable                                20,793        9,807
                                                            ---------    ---------
                                                              252,359       89,289
                                                            ---------    ---------
Cash flows from investing activities:
         Capital expenditures                                 (88,466)     (78,947)
         Proceeds from dispositions of
           property and equipment                               1,253        1,958
                                                            ---------    ---------
                                                              (87,213)     (76,989)
                                                            ---------    ---------
Cash flows from financing activities:
         Reissuance of stock from treasury                          5            6
         Exercise of employee stock options                    13,610        7,012
         Payment of dividends                                 (20,666)     (18,833)
                                                            ---------    ---------
                                                               (7,051)     (11,815)
                                                            ---------    ---------
Net change in cash and cash equivalents                       158,095          485

Cash and cash equivalents at beginning of period               21,753       43,558
                                                            ---------    ---------
Cash and cash equivalents at end of period                  $ 179,848    $  44,043
                                                            =========    =========
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Interest                                           $     158    $     554
         Income taxes                                          34,143       43,906

See notes to consolidated condensed financial statements.

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 2, 2002, and the results of operations for the quarter and first half ended March 2, 2002 and March 3, 2001, and the cash flows for the first half ended March 2, 2002, and March 3, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-k for the year ended
     September 1, 2001.

     The results of operations for the first half ended March 2, 2002, are not necessarily indicative of the results to be expected for the full year. The calendar followed by the Company and most retailers included a non-comparative fifth week in January 2001 resulting in there being fourteen weeks in last year's second quarter.

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

The following is a summary of transactions under the plan during the first half ended March 2, 2002 and March 3, 2001 (In thousands, except per share amounts).

                                                  First Half Ended
                       -------------------------------------------------------------------
                                March 2, 2002                           March 3, 2001
                       --------------------------------- ---------------------------------
                         Number of                           Number of
                         shares            Option price      shares            Option price
                         under option      per share         under option      per share
                         ------------      ------------      ------------      ------------

Outstanding-beginning     4,386            $ 5.58-$30.25        4,169          $ 3.83-$24.75
   Granted                1,364            $24.25-$32.50        1,272          $17.50-$25.50
   Exercised               (807)           $ 5.58-$24.75         (577)         $ 3.83-$18.75
   Cancelled                (91)                                  (77)
                         ------------                        ------------
Outstanding-ending        4,852            $ 7.75-$32.50        4,787          $ 5.00-$25.50
                         ============                        ============
Exercisable options       1,459            $ 7.75-$24.75        1,682          $ 5.00-$21.50
                         ============                        ============

6.   In October 2001, the Financial Accounting Standards Board issued Statement
     No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
     (SFAS 144). SFAS 144 supersedes Statement No. 121, "Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
     Of". The provisions of SFAS 144 are effective for the Company's 2003 fiscal year. The Company does not expect the implementation of SFAS 144 to have a material effect on its financial position or results of operations.

7.   Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

                                                             Quarter Ended
                                                      ----------------------------
                                                          March 2,       March 3,
                                                            2002         2001
Basic Net Income Per Share:                         (Thirteen Weeks) (Fourteen Weeks)
                                                      ---------------  ------------

Net Income                                                $ 63,768     $    60,455
                                                          ========     ===========
Weighted Average Number of Shares
 Outstanding                                               172,598         171,459
                                                          ========     ===========

Net Income Per Common Share - Basic                       $   0.37     $      0.35
                                                          ========     ===========

Diluted Net Income Per Share:

Net Income                                                $ 63,768     $    60,455
                                                          ========     ===========

Weighted Average Number of Shares
 Outstanding                                               172,598         171,459

Effect of Dilutive Securities -
 Stock Options                                               1,336           1,223
                                                          --------     -----------
Average Shares - Diluted                                   173,934         172,682
                                                          ========     ===========

Net Income Per Common Share - Diluted                     $   0.37     $      0.35
                                                          ========     ===========

                                                           First Half Ended
                                                      ----------------------------
                                                        March 2,        March 3,
                                                          2002            2001
                                                      (Twenty Six    (Twenty Seven
                                                         Weeks)          Weeks)
                                                      -----------      -----------
Basic Net Income Per Share:

Net Income                                              $113,975       $   101,916
                                                        ========       ===========
Weighted Average Number of Shares
 Outstanding                                             172,425           171,323
                                                        ========       ===========

Net Income Per Common Share  - Basic                    $   0.66       $      0.59
                                                        ========       ===========
Diluted Net Income Per Share:

Net Income                                              $113,975       $   101,916
                                                        ========       ===========
Weighted Average Number of Shares
 Outstanding                                             172,425           171,323

Effect of Dilutive Securities -
 Stock Options                                             1,341             1,069
                                                        --------       -----------
Average Shares - Diluted                                 173,766           172,392
                                                        ========       ===========
Net Income Per Common Share - Diluted                   $   0.66       $      0.59
                                                        ========       ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the periods ended March 2, 2002 and March 3, 2001. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and
Notes to Consolidated Condensed Financial Statements included in this quarterly report. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended September 1,2001.

                         Liquidity and Capital Resources

     At March 2, 2002, the Company had working capital of $477.9 million with cash and cash equivalents of approximately $179.8 million and no outstanding borrowings. Operating activities generated cash of approximately $252.4 million during the first half of fiscal 2002 versus approximately $89.3 million during the first half of fiscal 2001. Changes in working capital in fiscal 2002 and
2001 were primarily the result of earnings and capital expenditures. Merchandise inventories at March 2, 2002, increased 5.0% over the level at March 3, 2001, primarily as a result of additional stores in operation and the initial stocking of a sixth full service distribution center. On a per store basis, inventories declined approximately 5.0%. The Company increased the inventory turnover in its distribution centers during this period and also flowed spring seasonal and apparel merchandise later during fiscal 2002 compared to fiscal 2001 in an effort to better match receipts to sales. These factors contributed to lower overall per store inventory levels at March 2, 2002, and to increased operating cash flow during the first half of fiscal 2002. The later arrival of spring seasonal and apparel merchandise and the continued stocking of the sixth distribution center will impact inventory levels and operating cash flow in the third quarter of fiscal 2002.

     Capital  expenditures  for  the  first  half  ended  March  2,  2002,  were approximately $88.5 million, and are currently expected to be approximately $200 million for fiscal 2002. The majority of planned capital expenditures for fiscal
2002 is related to the Company's new store expansion;  existing store expansion, relocation and  renovation;  and to the completion of  construction of the sixth full-service distribution center. The new store expansion and sixth distribution center will require additional investment in merchandise inventories.  In fiscal
2002, the Company currently  expects to open  approximately 525 stores and close approximately 50 stores for a net addition of approximately 475 stores, compared with the  opening of 502 stores and  closing of 50 stores for a net  addition of
452  stores  in fiscal  2001.  The  Company  also  currently  plans to expand or relocate approximately 100 stores and renovate approximately 50 stores in fiscal
2002,  compared with the expansion or relocation of 210 stores and renovation of
184 stores in fiscal 2001. In the first half of fiscal 2002,  the Company opened
201 stores,  closed 43 stores,  expanded or relocated 58 stores and renovated 21 stores.  As the Company  expects the pace of store  openings to  increase,  more capital expenditures and expenses related to the opening program are expected to be  incurred in the second  half of fiscal  2002,  compared to the first half of fiscal 2002.  The Company  occupies most of its stores under  operating  leases.
Store opening, closing, expansion,  relocation, and renovation plans, as well as overall capital expenditure plans, are continuously  reviewed and are subject to change.  The Company has unsecured  revolving  credit  facilities with banks for short-tern  borrowings of up to $200 million. One hundred million dollars of the facilities  expires on May 30, 2002, and the remaining  $100 million  expires on
May 31, 2003. The Company expects that the facilities  expiring on May 30, 2002, will be extended.  The Company has no  borrowings  against  these  facilities at
March 2, 2002. Cash flow from current operations and short-term borrowings under revolving credit  facilities are expected to be sufficient to meet liquidity and capital  resource needs,  including  store expansion and other capital  spending programs.

     The following table shows the Company's obligations and commitments to make future payments under contractual obligations (in thousands):

                                                       Payments Due During One Year Fiscal Period Ending
                                    ---------------------------------------------------------------------------
                                               February   February   February   February   February   Thereafter
Contractual Obligations               Total       2003     2004        2005       2006       2007
-------------------------------     ---------------------------------------------------------------------------
Merchandise letters of credit       $ 23,844   $ 23,844   $          $          $         $           $
Operating leases                     642,545    160,222    141,114    115,174     86,890    54,789       84,356
Construction obligations              21,103     21,103
                                    ---------------------------------------------------------------------------
Total Contractual Cash Obligations  $687,492   $205,169   $141,114   $115,174   $ 86,890  $ 54,789     $ 84,356
                                    ---------------------------------------------------------------------------

     The following table shows the Company's other commercial commitments (in thousands):

                                                Total
                                               Amounts
Other Commercial Commitments                  Committed
-------------------------------           ----------------
Standby letters of credit                      $ 32,175
Surety bonds                                      5,683
                                               ---------
Total Commercial Commitments                   $ 37,858
                                               ---------

     A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used to cover premium and deductible payments to the Company's workers compensation and general liability insurance carrier.

                              Results of Operations
Net sales

     Net sales increased 6.5% in the quarter ended March 2, 2002, as compared with the quarter ended March 3, 2001, and increased 12.1% in the first half ended March 2, 2002, as compared with the first half ended March 3, 2001. The calendar followed by the Company and most retailers included a non-comparative fifth week in January 2001 resulting in there being fourteen weeks in last year's second quarter. Sales for the fifth week in January 2001 were approximately $66.5 million. The sales comparison between the second quarter this fiscal year and the second quarter last fiscal year was difficult not only because of the loss of the extra week, but also due to a change in the retail calendar which shifted sales this fiscal year from the second to the first quarter. Last fiscal year, sales in the week after the Thanksgiving week were in the second quarter and this fiscal year sales in the week after the Thanksgiving week were in the first quarter. The sales increases in the second quarter of fiscal 2002 were attributable to increased sales in existing stores and sales from new stores opened as part of the Company's store expansion program.

     Excluding the non-comparative fifth week in January 2001, sales in existing stores increased 8.0% in the quarter ended March 2, 2002, above the comparable period in fiscal 2001, with sales of hardlines merchandise increasing approximately 9.9%, and sales of softlines merchandise increasing approximately
1.9%. Again excluding the non-comparative fifth week in January 2001, sales in existing stores increased 6.4% in the first half ended March 2, 2002, above the comparable period in fiscal 2001, with sales of hardlines merchandise increasing approximately 8.7% and sales of softlines merchandise decreasing approximately
0.5%. Hardlines as a percentage of total sales increased to approximately 76.6%
in the second quarter of fiscal 2002 compared to approximately 75.8% in the second quarter of fiscal 2001, and increased to approximately 76.8% in the first half of fiscal 2002 compared to approximately 75.2% in the first half of fiscal
2001. Softlines as a percentage of sales decreased to 23.4% in the second quarter of fiscal 2002 (with hanging apparel and shoes representing 11.1%, basic apparel 5.2% and domestics 7.1%) compared to 24.2% in the second quarter of fiscal 2001 (with hanging apparel and shoes representing 11.6%, basic apparel
5.1% and domestics 7.5%). Softlines as a percentage of sales decreased to 23.2%
in the first half of fiscal 2002 (with hanging apparel and shoes representing
11.4%, basic apparel 4.8% and domestics 7.0%) compared to 24.8% in the first half of fiscal 2001 (with hanging apparel and shoes representing 12.3%, basic apparel 5.1% and domestics 7.4%). During the first half of fiscal 2002, the
Company continued to reduce the space allocated to shoes, and use that space for additional consumables and other hardlines. The Company plans to continue to shift space from shoes to additional consumables and other hardlines during the third quarter of fiscal 2002. The Company's current plan is for sales in existing stores in the third and fourth quarters to increase in the 5% to 6%
range.
     Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.
     The average number of stores open during the first half of fiscal 2002 was
10.9% more than during the first half of fiscal 2001. The Company had 4,299 stores in operation at March 2, 2002, as compared with 3,907 stores in operation at March 3, 2001, representing an increase of approximately 10.0%.

Cost of Sales

     Cost of sales increased 5.9% in the quarter ended March 2, 2002, as compared with the quarter ended March 3, 2001, and increased 12.0% in the first half ended March 2, 2002, as compared to the first half ended March 3, 2001.
These increases primarily reflected the additional sales volume between years.
Cost of sales, as a percentage of net sales, was 67.0% in the quarter ended
March 2, 2002, compared with 67.4% in the quarter ended March 3, 2001, and was
66.4% in the first half ended March 2, 2002, compared with 66.5% in the first half ended March 3, 2001. The decreases in the cost of sales percentages for the quarter and the first half of fiscal 2002 were due primarily to lower markdowns and freight costs, partially offset by the adverse margin impact of increased sales of basic consumables. The Company's plan is for the cost of sales percentage to be relatively flat for the full fiscal year 2002 compared to fiscal year 2001, anticipating that the adverse margin impact of higher basic consumables sales in the third and fourth quarters of fiscal 2002 will be offset by lower markdowns of seasonal merchandise primarily in the fourth quarter of fiscal 2002. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased 8.7% in the quarter ended March 2, 2002, as compared with the quarter ended March 3, 2001, and increased 12.4% in the first half ended March 2, 2002, as compared with the first half ended March 3, 2001. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation partially offset by having one less week in the second quarter of fiscal 2002 versus the second quarter of fiscal 2001. Selling, general and administrative expenses, as a percentage of net sales, were 23.9% in the quarter ended March 2, 2002, as compared with 23.4% in the quarter ended
March 3, 2001, and were 25.0% in the first half ended March 2, 2002, as compared with 24.9% in the first half ended March 3, 2001. The increase in the percentages for the quarter and first half ended March 2, 2002 were due primarily to there being an extra week in the second quarter and first half of fiscal 2001 which provided extra leverage of fixed costs during that period. The shift in sales of the week after Thanksgiving into the first quarter of fiscal
2002 also negatively impacted this percentage for the second quarter. After factoring out the impact of retail calendar changes, the Company continues to modestly leverage expenses. This reflects primarily labor productivity gains which were partially offset by rising health care and store lease costs. The
Company's plan is for expenses to decrease slightly as a percentage of sales for fiscal year 2002 compared to fiscal year 2001.

Provision for taxes on income

     The effective tax rate was 36.5% for the quarters and first halves ended
March 2, 2002 and March 3, 2001.

                          Critical Accounting Policies

     Management believes the following accounting principles are critical because they involve significant judgments, assumptions, and estimates used in the preparation of the Company's consolidated financial statements.

Merchandise Inventories:
     Inventories are valued using the retail method, based on retail prices less markon percentages, which approximates the lower of first-in, first-out (FIFO)
cost or market. The Company records adjustment to inventory through cost of goods sold when permanent retail price reductions, or markdowns, are reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation. If actual demand or market conditions are different than those projected by management, additional markdowns may be necessary. This risk is generally higher for seasonal merchandise than for non-seasonal goods. The
Company also provides for estimated inventory losses for damaged, lost or stolen inventory for the period from the physical inventory to the financial statement date. These estimates are based on historical experience and other factors.

Property and Equipment:
     Property and equipment is stated at cost. Depreciation for financial reporting purposes is being provided principally by the straight-line method over the estimated useful lives of the related assets. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. The Company generally assigns no salvage value to property and equipment. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, impairment losses on fixed assets have not been material to the Company's financial position and results of operations.

Because the Company leases substantially all of its stores under operating leases, the risk of impairment of fixed assets relates principally to the leasehold improvements and other store-level assets in the event of closure.
When a store is identified for closure within a one-year period, an impairment provision is recorded, if necessary, to reduce the remaining investment in fixed assets to estimated fair value.

Selling, General and Administrative expenses:
     The Company expenses all selling, general and administrative expenses as incurred. In addition, buying, warehousing and occupancy costs, including depreciation, are included in selling, general and administrative expenses.

Insurance Liabilities:
     The Company is primarily self-insured for health care, property loss, workers' compensation and general liability costs. These costs are significant primarily due to the large number of the Company's retail locations and employees. The Company's self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.
Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers' compensation and general liability claims. If the underlying facts and circumstances of the claim change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense which could be material to the reported financial condition and results of operation.

                           Forward-Looking Statements

     Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
These forward-looking statements address the Company's plans and activities or events which the Company expects will or may occur in the future such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses and other aspects of the Company's business and operations. A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, the impact of acts of war or terrorism, changes in consumer demand and product mix, unusual weather that may temporarily impact sales, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company's costs, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and others factors, risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.
The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

                        PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Stockholders of the Company held January 17,
           2002, stockholders voted to:

     (a)   Elect to the Board of Directors of the Company the nine nominees named in the Proxy Statement for the Annual Meeting as follows:

                                        Shares          Shares Withholding
Nominee                               Voting For         Authority to Vote
--------------------------------------------------------------------------
Leon Levine                           125,480,575            11,278,861
Howard R. Levine                      125,539,847            11,219,589
R. James Kelly                        126,249,947            10,509,489
R. David Alexander, Jr.               126,096,741            10,662,695
George R. Mahoney, Jr.                127,050,546             9,708,890
Mark R. Bernstein                     135,009,531             1,749,905
Sharon Allred Decker                  135,019,367             1,740,069
James H. Hance, Jr.                   135,017,667             1,741,769
James G. Martin                       135,017,867             1,741,569

     (b)   Ratify the action of the Board of Directors to amend the
           Corporation's Certificate of Incorporation to increase the authorized number of shares of Common Stock, par value $.10 per share, from
           300,000,000 to 600,000,000 with 128,873,688 shares voted for,
           6,992,456 shares against and 893,292 shares abstaining.

     (c)   Ratify the action of the Board of Directors in selecting
           PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 31, 2002 with 135,625,174 shares voted for, 454,159 shares against and 680,103 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits filed herewith:

     3   (i)       Certificate of Amendment, dated January 17, 2002,
                   of Certificate of Incorporation.

   *10   (i)       Incentive Profit Sharing Plan, amended as of
                   January 17, 2002.

   *10  (ii)       1989 Non-Qualified Stock Option Plan, amended as of
                   January 17, 2002.

   *10 (iii)       Family Dollar Employee Savings and Retirement Plan and
                   Trust, amended and restated as of January 1, 2002.

    11             Statements  Re:  Computations of Per Share Earnings

     (b)   Reports on Form 8-K - None

     *Exhibit represents a compensatory plan

                          PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FAMILY DOLLAR STORES, INC.
                                          --------------------------
                                                  (Registrant)

         Date: April 10, 2002              /s/ R. James Kelly
                                           --------------------------
                                           R. JAMES KELLY
                                           Vice Chairman

         Date: April 10, 2002              /s/ C. Martin Sowers
                                           --------------------------
                                           C. MARTIN SOWERS
                                           Senior Vice President-Finance