Form 10-Q
period 2002-06-01
FAMILY DOLLAR STORES INC
filed 2002-07-03
CIK 34408

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2002

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
Yes [X]   No [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2002
Common Stock, $.10 par value	173,289,637 shares

	FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES INDEX
		Page No
Part I	Financial Information
Item 1	- Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheets - June l, 2002 and September 1, 2001	2
	Consolidated Condensed Statements of Income - Quarter Ended June 1, 2002 and June 2, 2001	3
	Consolidated Condensed Statements of Income - Three Quarters Ended June 1, 2002 and June 2, 2001	4
	Consolidated Condensed Statements of Cash Flows - Three Quarters Ended June 1, 2002 and June 2, 2001	5
	Notes to Consolidated Condensed Financial Statements	6-8
Item 2	- Management's Discussion and Analysis of Financial Condition and Results of Operations	9-13
Part II	Other Information and Signatures
Item 1	- Legal Proceedings	14
Item 6	- Exhibits and Reports on Form 8-K	14
Signatures		15

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                            June 1,   September 1,
                                                             2002          2001
                                                          ------------ ------------
(In thousands, except share amounts)
                      Assets
                      ------
Current assets:
    Cash and cash equivalents (Note 2)                    $  159,536   $   21,753
    Merchandise inventories                                  709,024      721,560
    Deferred income taxes                                     44,718       43,985
    Income tax refund receivable                                --          4,936
    Prepayments and other current assets                      13,255       15,031
                                                          ----------   ----------
         Total current assets                                926,533      807,265

Property and equipment, net                                  657,103      580,879

Other assets                                                   9,613       11,601
                                                          ----------   ----------

                                                          $1,593,249   $1,399,745
                                                          ==========   ==========
     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities:
    Accounts payable and accrued
         liabilities                                      $  406,498   $  390,294
    Income taxes payable                                      10,580         --
                                                          ----------   ----------
         Total current liabilities                           417,078      390,294

Deferred income taxes                                         54,713       50,436
                                                          ----------   ----------

Shareholders' equity (Notes 5 and 7):
    Preferred stock, $1 par; authorized
         and unissued 500,000 shares
    Common stock, $.10 par;
         authorized 600,000,000 shares at June 1, 2002,
         and 300,000,000 shares at September 1, 2001;
         issued 185,687,283 shares at June 1, 2002
         and 184,538,593 shares at September 1, 2001          18,569       18,454
    Capital in excess of par                                  60,445       40,318
    Retained earnings                                      1,087,388      945,192
                                                          ----------   ----------
                                                           1,166,402    1,003,964
    Less common stock held in treasury,
         at cost (12,501,666 shares at
         June 1, 2002 and 12,502,954 at
         September 1, 2001)                                   44,944       44,949
                                                          ----------   ----------
           Total shareholders' equity                      1,121,458      959,015
                                                          ----------   ----------
                                                          $1,593,249   $1,399,745
                                                          ==========   ==========

See notes to consolidated condensed financial statements

                  FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

(In thousands, except per share amounts)                    Quarter Ended
                                                      --------------------------
                                                        June 1,         June 2,
                                                         2002             2001
                                                      ----------      ----------

Net sales                                             $1,022,082     $   887,037

Cost and expenses:
    Cost of sales                                        666,735         574,605
    Selling, general and
       administrative expenses                           259,189         228,198
                                                      ----------     -----------
                                                         925,924         802,803
                                                      ----------     -----------
Income before provision
       for taxes on income                                96,158          84,234
Provision for taxes on income                             35,098          30,745
                                                      ----------     -----------

Net income                                            $   61,060     $    53,489
                                                      ==========     ===========

Net income per common share - Basic
    (Note 7)                                          $     0.35     $      0.31
                                                      ==========     ===========

Average shares - Basic (Note 7)                          173,074         171,740
                                                      ==========     ===========

Net income per common share - Diluted
    (Note 7)                                          $     0.35     $      0.31
                                                      ==========     ===========

Average shares - Diluted (Note 7)                        174,357         173,029
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

                   FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

 (In thousands, except per share amounts)                Three Quarters Ended
                                                        ------------------------
                                                           June 1,      June 2,
                                                             2002        2001
                                                         (Thirty Nine   (Forty
                                                            Weeks)       Weeks)
                                                        ----------    ----------

Net sales                                             $3,104,380      $2,744,553

Cost and expenses:
     Cost of sales                                     2,049,875       1,809,248
     Selling, general and
       administrative expenses                           778,859         690,621
                                                      ----------      ----------
                                                       2,828,734       2,499,869
                                                      ----------      ----------
Income before provision
       for taxes on income                               275,646         244,684
Provision for taxes on income                            100,611          89,279
                                                      ----------      ----------

Net income                                            $  175,035      $  155,405
                                                      ==========      ==========

Net income per common share - Basic
       (Note 7)                                       $     1.01      $     0.91
                                                      ==========      ==========

Average shares - Basic (Note 7)                          172,641         171,459
                                                      ==========      ==========

Net income per common share - Diluted
       (Note 7)                                       $     1.01      $     0.90
                                                      ==========      ==========

Average shares - Diluted (Note 7)                        173,968         172,616
                                                      ==========      ==========

Dividends per common share                            $     0.19       $0.17 l/2
                                                      ==========      ==========

See notes to consolidated condensed financial statements.

                     FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(In thousands)                                           Three Quarters Ended
                                                     ------------------------------
                                                       June 1,           June 2,
                                                         2002              2001
                                                     (Thirty Nine        (Forty
                                                        Weeks)            Weeks)
                                                     -------------   -------------
Cash flows from operating activities:
       Net income                                        $ 175,035    $ 155,405
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                      56,706       49,570
         Deferred income taxes                               3,544       15,510
         (Gain) loss on disposition of
           property and equipment                            1,577       (1,094)
         Changes in operating assets and liabilities:
           Merchandise inventories                          12,536      (20,985)
           Income tax refund receivable                      4,936         --
           Prepayments and other current assets              1,776       (1,888)
           Other assets                                      1,988       (1,799)
           Accounts payable and accrued liabilities         15,268      (56,110)
           Income taxes payable                             10,580       (5,416)
                                                         ---------    ---------
                                                           283,946      133,193
                                                         ---------    ---------
Cash flows from investing activities:
         Capital expenditures                             (136,615)    (120,211)
         Proceeds from dispositions of
           property and equipment                            2,108        2,182
                                                         ---------    ---------
                                                          (134,507)    (118,029)
                                                         ---------    ---------
Cash flows from financing activities:
         Reissuance of stock from treasury                       5            6
         Exercise of employee stock options                 20,242        8,090
         Payment of dividends                              (31,903)     (29,136)
                                                         ---------    ---------
                                                           (11,656)     (21,040)
                                                         ---------    ---------

Net change in cash and cash equivalents                    137,783       (5,876)

Cash and cash equivalents at beginning of period            21,753       43,558
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 159,536    $  37,682
                                                         =========    =========

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Interest                                        $     158    $     554
         Income taxes                                       72,588       75,578

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 1, 2002, and the results of operations for the quarter and the three quarters ended June 1, 2002 and June 2, 2001,and the cash flows for the three quarters ended June 1, 2002, and June 2, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 1, 2001.

The results of operations for the three quarters ended June 1, 2002, are not necessarily indicative of the results to be expected for the full year. The calendar followed by the Company and most retailers included a non-comparative fifth week in January 2001 resulting in there being fourteen weeks in last year’s second quarter.

The Company manages its business on the basis of one reportable segment.

2.	The Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments.

3.	The preparation of the Company’s consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4.	The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million. One hundred million dollars of the facilities expires on May 29, 2003, and the remaining $100 million expires on May 31, 2004. Borrowings under these facilities are at a variable interest rate based on short-term market interest rates. The Company may convert up to $100 million of the facilities expiring on May 31, 2004, into either a five or seven year term loan, at the bank’s variable prime rate.

5.	The Company’s non-qualified stock option plan provides for the granting of options to key employees to purchase shares of common stock at prices not less than the fair market value on the date of grant. Options expire five years from the date of grant and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis.

The following is a summary of transactions under the plan during the three quarters ended June 1, 2002 and June 2, 2001 (In thousands, except per share amounts).

                                                     Three Quarters Ended
                          ------------------------------------------------------------------------
                                    June 1, 2002                         June 2, 2001
                          ---------------------------------    -----------------------------------

                           Number of                             Number of
                           shares           Option price         shares            Option price
                           under option     per share            under option      per share
                          ---------------  ---------------     ---------------     ---------------
Outstanding-beginning           4,386        $ 5.58-$30.25           4,169          $ 3.83-$24.75
    Granted                     1,402        $24.25-$35.50           1,313          $17.50-$27.25
    Exercised                  (1,149)       $ 5.58-$24.75            (649)         $ 3.83-$18.75
    Cancelled                    (108)                                (123)
                          ---------------                      ---------------
Outstanding-ending              4,531        $ 9.67-$35.50           4,710          $ 5.00-$27.25
                          ===============                      ===============
Exercisable options             1,154        $ 9.67-$24.75           1,708          $ 5.00-$24.75
                          ===============                      ===============

6.	In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of SFAS 144 are effective for the Company's 2003 fiscal year. The Company does not expect the implementation of SFAS 144 to have a material effect on its financial position or results of operations.

7.	Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding stock options had been exercised.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

                                                             Quarter Ended
                                                       -------------------------                                                             June 1,                      June 2,
                                                           June 1,     June 2,
                                                            2002         2001
                                                        ----------    ----------
Basic Net Income Per Share:

Net Income                                               $ 61,060       $ 53,489
                                                         ========       ========
Weighted Average Number of Shares
 Outstanding                                              173,074        171,740
                                                         ========       ========
Net Income Per Common Share - Basic                      $   0.35       $   0.31
                                                         ========       ========
Diluted Net Income Per Share:

Net Income                                               $ 61,060       $ 53,489
                                                         ========       ========
Weighted Average Number of Shares
 Outstanding                                              173,074        171,740

Effect of Dilutive Securities -
 Stock Options                                              1,283          1,289
                                                         --------       --------
Average Shares - Diluted                                  174,357        173,029
                                                         ========       ========

Net Income Per Common Share - Diluted                    $   0.35       $   0.31
                                                         ========       ========

                                                          Three Quarters Ended
                                                       -------------------------
                                                         June 1,        June 2,
                                                           2002          2001
                                                       (Thirty Nine     (Forty
                                                          Weeks)         Weeks)
                                                        ----------    ----------
Basic Net Income Per Share:

Net Income                                               $175,035       $155,405
                                                         ========       ========
Weighted Average Number of Shares
 Outstanding                                              172,641        171,459
                                                         ========       ========
Net Income Per Common Share  - Basic                     $   1.01       $   0.91
                                                         ========       ========
Diluted Net Income Per Share:

Net Income                                               $175,035       $155,405
                                                         ========       ========
Weighted Average Number of Shares
 Outstanding                                              172,641        171,459

Effect of Dilutive Securities -
 Stock Options                                              1,327          1,157
                                                         --------       --------
Average Shares - Diluted                                  173,968        172,616
                                                         ========       ========

Net Income Per Common Share - Diluted                    $   1.01       $   0.90
                                                         ========       ========

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the periods ended June 1, 2002 and June 2, 2001. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended September 1, 2001.

Liquidity and Capital Resources

     At June 1, 2002, the Company had working capital of $509.5 million with cash and cash equivalents of approximately $159.5 million and no outstanding borrowings. Operating activities generated cash of approximately $283.9 million during the first three quarters of fiscal 2002 versus approximately $133.2 million during the first three quarters of fiscal 2001. Changes in working capital in fiscal 2002 and 2001 were primarily the result of earnings and capital expenditures. Merchandise inventories at June 1, 2002, increased 6.5% over the level at June 2, 2001, primarily as a result of additional stores in operation and the initial stocking of a sixth full service distribution center. On a per store basis, inventories declined approximately 3.0%. Inventory turnover continued to increase, benefiting in part from improved distribution center replenishment systems and improved assortment planning processes for seasonal and apparel merchandise. Inventory turnover also benefited from the continued shift in the merchandise mix toward hardlines consumables. These factors partially offset the required inventory investment for the new stores and new distribution center, contributing to lower overall per store inventory levels at June 1, 2002, and to increased operating cash flow during the first three quarters of fiscal 2002.
     Capital expenditures for the first three quarters ended June 1, 2002, were approximately $136.6 million, and are currently expected to be approximately $200 million for fiscal 2002. The majority of planned capital expenditures for fiscal 2002 is related to the Company's new store expansion; existing store expansion, relocation and renovation; and to the completion of construction of the sixth full-service distribution center. The new store expansion and sixth distribution center require additional investment in merchandise inventories. In fiscal 2002, the Company currently expects to open approximately 525 stores and close approximately 50 stores for a net addition of approximately 475 stores, compared with the opening of 502 stores and closing of 50 stores for a net addition of 452 stores in fiscal 2001. The Company also currently plans to expand or relocate approximately 125 stores and renovate approximately 50 stores in fiscal 2002, compared with the expansion or relocation of 210 stores and renovation of 184 stores in fiscal 2001. In the first three quarters of fiscal 2002, the Company opened 336 stores, closed 46 stores, expanded or relocated 96 stores and renovated 34 stores. The openings in the third quarter this year included the first stores in Utah, and the Company now operates in 40 states. As the Company expects the pace of store openings to increase in the fourth quarter of fiscal 2002, more capital expenditures and expenses related to the opening program are expected to be incurred in the fourth quarter compared to the first three quarters. In fiscal 2003, the Company currently plans to open approximately 575 new stores, and close approximately 50 stores, expand or relocate approximately 150 stores and continue its program of renovating stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change. The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million. One hundred million dollars of the facilities expires on May 29, 2003 and the remaining $100 million expires on May 31, 2004. The Company has no borrowings against these facilities at June 1, 2002. Cash flow from current operations and short-term borrowings under revolving credit facilities are expected to be sufficient to meet liquidity and capital resource needs, including store expansion and other capital spending programs.

      The following table shows the Company's obligations and commitments to make future payments under contractual obligations (in thousands):

                                                Payments Due During One Year Fiscal Period Ending
                                  -----------------------------------------------------------------------------
                                                  May      May         May        May        May     Thereafter
Contractual Obligations               Total       2003     2004        2005       2006       2007
-----------------------           -----------------------------------------------------------------------------

Merchandise letters of credit       $ 58,420   $ 58,420   $          $          $         $          $
Operating leases                     631,356    159,726    138,638    112,174     82,875   50,985      86,958
Construction obligations              10,489     10,489
Total Contractual Cash Obligations  $700,265   $228,635   $138,638   $112,174   $ 82,875  $50,985    $ 86,958

        The following table shows the Company’s other commercial commitments as of June 1, 2002 (in thousands):

                                                Total
                                               Amounts
Other Commercial Commitments                   Committed
----------------------------                 -----------
Standby letters of credit                      $ 32,175
Surety bonds                                      5,695
                                             -----------
Total Commercial Commitments                   $ 37,870
                                             -----------

        A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier. The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion.

Results of Operations

Net sales

        Net sales increased 15.2% in the quarter ended June 1, 2002, as compared with the quarter ended June 2, 2001, and increased 13.1% in the three quarters ended June 1, 2002, as compared with the three quarters ended June 2, 2001. The calendar followed by the Company and most retailers included a non-comparative fifth week in January 2001 resulting in there being fourteen weeks in last year’s second quarter. Sales for the fifth week in January 2001 were approximately $66.5 million. The sales increases in the third quarter of fiscal 2002 were attributable to increased sales in existing stores and sales from new stores opened as part of the Company’s store expansion program.
        Sales in existing stores increased 6.1% in the quarter ended June 1, 2002, above the comparable period in fiscal 2001, with sales of hardlines merchandise increasing approximately 8.5%, and sales of softlines merchandise decreasing approximately 1.4%. Excluding the non-comparative fifth week in January 2001, sales in existing stores increased 6.3% in the three quarters ended June 1, 2002, above the comparable period in fiscal 2001, with sales of hardlines merchandise increasing approximately 8.7% and sales of softlines merchandise decreasing approximately 0.7%. Hardlines as a percentage of total sales increased to approximately 75.5% in the third quarter of fiscal 2002 compared to approximately 73.7% in the third quarter of fiscal 2001, and increased to approximately 76.4% in the first three quarters of fiscal 2002 compared to approximately 74.7% in the first three quarters of fiscal 2001. Softlines as a percentage of sales decreased to 24.5% in the third quarter of fiscal 2002 (with hanging apparel and shoes representing 13.8%, basic apparel 4.2% and domestics 6.5%) compared to 26.3% in the third quarter of fiscal 2001 (with hanging apparel and shoes representing 14.8%, basic apparel 4.5% and domestics 7.0%). Softlines as a percentage of sales decreased to 23.6% in the first three quarters of fiscal 2002 (with hanging apparel and shoes representing 12.2%, basic apparel 4.6% and domestics 6.8%) compared to 25.3% in the first three quarters of fiscal 2001 (with hanging apparel and shoes representing 13.1%, basic apparel 4.9% and domestics 7.3%). During the first three quarters of fiscal 2002, the Company continued to reduce the space allocated to shoes, and use that space for additional consumables and other hardlines. The Company’s current plan is for sales in existing stores in the fourth quarter to increase in the 4% to 6% range. The Company will eliminate in the fourth quarter an advertising circular that was distributed at the end of July and beginning of August last year.
        Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies. Softlines merchandise includes men’s, women’s, boy’s, girl’s and infant’s clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.
        The average number of stores open during the first three quarters of fiscal 2002 was 10.6% more than during the first three quarters of fiscal 2001. The Company had 4,431 stores in operation at June 1, 2002, as compared with 4,029 stores in operation at June 2, 2001, representing an increase of approximately 10.0%.

Cost of Sales

        Cost of sales increased 16.0% in the quarter ended June 1, 2002, as compared with the quarter ended June 2, 2001, and increased 13.3% in the three quarters ended June 1, 2002, as compared to the three quarters ended June 2, 2001. These increases primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.2% in the quarter ended June 1, 2002, compared with 64.8% in the quarter ended June 2, 2001 and was 66.0% in the three quarters ended June 1, 2002, compared with 65.9% in the three quarters ended June 2, 2001. The increases in the cost of sales percentages for the quarter and the first three quarters of fiscal 2002 were due primarily to the adverse margin impact of increased sales of basic consumables. The Company’s plan is for the cost of sales percentage to be relatively flat for the full fiscal year 2002 compared to fiscal year 2001, anticipating that the adverse margin impact of higher basic consumables sales in the fourth quarter of fiscal 2002 will be offset by lower markdowns of seasonal merchandise. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs and by changes in merchandise shrinkage losses and freight costs.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased 13.6% in the quarter ended June 1, 2002, as compared with the quarter ended June 2, 2001, and increased 12.8% in the three quarters ended June 2, 2001, as compared with the three quarters ended June 2, 2001. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation and the ramp-up of the sixth distribution center partially offset by having one less week in the second quarter of fiscal 2002 versus the second quarter of fiscal 2001. Selling, general and administrative expenses, as a percentage of net sales, were 25.4% in the quarter ended June 1, 2002, as compared with 25.7% in the quarter ended June 2, 2001, and were 25.1% in the three quarters ended June 1, 2002, as compared with 25.2% in the three quarters ended June 2, 2001. The decrease in the percentages for the quarter and three quarters ended June 1, 2002 were due primarily to increased labor productivity and lower utility costs which offset rising insurance and store lease costs and the prior year leverage effect of the extra week in the second quarter of fiscal 2001. The Company’s plan is for expenses to decrease slightly as a percentage of sales for fiscal year 2002 compared to fiscal year 2001.

Provision for taxes on income

        The effective tax rate was 36.5% for the quarters and first three quarters ended June 1, 2002 and June 2, 2001.

Critical Accounting Policies

        Management believes the following accounting principles are critical because they involve significant judgments, assumptions, and estimates used in the preparation of the Company’s consolidated financial statements.

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

Property and equipment:
        Property and equipment is stated at cost. Depreciation for financial reporting purposes is being provided principally by the straight-line method over the estimated useful lives of the related assets. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. The Company generally assigns no salvage value to property and equipment. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, impairment losses on fixed assets have not been material to the Company’s financial position and results of operations. Because the Company leases substantially all of its stores under operating leases, the risk of impairment of fixed assets relates principally to the leasehold improvements and other store-level assets in the event of closure.

Selling, General and Administrative expenses:
        The Company expenses all selling, general and administrative expenses as incurred. In addition, buying, warehousing and occupancy costs, including depreciation, are included in selling, general and administrative expenses.

Insurance Liabilities:
        The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims. If the underlying facts and circumstances of the claim change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense which could be material to the reported financial condition and results of operation.

Forward-Looking Statements

        Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s plans and activities or events which the Company expects will or may occur in the future such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses and other aspects of the Company’s business and operations. A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, the impact of acts of war or terrorism, changes in consumer demand and product mix, unusual weather that my temporarily impact sales, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas, and freight rates, availability or real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company’s costs, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings
On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. The Complaint has been amended to add as plaintiffs five more individuals who have held the position of Store Manager for subsidiaries of the Company. The Complaint alleges that the Company violated the Fair Labor Standards Act by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. Plaintiffs seek to recover for themselves, and also for other similarly situated current and former Store Managers who may wish to join this collective action, unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys' fees, costs and expenses, and such other relief as the Court may deem proper. The lawsuit is currently in the early discovery phase. The Company is vigorously defending this action. While the outcome of any litigation is inherently uncertain, the Company believes that the Store Managers are “exempt” employees under the Fair Labor Standards Act and have been properly compensated, and that the Company has meritorious defenses that should enable it to ultimately prevail.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

10 (i)	Amendment No. 4, effective as of April 1, 2001, to Family Dollar Employee Savings and Retirement Plan and Trust.

10 (ii)	Letter Amendment dated as of May 31, 2002, between Family Dollar Stores, Inc. and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001.

10 (iii)	Letter Amendment dated May 1, 2002, between Family Dollar Stores, Inc. and Family Dollar, Inc., as Borrower, and Wachovia Bank, N.A., amending the Credit Agreement dated as of August 7, 2001.

11	Statements Re: Computations of Per Share Earnings

(b)	Reports on Form 8-K - none

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC. (Registrant)

Date: July 2, 2002	/s/ R. James Kelly R. James Kelly Vice Chairman

Date: July 2, 2002	/s/ C. Martin Sowers C. Martin Sowers Senior Vice President-Finance