Form 10-K
period 2002-08-31
FAMILY DOLLAR STORES INC
filed 2002-11-20
CIK 34408

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2002

Commission File No. 1-6807

FAMILY DOLLAR STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	56-0942963 (I.R.S. Employer Identification Number)
10401 Old Monroe Road, Matthews, North Carolina (Address of principal executive offices)	28105 (Zip Code)

P. O. Box 1017, Charlotte, North Carolina 28201-1017
(Mailing address)

Registrant's telephone number, including area code    (704) 847-6961

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing price of these shares on the New York Stock Exchange on November 1, 2002, was approximately $4,900,000,000.

The number of shares of the registrant's Common Stock outstanding as of November 1, 2002, was 172,957,582.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents (To the extent indicated herein)	Location in Form 10-K
Annual Report to Stockholders for the fiscal year ended August 31, 2002	Part II (Items 5, 6, 7 and 8) Part IV (Item 15)
Proxy Statement dated November 20, 2002 for the Annual Meeting of Stockholders	Part III (Items 10, 11, 12 and 13)

PART I

ITEM 1. BUSINESS

        The original predecessor of Family Dollar Stores, Inc., was organized in 1959 to operate a self-service retail store in Charlotte, North Carolina. In subsequent years, additional stores were opened, and separate corporations generally were organized to operate these stores. Family Dollar Stores, Inc. (together with its direct and indirect subsidiaries and related entities referred to herein as the "Company"), was incorporated in Delaware in 1969, and all existing corporate entities became wholly-owned subsidiaries. Additional stores continued to be opened and operated in direct and indirect subsidiaries and related entities. Indirect subsidiaries and related entities provide distribution, trucking, operations, merchandising, marketing and other services to the Company.

        The Company operates a chain of self-service retail discount stores. As of November 1, 2002, there were 4,636 stores in 41 states and the District of Columbia as follows:

Texas	537	Alabama	144	Connecticut	41
Ohio	290	Illinois	121	Minnesota	39
North Carolina	268	West Virginia	100	Iowa	26
Florida	253	Mississippi	100	Kansas	23
Georgia	248	Oklahoma	98	Delaware	21
Michigan	213	Arkansas	96	Nebraska	21
New York	209	Wisconsin	83	Maine	21
Virginia	190	Missouri	74	New Hampshire	19
Pennsylvania	187	Massachusetts	72	Rhode Island	18
Louisiana	179	Arizona	71	Utah	10
Tennessee	171	Maryland	66	South Dakota	8
Kentucky	164	New Mexico	61	Vermont	7
South Carolina	147	New Jersey	49	District of Columbia	1
Indiana	146	Colorado	43	Nevada	1

        The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 3,017 stores on August 29, 1998; 3,324 stores on August 28, 1999; 3,689 stores on August 26, 2000; 4,141 stores on September 1, 2001; and 4,616 stores on August 31, 2002.

        During the fiscal year ended August 31, 2002, 50 stores were closed, 39 stores were relocated within the same shopping center or market area, 82 stores were expanded in size and 42 stores were renovated. All of the stores are occupied under leases, except 281 stores owned by the Company. (See "Properties" herein.) The Company has announced plans to open approximately 575 stores and close approximately 50 stores during the current fiscal year. Such plans are continually reviewed and subject to change. From September 1, 2002, through November 1, 2002, the Company opened 49 new stores, closed 29 stores, relocated 12 stores, expanded 11 stores and renovated 20 stores.

        As of November 1, 2002, the Company had in the aggregate approximately 38,500,000 square feet of total store space (including receiving rooms and other non-selling areas). The typical store has approximately 7,500 to 9,500 square feet of total area. The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available. There also are storefront locations in urban markets. Historically, about 25% of the stores have been located in urban areas with populations above 75,000. In fiscal 2002, about 40% of new stores opened in urban markets, with particular emphasis on the large urban markets. In the current fiscal year, the Company continues to open large numbers of new stores in small towns and rural areas, but increased emphasis is being given to potential locations in those urban markets where the Company has experienced success. All stores are similar in appearance and display highly visible red and white "Family Dollar Stores" or "Family Dollar" signs.

        The Company's stores are operated on a self-service, cash-and-carry basis, and low overhead permits the sale of merchandise at a relatively moderate markup. During the fiscal year ended August 31, 1994, the Company began to change its merchandising strategy from promotional pricing to everyday low prices. Prices were reduced on many items and everyday low pricing was implemented in all stores in the fiscal year ended August 31, 1995. No single store accounted for more than one-tenth of one percent of sales during the fiscal year ended August 31, 2002. The stores are open six days a week, and many are open on Sunday afternoons.

        The stores offer a variety of hardlines and softlines merchandise. Hardlines merchandise includes primarily household chemical and paper products, candy, snack and other food, health and beauty aids, electronics, housewares and giftware, toys, stationery and school supplies, seasonal goods, hardware and automotive supplies. Softlines merchandise includes men's, women's, boys', girls' and infants' clothing, shoes, and domestic items such as blankets, sheets and towels. During the fiscal year ended August 31, 2002, hardlines accounted for approximately 76.4% of the Company's sales. Softlines accounted for approximately 23.6% of sales (with hanging apparel and shoes representing 12.4%, basic apparel 4.5% and domestics 6.7%).

        During the fiscal year ended August 31, 2002, nationally advertised brand merchandise accounted for approximately 33% of sales, Family Dollar label merchandise accounted for approximately 3% of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. Irregular merchandise accounted for less than one-quarter of 1% of sales during such period. The Company does not accept credit cards or extend credit, but is testing the acceptance of debit cards in a limited number of stores.

        During the fiscal year ended August 31, 2002, the Company continued to adjust the merchandise selection in the stores. In recent years, more hardline consumables, including brand names, have been added. To make room for the additional hardlines, beginning in May 2000, space allocated to hanging apparel was reduced by about 15% to 20%. New fixtures were installed in departments such as giftware, artificial flowers and 2 for $1 greeting cards and aisles were widened. This space reallocation program was completed in October 2000. In the fourth quarter of the fiscal year ended September 1, 2001, the Company began reducing space allocated to shoes. Approximately one-half of the shoe inventories were eliminated in a program that was completed in January 2002, with more hardlines, including consumables, taking the space previously allocated to shoes.

        The Company has a policy of uniform pricing of most items in its stores. A limited amount of merchandise in stores in the most competitive markets carries lower prices and in the least competitive markets with higher operating costs carries higher prices. Most items of merchandise are priced under $10.00. The Company advertises through circulars which are inserted in newspapers or mailed directly to consumers' residences. As part of the Company's plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended August 31, 1995, the number of advertising circulars distributed to consumers' homes or inserted in newspapers was cut from 22 to 15. In the fiscal year ended August 31, 1996, the number of advertising circulars distributed was reduced from 15 to 14. In the fiscal years ended August 31, 1997, August 29, 1998, August 28, 1999, August 26, 2000, September 1, 2001, and August 31, 2002, 14, 9, 5, 5, 3 and 2 advertising circulars, respectively, were distributed. The two circulars in the fiscal year ended August 31, 2002, were distributed in December 2001, and the Company plans to eliminate one of the two circulars in December 2002. Circulars that are passed out in the stores also continue to be utilized. Most items in the circulars are advertised at the regular everyday low price.

        The Company purchases its merchandise from approximately 1,800 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise. Approximately 62% of the merchandise is manufactured in the United States and substantially all such merchandise is purchased directly from the manufacturer. Purchases of imported merchandise are made directly from the manufacturer or from importers. No single supplier accounted for more than 6% of the merchandise sold by the Company in the fiscal year ended August 31, 2002.

        During the fiscal year ended August 31, 2002, approximately 4% of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer. The balance of the merchandise was received at the Company's distribution centers in Matthews, North Carolina; West

Memphis, Arkansas; Warren County, Virginia; Duncan, Oklahoma; Rowan County, Kentucky; and Maquoketa, Iowa. Merchandise is delivered to the stores from the Company's distribution centers by Company-owned trucks and by common and contract carriers. During the fiscal year ended August 31, 2002, approxi-mately 80% of the merchandise delivered was by common or contract carriers. As of August 31, 2002, the approximate average distance between the distribution centers and the stores served by each facility was as follows:

Distribution Center	Number of Stores Served	Average Distance (Miles)
Matthews, NC	810	282
West Memphis, AR	800	302
Warren County, VA	778	303
Duncan, OK	734	422
Rowan County, KY	822	239
Maquoketa, IA	672	346

Totals	4,616	313

        The business in which the Company is engaged is highly competitive. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company competes for sales and store locations in varying degrees with international, national, regional and local retailing establishments, including discount stores, department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores. Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates. The relatively small size of the Company's stores permits the Company to open new units in rural areas and small towns, as well as in large urban centers, in locations convenient to the Company's low and middle income customer base. As the Company's sales are focused on low priced, basic merchandise, the stores offer customers a reasonable selection of competitively priced merchandise within a relatively narrow range of price points.

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

        The Company is implementing a fully integrated system to improve inventory management from the earliest planning stages to the time the purchase order is placed with the supplier through the time the customer purchases the goods at the cash register. In the initial phases of this project the Company formed a merchandise planning department; formed an inventory control department; shifted to by-item inventory counts at all stores; and implemented a new inventory management system and a new demand forecasting system for replenishment of distribution centers. In the spring of 2002, the Company began utilizing new software for automatic store replenishment of basic merchandise and for forecast based allocation of non-basic merchandise. These two systems will give the Company improved tools which over time will help keep the stores in an optimum merchandise in-stock position, reduce markdowns and improve inventory turnover.

        The Company has registered with the U. S. Patent and Trademark Office the name "Family Dollar Stores" as a service mark.

        On August 31, 2002, the Company had approximately 22,800 full-time employees and approximately 16,600 part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

        As of November 1, 2002, the Company operated 4,636 stores in 41 states and the District of Columbia. See "Business" herein. With the exception of 281 stores owned by the Company, all of the Company's stores were occupied under lease. Most of the leases are for fixed rentals. A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.

        Of the Company's 4,355 leased stores at November 1, 2002, all but 320 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods. The following table sets forth certain data, as of November 1, 2002, concerning the expiration dates of all leases with renewal options:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2003	670	0
2004-2006	2,147	6
2007-2009	541	172
2010-2012	337	341
2011 and thereafter	340	3,516

        Of the 281 Company-owned stores, 70 are located in Texas, 20 in North Carolina, 18 in Georgia, 17 in Indiana, 14 each in Ohio and Virginia, 11 each in Illinois and Louisiana, 10 each in Arizona and Oklahoma, 9 each in Florida and Michigan, 8 in New Mexico, 7 each in Arkansas and Tennessee, 6 in Kentucky, 5 each in Alabama, Iowa and West Virginia, 4 each in Mississippi and South Carolina, 3 each in Minnesota and Nebraska, 2 each in Kansas, Missouri and South Dakota, and 1 each in Colorado, New Jersey, New York, Utah and Wisconsin. In these owned stores, there are approximately 2,250,000 total square feet of space.

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

        In November 1999, the Company purchased a 43.5 acre tract of land and the improvements thereon in Matthews, North Carolina, adjacent to the Company's existing Executive Offices and distribution center. The improvements include a building with approximately 95,000 square feet of office space and approximately 190,000 square feet of distribution space, which is being used for storage.

        The Company also owns five additional full-service distribution centers described in the table below:

Facility Size
Distribution Center
	Land	Building	Date Operational
West Memphis, AR	75 acres	550,000 sq. ft. 300,000 sq. ft. addition	April 1994 August 1996
Warren County, VA	75 acres	907,000 sq. ft.	January 1998
Duncan, OK	85 acres	907,000 sq. ft.	July 1999
Rowan County, KY	93.5 acres	907,000 sq. ft.	June 2000
Maquoketa, IA	74 acres	907,000 sq. ft.	March 2002

        The Company began construction of a seventh full-service distribution center in the fall of 2002 on an 89.4-acre tract of land owned by the Company in Odessa, Texas. The building will contain approximately 907,000 square feet and is expected to be operational by the fall of 2003.

        The Company owns and operates a fleet of tractor-trailers and trucks to distribute merchandise to some of its stores.

ITEM 3. LEGAL PROCEEDINGS

        On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. The Complaint has been amended to add as plaintiffs five more individuals who have held the position of Store Manager for subsidiaries of the Company. Thereafter, notice of the pendency of the lawsuit was sent to 797 current and former Store Managers holding the position on or after July 1, 1999. Approximately 180 of those have filed consent forms and joined the lawsuit as plaintiffs. The Court has granted the plaintiffs' motion for permission to send notice of the pendency of the lawsuit to all other current and former Store Managers holding the position on or after July 1, 1999. The Complaint alleges that the Company violated the Fair Labor Standards Act by classifying the plaintiffs and other similarly situated current and former Store Managers as "exempt" employees who are not entitled to overtime compensation. Plaintiffs seek to recover for themselves, and also for other similarly situated current and former Store Managers who may wish to join this collective action, unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys' fees, costs and expenses, and such other relief as the Court may deem proper. The lawsuit is currently in the early discovery phase and the amount of any potential loss cannot be determined at this time. The Company is vigorously defending this action. While the outcome of any litigation is inherently uncertain, the Company believes that the Store Managers are "exempt" employees under the Fair Labor Standards Act and have been properly compensated, and that the Company has meritorious defenses that should enable it to ultimately prevail.

        The Company is subject to legal proceedings and claims which arise in the ordinary course of business. The Company believes that the final disposition of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted during the fourth quarter of the fiscal year ended August 31, 2002, to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following information is furnished with respect to each of the executive officers of the Company as of November 1, 2002:

Name	Position and Office	Age
Leon Levine (1)	Chairman of the Board	65
Howard R. Levine (2)	President and Chief Executive Officer	43
R. James Kelly (3)	Vice Chairman and Chief Financial and Administrative Officer	55
R. David Alexander, Jr. (4)	Executive Vice President and Chief Operating Officer	45
George R. Mahoney, Jr. (5)	Executive Vice President—General Counsel and Secretary	60
Bruce E. Barkus (6)	Senior Vice President—Store Operations	49
Charles S. Gibson, Jr. (7)	Senior Vice President—Distribution and Logistics	41
Joshua R. Jewett (8)	Senior Vice President—Chief Information Officer	33
Gilbert A. LaFare (9)	Senior Vice President—Real Estate	56
Samuel N. McPherson (10)	Senior Vice President—Human Resources	57
Irving Neger (11)	Senior Vice President—Softlines	51
Albert S. Rorie (12)	Senior Vice President—Information Technology	52
John J. Scanlon (13)	Senior Vice President—Merchandising and Advertising	53
C. Martin Sowers (14)	Senior Vice President—Finance	44

(1)
Mr. Leon Levine founded the Company's business in 1959 and was its President, Chief Executive Officer and Treasurer from 1959 until September 1977 when he was elected Chairman of the Board, Chief Executive Officer and Treasurer. He served in these positions until August 1998 when he resigned as Chief Executive Officer and Treasurer. Leon Levine will retire from the Company and from the position of Chairman of the Board in January 2003. He is the father of Howard R. Levine.

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

(6)
Mr. Bruce E. Barkus was employed by the Company as Vice President-Store Operations in August 1999, and was promoted to Senior Vice President-Store Operations in June 2000. Prior to his employment by the Company, he was employed by Eckerd Corporation, a chain of drug stores, from 1978 to August 1999, where his last position was Regional Vice President.

(7)
Mr. Charles S. Gibson, Jr. was employed by the Company as Vice President-Logistics in September 1997, and was promoted to Senior Vice President-Distribution and Logistics in October 1999.

(8)
Mr. Joshua R. Jewett was employed by the Company as Senior Vice President-Chief Information Officer in August 2002. Prior to his employment by the Company, he was employed by Answerthink, Inc., a management consulting firm offering business process and information systems consulting services, from July 1999 to August 2002, where he was Senior Director. From October 1993 to July 1999, he was a Principal in CFT Consulting, Inc., a consulting firm providing business process and technology consulting services to retailers.

(9)
Mr. Gilbert A. LaFare was employed by the Company as Vice President-Real Estate in August 1992, and was promoted to Senior Vice President-Real Estate in September 2000.

(10)
Mr. Samuel N. McPherson was employed by the Company as Senior Vice President-Human Resources in August 1999. Prior to his employment by the Company, he was employed by Raley's, a supermarket and pharmacy retailer, from 1990 to August 1999, where his last position was Executive Vice President and Chief Human Resources Officer.

(11)
Mr. Irving Neger was employed by the Company as Senior Vice President-Softlines in September 2000. Prior to his employment by the Company, he was employed by Pennsylvania Fashions, a chain of retail apparel stores, from 1995 to August 2000, where his last position was Senior Vice President-Merchandising.

(12)
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

(13)
Mr. John J. Scanlon was employed by the Company as Divisional Vice President in March 1992. Mr. Scanlon was elected Vice President-General Merchandise Manager: Hardlines in April 1996, and was elected Senior Vice President-Merchandising and Advertising in June 1998.

(14)
Mr. C. Martin Sowers was employed by the Company as an accountant in October 1984 and was promoted to Assistant Controller in January 1985. He was elected Controller in January 1986, Vice President-Controller in July 1989 and Senior Vice President-Finance in December 1991.

        All executive officers of the Company are elected by and serve at the pleasure of the Board of Directors.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2002, on page 18 under the captions "Market Price and Dividend Information" and "Market Prices and Dividends" and is incorporated herein by reference, and in the Company's proxy statement dated November 20, 2002, on page 19 under the caption "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2002, on pages 14 and 15 under the caption "Summary of Selected Financial Data" and is incorporated herein by reference. The Company did not have any long-term debt at the end of each of its last five fiscal years.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2002, on pages 14 through 18 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2002, on pages 19 through 28 and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item as to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's proxy statement dated November 20, 2002, on pages 5 through 8 under the caption "Election of Directors" and on page 20 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information required by this item as to executive officers is included in Item 4A in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included in the Company's proxy statement dated November 20, 2002, on pages 8 through 16 under the caption "Executive Compensation" and is incorporated herein by reference, except that the "Report of the Audit Committee of the Board of Directors" on page 14 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included in the Company's proxy statement dated November 20, 2002, on pages 3 through 5 under the caption "Ownership of the Company's Securities" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included in the Company's proxy statement dated November 20, 2002, on page 16 under the caption "Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report:

    1 and 2. Financial Statements and Financial Statement Schedules:

      The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries which are incorporated by reference to the Annual Report to Stockholders for the fiscal year ended August 31, 2002, are set forth in the index on page 20 of this report.

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

    3. Exhibits:

      Exhibits incorporated by reference:

3(a)(i)	Certificate of Incorporation, dated November 24, 1969, (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1, No. 2-35468).
(ii)	Certificate of Amendment, dated February 2, 1972, of Certificate of Incorporation (filed as Exhibit 3(a)(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1980).
(iii)	Certificate of Amendment, dated January 23, 1979, of Certificate of Incorporation (filed as Exhibit 2 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1979).
(iv)	Certificate of Amendment, dated January 20, 1983, of Certificate of Incorporation (filed as Exhibit 4(iv) to the Company's Registration Statement on Form S-3, No. 2-85343).
(v)	Certificate of Amendment, dated January 16, 1986, of Certificate of Incorporation (filed as Exhibit 3(a)(v) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1986).
(vi)	Certificate of Amendment, dated January 15, 1987, of Certificate of Incorporation (filed as Exhibit 3(a)(vi) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1987).
(vii)	Certificate of Amendment, dated January 15, 1998, of Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8, No. 333-48751).
(viii)	Certificate of Amendment, dated January 17, 2002, of Certificate of Incorporation filed as Exhibit 3(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended March 2, 2002).

(b)	By-Laws, as amended on August 19, 1998 (filed as Exhibit 3(b) to the Company's Form 10-K (File No. 1-6807) for the year ended August 29, 1998).
*10 (i)	Incentive Profit Sharing Plan, amended as of January 16, 1997 (filed as Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1997).
*10 (ii)	Incentive Profit Sharing Plan, amended as of January 17, 2002 (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended March 2, 2002).
*10 (iii)	1989 Non-Qualified Stock Option Plan, amended as of January 17, 2002 (filed as Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended March 2, 2002).
*10 (iv)	Family Dollar Employee Savings and Retirement Plan and Trust, amended and restated as of January 1, 2002 (filed as Exhibit 10 (iii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended March 2, 2002).
*10 (v)	Trust Agreement between Merrill Lynch Trust Company of North Carolina, as Trustee, and the Company and Family Dollar, Inc., as Employer, with respect to Family Dollar Employee Savings and Retirement Plan and Trust (filed as Exhibit 10 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1998.)
*10 (vi)	Family Dollar 2000 Outside Directors Plan, as amended as of January 18, 2001, (filed as Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended March 3, 2001).
10 (vii)	Amended and Restated Credit Agreement, dated as of May 31, 2001, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A. (filed as Exhibit 10 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended June 2, 2001).
10 (viii)	Letter Amendment dated as of May 31, 2002, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001 (filed as Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended June 1, 2002).
10 (ix)	Credit Agreement, dated as of August 7, 2001, between the Company and Family Dollar, Inc., as Borrower, and First Union National Bank (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended September 1, 2001).
10 (x)	Letter Amendment dated May 1, 2002, between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, N.A., amending the Credit Agreement dated as of August 7, 2001 (filed as Exhibit 10(iii) to the Company's Form 10-Q (File No. 1-6807 for the quarter ended June 1, 2002).
*10 (xi)	Employment Agreement dated December 17, 1996, between the Company and R. James Kelly (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1997).

*10 (xii)	Amendment dated June 21, 1999, to the Employment Agreement dated December 17, 1996, between the Company and R. James Kelly (filed as Exhibit 10(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 28, 1999).
*10 (xiii)	Amendment dated September 2, 2001, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly, (filed as Exhibit 10(iii) to the Company's Form 10-K (File No. 1-6807) for the year ended September 1, 2001).
*10 (xiv)	Employment Agreement dated April 29, 1997, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1997).
*10 (xv)	Amendment dated August 28, 1997, to the Employment Agreement dated April 29, 1997, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1997).
*10 (xvi)	Amendment dated August 29, 1999, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 28, 1999).
*10 (xvii)	Amendment dated August 27, 2000, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 26, 2000).
*10 (xviii)	Amendment dated September 2, 2001, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended September 1, 2001).
*10 (xix)	Employment Agreement dated August 25, 2000, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 26, 2000).
*10 (xx)	Amendment dated September 2, 2001, to the Employment Agreement dated August 25, 2000, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(iv) to the Company's Form 10-K (File No. 1-6807) for the year ended September 1, 2001).
*10 (xxi)	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company's Form 8-K (File No. 1-6807) dated October 2, 2002).

      Exhibits filed herewith:

*10 (i)	Amendment dated September 1, 2002, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine.
*10 (ii)	Amendment dated September 1, 2002, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly
*10 (iii)	Amendment dated September 1, 2002, to the Employment Agreement dated August 25, 2000, as amended, between the Company and R. David Alexander, Jr.

11	Statement Re: Computations of Per Share Earnings.
13	Annual Report to Stockholders for the fiscal year ended August 31, 2002 (only those portions specifically incorporated by reference herein shall be deemed filed).
21	Subsidiaries of the Company.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

*
Exhibit represents a management contract or compensatory plan.

(b)
No reports on Form 8-K have been filed by the Company dur-ing the last quarter of the period covered by this report.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES—INDEX

        The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries together with the report of PricewaterhouseCoopers LLP incorporated in this report appear on the following pages of the Annual Report to Stockholders for the fiscal year ended August 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMILY DOLLAR STORES, INC. (Registrant)
Date November 18, 2002	By	/s/ HOWARD R. LEVINE Howard R. Levine President (Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ LEON LEVINE Leon Levine	Chairman of the Board and Director	November 18, 2002
/s/ HOWARD R. LEVINE Howard R. Levine	President and Director (Chief Executive Officer)	November 18, 2002
/s/ R. JAMES KELLY R. James Kelly	Vice Chairman-Chief Financial Officer and Director (Principal Financial Officer)	November 18, 2002
/s/ R. DAVID ALEXANDER, JR. R. David Alexander, Jr.	Executive Vice President and Director (Chief Operating Officer)	November 18, 2002
/s/ GEORGE R. MAHONEY, JR. George R. Mahoney, Jr.	Executive Vice President and Director	November 18, 2002
/s/ C. MARTIN SOWERS C. Martin Sowers	Senior Vice President-Finance (Principal Accounting Officer)	November 18, 2002
/s/ MARK R. BERNSTEIN Mark R. Bernstein	Director	November 18, 2002
/s/ SHARON ALLRED DECKER Sharon Allred Decker	Director	November 18, 2002
/s/ GLENN A. EISENBERG Glenn A. Eisenberg	Director	November 18, 2002
/s/ JAMES H. HANCE, JR. James H. Hance, Jr.	Director	November 18, 2002
/s/ JAMES G. MARTIN James G. Martin	Director	November 18, 2002

CERTIFICATION

        I, Howard R. Levine, President and Chief Executive Officer of Family Dollar Stores, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Family Dollar Stores, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ HOWARD R. LEVINE Howard R. Levine President and Chief Executive Officer

CERTIFICATION

        I, R. James Kelly, Vice Chairman and Chief Financial Officer of Family Dollar Stores, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Family Dollar Stores, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ R. JAMES KELLY R. James Kelly Vice Chairman and Chief Financial Officer

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES—INDEX
SIGNATURES
CERTIFICATION
CERTIFICATION