Form 10-Q
period 2002-11-30
FAMILY DOLLAR STORES INC
filed 2003-01-09
CIK 34408

QuickLinks -- Click here to rapidly navigate through this document

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6807

FAMILY DOLLAR STORES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	56-0942963 (I.R.S. Employer (Identification No.)
P.O. Box 1017, 10401 Old Monroe Road Charlotte, North Carolina (Address of principal executive offices)	28201-1017 (Zip Code)

Registrant's telephone number, including area code 704-847-6961

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2002
Common Stock, $.10 par value	171,979,955 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

INDEX

		Page No.
Part I —	Financial Information
Item 1 —	Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheets—November 30, 2002 and August 31, 2002	2
	Consolidated Condensed Statements of Income—Quarter Ended November 30, 2002 and December 1, 2001	3
	Consolidated Condensed Statements of Cash Flows—Quarter Ended November 30, 2002 and December 1, 2001	4
	Notes to Consolidated Condensed Financial Statements	5-7
Item 2 —	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-12
Item 4 —	Controls and Procedures	12
Part II —	Other Information and Signatures
Item 1 —	Legal Proceedings	13
Item 6 —	Exhibits and Reports on Form 8-K	13
Signatures		14
Certifications		15-16

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	November 30, 2002	August 31, 2002
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents (Note 2)	$160,369	$220,265
Merchandise inventories	810,524	766,631
Deferred income taxes	52,034	49,941
Income tax refund receivable	—	6,469
Prepayments and other current assets	20,755	12,553

Total current assets	1,043,682	1,055,859
Property and equipment, net	691,073	685,617
Other assets	13,024	13,143

	$1,747,779	$1,754,619

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$492,578	$530,780
Income taxes payable	26,844	—

Total current liabilities	519,422	530,780
Deferred income taxes	68,869	68,891

Shareholders' equity (Notes 5 and 6):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 185,980,813 shares at November 30, 2002, and 185,830,901 shares at August 31, 2002	18,598	18,583
Capital in excess of par	66,228	63,294
Retained earnings	1,164,315	1,118,015

	1,249,141	1,199,892
Less common stock held in treasury, at cost (14,005,003 shares at November 30, 2002 and 12,501,666 at August 31, 2002)(Note 6)	89,653	44,944

Total shareholders' equity	1,159,488	1,154,948

	$1,747,779	$1,754,619

See notes to consolidated condensed financial statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	November 30, 2002	December 1, 2001
	(In thousands, except per share amounts)
Net sales	$1,108,637	$977,133
Cost and expenses:
Cost of sales	727,805	642,720
Selling, general and administrative expenses	290,315	255,347

	1,018,120	898,067

Income before provision for taxes on income	90,517	79,066
Provision for taxes on income	33,039	28,859

Net income	$57,478	$50,207

Net income per common share—Basic (Note 6)	$0.33	$0.29

Average shares—Basic (Note 6)	173,077	172,252

Net income per common share—Diluted (Note 6)	$0.33	$0.29

Average shares—Diluted (Note 6)	173,942	173,597

Dividends per common share	$0.065	$0.06

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarters Ended
	November 30, 2002	December 1, 2001
	(In thousands)
Cash flows from operating activities:
Net income	$57,478	$50,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,424	18,449
Deferred income taxes	(2,115)	298
Loss on disposition of property and equipment	1,147	400
Changes in operating assets and liabilities:
Merchandise inventories	(43,893)	(10,283)
Income tax refund receivable	6,469	4,936
Prepayments and other current assets	(8,202)	(639)
Other assets	119	(1,481)
Accounts payable and accrued liabilities	(38,113)	(20,190)
Income taxes payable	26,844	19,817

	21,158	61,514

Cash flows from investing activities:
Capital expenditures	(28,152)	(43,230)
Proceeds from dispositions of property and equipment	125	615

	(28,027)	(42,615)

Cash flows from financing activities:
Net notes payable borrowings	—	18,000
Net purchases of stock for treasury	(44,709)	—
Exercise of employee stock options	2,949	5,957
Payment of dividends	(11,267)	(10,322)

	(53,027)	13,635

Net change in cash and cash equivalents	(59,896)	32,534
Cash and cash equivalents at beginning of period	220,265	21,753

Cash and cash equivalents at end of period	$160,369	$54,287

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$154
Income taxes	1,015	1,130

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        1.    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2002, and the results of operations and the cash flows for the quarters ended November 30, 2002, and December 1, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-k for the year ended August 31, 2002.

        The results of operations for the quarter ended November 30, 2002, are not necessarily indicative of the results to be expected for the full year.

        The Company manages its business on the basis of one reportable segment.

        2.    The Company considers all highly liquid investments with an original maturity of three months or less to be "cash equivalents." The carrying amount of the Company's cash equivalents approximates fair value due to the short maturities of these investments. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

        4.    The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million. One hundred million dollars of the facilities expires on May 29, 2003, and the remaining $100 million expires on May 31, 2004. The Company expects that the facilities expiring on May 29, 2003, will be extended. Borrowings under these facilities are at a variable interest rate based on short-term market interest rates. The Company may convert up to $100 million of the facilities expiring on May 31, 2004, into either a five or seven year term loan, at the banks' variable prime rate.

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

        The following is a summary of transactions under the plan during the quarters ended November 30, 2002 and December 1, 2001 (In thousands, except per share amounts).

	Quarters Ended
	November 30, 2002		December 1, 2001
	Number of shares under option	Option price per share	Number of shares under option	Option price per share
Outstanding-beginning	4,411	$11.38-$35.50	4,386	$ 5.58-$30.25
Granted	1,551	$24.75-$30.00	1,337	$24.25-$30.50
Exercised	(150)	$11.38-$20.75	(367)	$ 5.58-$21.00
Cancelled	(32)		(56)

Outstanding-ending	5,780	$12.75-$35.50	5,300	$ 6.92-$30.50

Exercisable options	1,707	$12.75-$24.75	1,700	$ 6.92-$24.75

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

        On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding common stock from time to time as market conditions warrant. As of November 30, 2002, the Company had purchased in the open market, 1,503,400 shares at a cost of $44.7 million.

        The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	Quarter Ended
	November 30, 2002	December 1, 2001
Basic Net Income Per Share:
Net Income	$57,478	$50,207

Weighted Average Number of Shares Outstanding	173,077	172,252

Net Income Per Common Share—Basic	$0.33	$0.29

Diluted Net Income Per Share:
Net Income	$57,478	$50,207

Weighted Average Number of Shares Outstanding	173,077	172,252

Effect of Dilutive Securities—Stock Options	865	1,345

Average Shares—Diluted	173,942	173,597

Net Income Per Common Share—Diluted	$0.33	$0.29

        7.    On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. The Complaint has been amended to add as plaintiffs five more individuals who had held the position of Store Manager for subsidiaries of the Company. Thereafter, notice of the pendency of the lawsuit was sent to 797 current and former Store Managers holding the position on or after July 1, 1999. Approximately 180 of those have filed consent forms and joined the lawsuit as plaintiffs. The Court thereafter granted the plaintiffs' motion for permission to send notice of the pendency of the lawsuit to all other current and former Store Managers holding the position on or after July 1, 1999, and as of January 3, 2003, 893 additional Store Managers have filed consent forms and joined the lawsuit as plaintiffs. The opt-in period ends on February 25, 2003. The Complaint alleges that the Company violated the Fair Labor Standards Act by classifying the plaintiffs and other similarly situated current and former Store Managers as "exempt" employees who are not entitled to overtime compensation. Plaintiffs seek to recover for themselves, and also for other similarly situated current and former Store Managers who may wish to join this collective action, unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys' fees, costs and expenses, and such other relief as the Court may deem proper. The lawsuit is currently in the early discovery phase and the amount of any potential loss cannot be determined at this time. The Company is vigorously defending this action. While the outcome of any litigation is inherently uncertain, the Company believes that the Store Managers are "exempt" employees under the Fair Labor Standards Act and have been properly compensated and that the Company has meritorious defenses that should enable it to ultimately prevail.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the periods ended November 30, 2002 and December 1, 2001. This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended August 31, 2002.

Liquidity and Capital Resources

        The Company's working capital decreased $0.8 million from $525.1 million at August 31, 2002 to $524.3 million at November 30, 2002. Changes in working capital and cash and cash equivalents during the first quarter of fiscal 2003 and fiscal 2002 were primarily the result of earnings, seasonal increases in merchandise inventories, capital expenditures and, in fiscal 2003, repurchases of the Company's Common Stock. The first quarter of fiscal 2003 was also impacted by a change in the retail calendar and the elimination of an advertising circular. These changes reduced sales in the first quarter of fiscal 2003 and negatively impacted the Company's working capital and operating cash flow as compared to the first quarter of fiscal 2002. With these factors in mind and also considering the uncertain economic environment, the Company planned its sales of seasonal goods conservatively. At the end of the first quarter of fiscal 2003 per store inventories were at approximately the same level as at the end of the first quarter of fiscal 2002. Cash and cash equivalents at the end of the first quarter of fiscal 2003 were also impacted by increased accounts payable leverage resulting from improved inventory turnover and higher levels of in-transit merchandise compared to the end of the first quarter of fiscal 2002.

        Capital expenditures for the quarter ended November 30, 2002, were approximately $28.2 million, and are currently expected to be approximately $225 million for fiscal 2003. The majority of planned capital expenditures for fiscal 2003 is related to the Company's new store expansion; existing store expansion, relocation and renovation; and to the construction of a seventh full-service distribution center. The new store expansion and seventh distribution center require additional investment in merchandise inventories. In fiscal 2003, the Company currently expects to open approximately 575 stores and close approximately 50 stores for a net addition of approximately 525 stores, compared with the opening of 525 stores and closing of 50 stores for a net addition of 475 stores in fiscal 2002. The Company also currently plans to expand or relocate approximately 150 stores and renovate approximately 50 stores in fiscal 2003, compared with the expansion or relocation of 121 stores and renovation of 42 stores in fiscal 2002. In the first quarter of fiscal 2003, the Company opened 91 stores, closed 29 stores, expanded or relocated 30 stores and renovated 20 stores. In the first quarter of fiscal 2003, the Company opened a lesser number of new stores than planned. This was due in part to the longer than expected time period needed to open stores in urban areas where the Company is locating an increasing percentage of its new stores. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change. The Company had unsecured revolving credit facilities with banks or short-term borrowings of up to $200 million. One hundred million dollars of the facilities expires on May 29, 2003 and the remaining $100 million expires on May 31, 2004. The Company had no borrowings against these facilities during the quarter ended November 30, 2002. Cash flow from current operations is expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company's Common Stock. In addition, the Company has available revolving credit facilities as discussed above.

        On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common Stock from time to time as market conditions warrant. As of November 30, 2002, the Company had purchased in the open market, 1,503,400 shares at a cost of $44.7 million.

        The following table shows the Company's obligations and commitments as of November 30, 2002, to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	November 2003	November 2004		November 2005		November 2006		November 2007		Thereafter
Merchandise letters of credit	$64,517	$64,517	$		$		$		$		$
Operating leases	683,631	172,164		147,547		118,974		86,691		52,337		105,918
Construction obligations	48,979	48,979

Total Contractual Cash Obligations	$797,127	$285,660		$147,547		$118,974		$86,691		$52,337		$105,918

        The following table shows the Company's other commercial commitments as of November 30, 2002 (in thousands):

Other Commercial Commitments	Total Amounts Committed
Standby letters of credit	$32,175
Surety bonds	5,969

Total Commercial Commitments	$38,144

        A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company's workers' compensation and general liability insurance carrier. The Company accrues for these future payment liabilities as described in the "Critical Accounting Policies" section of this discussion.

Results of Operations

Net sales

        Net sales increased 13.5% in the quarter ended November 30, 2002, as compared with an increase of 19.1% in the quarter ended December 1, 2001. The increase was attributable to increased sales in existing stores and to sales from new stores opened as part of the Company's store expansion program. The sales gains were achieved even though the comparison in the last two weeks of November was difficult due to Thanksgiving falling later this year (November 28 versus November 22) leaving fewer shopping days after Thanksgiving in November this year. The elimination of an advertising circular that was distributed last year at the end of November and the beginning of December also adversely affected sales at the end of November this year. With the elimination of this circular, the Company now distributes only one circular per year. Additionally, the fourth week in the November reporting period last year ended on December 1, giving last year a day of sales at the beginning of December when sales are typically strong. The calendar shifts particularly affected the sale of hardlines seasonal merchandise. Sales of softlines also were impacted by the calendar shifts; however, colder weather in October and November this year compared to last year aided the sales of apparel and contributed to the increase in softlines sales in existing stores.

        Sales in existing stores increased 3.0% in the quarter ended November 30, 2002, above the comparable period in the prior fiscal year, with sales of hardlines merchandise increasing approximately

3.1%, and sales of softlines merchandise increasing approximately 2.8%. In the first quarter of fiscal 2003, the customer count, as measured by the number of register transactions in existing stores increased approximately 0.2%, and the average transaction increased approximately 2.6% to $8.70. Hardlines as a percentage of total sales increased to approximately 77.1% in the first quarter of fiscal 2003 compared to approximately 77.0% in the first quarter of fiscal 2002. Softlines as a percentage of sales decreased to 22.9% in the first quarter of fiscal 2003 (with hanging apparel and shoes representing 12.0%, basic apparel 4.4% and domestics 6.5%) compared to 23.0% in the first quarter of fiscal 2002 (with hanging apparel and shoes representing 11.7%, basic apparel 4.5% and domestics 6.8%). By the end of the first quarter of fiscal 2003, most stores had anniversaried last year's program in which the Company eliminated approximately one-half of the shoe inventories. Therefore, the sales of hardlines and softlines is now on a more comparative basis year over year. In the five weeks ended January 4, 2003, sales in existing stores increased approximately 2.1%. The Company's current plan is for sales in existing stores in the balance of the second quarter ending March 1, 2003, as well as for the second half of fiscal 2003, to increase in the 3% to 5% range. Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies. Softlines merchandise includes men's, women's, boy's, girl's and infant's clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

        The average number of stores open during the first quarter of fiscal 2003 was 10.8% more than during the first quarter of fiscal 2002. The Company had 4,678 stores in operation at November 30, 2002, as compared with 4,237 stores in operation at December 1, 2001, representing an increase of approximately 10.4%.

Cost of Sales

        Cost of sales increased 13.2% in the quarter ended November 30, 2002, as compared with the quarter ended December 1, 2001. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.6% in the quarter ended November 30, 2002, compared with 65.8% in the quarter ended December 1, 2001. The decrease in the cost of sales percentage was due primarily to the favorable impact of supply chain initiatives which more than offset the adverse margin impact of a higher proportion of basic consumables sales. The Company's plan is for the cost of sales percentages to be at approximately the same level for fiscal year 2003 compared to fiscal year 2002, anticipating that the adverse margin impact of higher basic consumables sales will be offset by the continued favorable impact of supply chain improvements which are yielding savings in the areas of markdowns, shrinkage and freight. The cost of sales percentages also are affected by changes in the effectiveness of the merchandise purchasing programs.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased 13.7% in the quarter ended November 30, 2002, as compared with the quarter ended December 1, 2001. The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation. Selling, general and administrative expenses, as a percentage of net sales, were 26.2% in the quarter ended November 30, 2002, as compared with 26.1% in the quarter ended December 1, 2001. With the Company continuing to invest heavily in its business, the 3.0% increase in existing store sales was not sufficient to produce leverage on expenses. Health care and worker's compensation costs also continue to increase at a rate higher than the sales increase. For fiscal year 2003, the Company's plan is for selling, general and administrative expenses as a percentage of sales to be at approximately the same level as the percentage for fiscal year 2002.

Provision for taxes on income

        The effective tax rate was 36.5% for the quarters ended November 30, 2002 and December 1, 2001. For fiscal year 2003, the Company's plan is for the effective tax rate to remain at approximately the same level as the rate in fiscal 2002.

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

Insurance Liabilities:

        The Company is primarily self-insured for health care, property loss, workers' compensation and general liability costs. These costs are significant primarily due to the large number of the Company's retail locations and employees. The Company's self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers' compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the reported financial condition and results of operation.

Forward-Looking Statements

        Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company's plans and activities or events which the Company expects will or may occur in the future such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses, the outcome of legal proceedings and other aspects of the Company's business and operations. A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company. Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, the impact of acts of war or terrorism, changes in consumer demand and product mix, unusual weather that my temporarily impact sales, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas, and freight rates, availability or real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company's costs, legal proceedings and claims, changes in health care and other insurance costs, and the effects of legislation on wage levels and entitlement programs. Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

Item 4. Controls and Procedures

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

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. The Complaint has been amended to add as plaintiffs five more individuals who had held the position of Store Manager for subsidiaries of the Company. Thereafter, notice of the pendency of the lawsuit was sent to 797 current and former Store Managers holding the position on or after July 1, 1999. Approximately 180 of those have filed consent forms and joined the lawsuit as plaintiffs. The Court thereafter granted the plaintiffs' motion for permission to send notice of the pendency of the lawsuit to all other current and former Store Managers holding the position on or after July 1, 1999, and as of January 3, 2003, 893 additional Store Managers have filed consent forms and joined the lawsuit as plaintiffs. The opt-in period ends on February 25, 2003. The Complaint alleges that the Company violated the Fair Labor Standards Act by classifying the plaintiffs and other similarly situated current and former Store Managers as "exempt" employees who are not entitled to overtime compensation. Plaintiffs seek to recover for themselves, and also for other similarly situated current and former Store Managers who may wish to join this collective action, unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys' fees, costs and expenses, and such other relief as the Court may deem proper. The lawsuit is currently in the early discovery phase and the amount of any potential loss cannot be determined at this time. The Company is vigorously defending this action. While the outcome of any litigation is inherently uncertain, the Company believes that the Store Managers are "exempt" employees under the Fair Labor Standards Act and have been properly compensated and that the Company has meritorious defenses that should enable it to ultimately prevail.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits filed herewith:

    11
    Statements Re: Computations of Per Share Earnings

        (b) Reports on Form 8-K

    1.
    Form 8-K dated October 2, 2002, with (i) news release dated October 2, 2002, reporting sales and earnings for the first quarter ended August 31, 2002, and announcing plans of the Founder and Chairman of the Board, Leon Levine, to retire; and (ii) Retirement Agreement dated September 30, 2002, between the Company and Leon Levine, as Exhibits.

    2.
    Form 8-K dated October 9, 2002, with news release dated October 9, 2002, reporting authorization by the Board of Directors to purchase up to 5,000,000 shares of the Company's Common Stock as Exhibit.

    3.
    Form 8-K dated November 8, 2002, with news release dated November 8, 2002, reporting election to the Company's Board of Directors of Glenn A. Eisenberg and other pending changes in the composition of the Board of Directors as Exhibit.

    4.
    Form 8-K dated November 20, 2002, with Statements under Oath dated November 20, 2002, of Principal Executive Officer and Principal Financial Officer Reporting Facts and Circumstances Relating to Exchange Act Filings as Exhibits.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC. (Registrant)
Date: January 9, 2003	/s/ R. JAMES KELLY R. James Kelly Vice Chairman
Date: January 9, 2003	/s/ C. MARTIN SOWERS C. Martin Sowers Senior Vice President-Finance

CERTIFICATION

        I, Howard R. Levine, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Family Dollar Stores, Inc. (the "registrant");

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 9, 2003

/s/ HOWARD R. LEVINE Howard R. Levine President and Chief Executive Officer

CERTIFICATION

        I, R. James Kelly, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Family Dollar Stores, Inc. (the "registrant");

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 9, 2003

/s/ R. JAMES KELLY R. James Kelly Vice Chairman and Chief Financial Officer

QuickLinks

INDEX
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION