Form 10-Q
period 2003-03-01
FAMILY DOLLAR STORES INC
filed 2003-04-10
CIK 34408

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number    1-6807

FAMILY DOLLAR STORES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	56-0942963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 1017, 10401 Old Monroe Road Charlotte, North Carolina	28201-1017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     704-847-6961

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2003
Common Stock, $.10 par value	172,027,160 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	March 1, 2003	August 31, 2002

Assets
Current assets:
Cash and cash equivalents (Note 2)	$266,844	$220,265
Merchandise inventories	728,016	766,631
Deferred income taxes	57,234	49,941
Income tax refund receivable	—	6,469
Prepayments and other current assets	15,837	12,553
Total current assets	1,067,931	1,055,859

Property and equipment, net	721,929	685,617

Other assets	14,204	13,143

	$1,804,064	$1,754,619

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$491,958	$530,780
Income taxes payable	20,145	—
Total current liabilities	512,103	530,780

Deferred income taxes	71,502	68,891

Shareholders’ equity (Notes 5 and 6):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 186,394,448 shares at March 1, 2003, and 185,830,901 shares at August 31, 2002	18,639	18,583
Capital in excess of par	75,288	63,294
Retained earnings	1,224,120	1,118,015
	1,318,047	1,199,892
Less common stock held in treasury, at cost (14,281,283 shares at March 1, 2003 and 12,501,666 at August 31, 2002)(Note 6)	97,588	44,944
Total shareholders’ equity	1,220,459	1,154,948

	$1,804,064	$1,754,619

See notes to consolidated condensed financial statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	March 1, 2003	March 2, 2002

Net sales	$1,256,183	$1,105,165

Cost and expenses:
Cost of sales	838,662	740,420
Selling, general and administrative expenses	303,010	264,323
	1,141,672	1,004,743
Income before provision for taxes on income	114,511	100,422
Provision for taxes on income	41,796	36,654

Net income	$72,715	$63,768

Net income per common share - Basic (Note 6)	$0.42	$0.37

Average shares - Basic (Note 6)	172,151	172,598

Net income per common share - Diluted (Note 6)	$0.42	$0.37

Average shares - Diluted (Note 6)	173,037	173,934

Dividends per common share	$0.075	$0.065

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	First Half Ended
(In thousands, except per share amounts)	March 1, 2003	March 2, 2002

Net sales	$2,364,820	$2,082,298

Cost and expenses:
Cost of sales	1,566,467	1,383,140
Selling, general and administrative expenses	593,325	519,670
	2,159,792	1,902,810
Income before provision for taxes on income	205,028	179,488
Provision for taxes on income	74,835	65,513

Net income	$130,193	$113,975

Net income per common share - Basic (Note 6)	$0.75	$0.66

Average shares - Basic (Note 6)	172,614	172,425

Net income per common share - Diluted (Note 6)	$0.75	$0.66

Average shares - Diluted (Note 6)	173,489	173,766

Dividends per common share	$0.14	$0.125

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended
(In thousands)	March 1, 2003	March 2, 2002
Cash flows from operating activities:
Net income	$130,193	$113,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,132	37,176
Deferred income taxes	(4,682)	(352)
Loss on disposition of property and equipment	1,773	1,565
Changes in operating assets and liabilities:
Merchandise inventories	38,615	64,880
Income tax refund receivable	6,469	4,936
Prepayments and other current assets	(3,284)	2,085
Other assets	(1,061)	756
Accounts payable and accrued liabilities	(40,464)	6,545
Income taxes payable	20,145	20,793
	190,836	252,359
Cash flows from investing activities:
Capital expenditures	(81,423)	(88,466)
Proceeds from dispositions of property and equipment	206	1,253
	(81,217)	(87,213)
Cash flows from financing activities:
Net purchases of stock for treasury	(52,644)	5
Exercise of employee stock options	12,050	13,610
Payment of dividends	(22,446)	(20,666)
	(63,040)	(7,051)

Net change in cash and cash equivalents	46,579	158,095

Cash and cash equivalents at beginning of period	220,265	21,753

Cash and cash equivalents at end of period	$266,844	$179,848

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$158
Income taxes	49,785	34,143

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                           In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 1, 2003, and the results of operations for the quarter and first half ended March 1, 2003 and March 2, 2002, and the cash flows for the first half ended March 1, 2003, and March 2, 2002.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-k for the year ended August 31, 2002.

The results of operations for the first half ended March 1, 2003, are not necessarily indicative of the results to be expected for the full year.

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

3.                           The preparation of the Company’s consolidated condensed financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

The following is a summary of transactions under the plan during the first half ended March 1, 2003 and March 2, 2002 (In thousands, except per share amounts).

	First Half Ended
	March 1, 2003		March 2, 2002
	Number of shares under option	Option price per share	Number of shares under option	Option price per share
Outstanding-beginning	4,411	$11.38 - $35.50	4,386	$5.58 - $30.25
Granted	1,620	$24.75 - $31.75	1,364	$24.25 - $32.50
Exercised	(564)	$11.38 - $23.75	(807)	$5.58 - $24.75
Cancelled	(51)		(91)
Outstanding-ending	5,416	$12.75 - $35.50	4,852	$7.75 - $32.50
Exercisable options	1,364	$12.75 - $25.50	1,459	$7.75 - $24.75

6.                                       Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options had been exercised.

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding common stock from time to time as market conditions warrant.  As of March 1, 2003, the Company had purchased in the open market, 1,782,200 shares at a cost of $52.7 million.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	Quarter Ended
	March 1, 2003	March 2, 2002
Basic Net Income Per Share:

Net Income	$72,715	$63,768

Weighted Average Number of Shares Outstanding	172,151	172,598

Net Income Per Common Share - Basic	$0.42	$0.37

Diluted Net Income Per Share:

Net Income	$72,715	$63,768

Weighted Average Number of Shares Outstanding	172,151	172,598

Effect of Dilutive Securities - Stock Options	886	1,336
Average Shares - Diluted	173,037	173,934

Net Income Per Common Share - Diluted	$0.42	$0.37

	First Half Ended
	March 1, 2003	March 2, 2002
Basic Net Income Per Share:

Net Income	$130,193	$113,975

Weighted Average Number of Shares Outstanding	172,614	172,425

Net Income Per Common Share - Basic	$0.75	$0.66

Diluted Net Income Per Share:

Net Income	$130,193	$113,975

Weighted Average Number of Shares Outstanding	172,614	172,425

Effect of Dilutive Securities - Stock Options	875	1,341
Average Shares - Diluted	173,489	173,766

Net Income Per Common Share - Diluted	$0.75	$0.66

7.                           On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  The Complaint was then amended to add as plaintiffs five more individuals who had held the position of Store Manager for subsidiaries of the Company.  Thereafter, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999.  Based on currently available information, approximately 2,500 of those have filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,075 former Store Managers and approximately 425 current Store Managers.  The opt-in period ended on February 25, 2003, and the case is proceeding as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper.  The lawsuit is currently in the discovery phase.  The Company is vigorously defending this action.  The outcome of any litigation is inherently uncertain; moreover, as a collective action the determination with respect to each individual plaintiff depends in part on the facts and circumstances which relate solely to that plaintiff.  As a general matter, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated and that the Company has meritorious defenses that should enable it to ultimately prevail.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for periods ended March 1, 2003 and March 2, 2002.  This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended August 31, 2002.

Liquidity and Capital Resources

At March 1, 2003, the Company had working capital of $555.8 million with cash and cash equivalents of approximately $266.8 million and no outstanding borrowings.  Changes in working capital and cash and cash equivalents during the first half of fiscal 2003 and fiscal 2002 were primarily the result of earnings, capital expenditures and, in fiscal 2003, repurchases of the Company’s Common Stock.  With the current economic uncertainties, the Company planned its sales of seasonal goods conservatively; however, as an additional precautionary measure due to geopolitical concerns, the Company accelerated the receipt of spring merchandise.  In fiscal 2002, the Company flowed spring seasonal and apparel merchandise later to better match receipts and sales which contributed to increased operating cash flow during the first half of fiscal 2002.  At the end of the first half of fiscal 2003 per store inventories were at approximately the same level as at the end of the first half of fiscal 2002 albeit that a higher portion of seasonal merchandise in fiscal 2003 was spring merchandise.  Cash and cash equivalents at the end of the first half of fiscal 2003 were also impacted by increased accounts payable leverage (accounts payable as a percentage of merchandise inventory) resulting from improved inventory turnover and higher levels of in-transit merchandise compared to the end of the first half of fiscal 2002.

Capital expenditures for the first half ended March 1, 2003, were approximately $81.4 million, and are currently expected to be approximately $200 to $225 million for fiscal 2003.  The majority of planned capital expenditures for fiscal 2003 is related to the Company’s new store expansion; existing store expansion, relocation and renovation; and to the completion of construction of the seventh full-service distribution center.  The new store expansion and seventh distribution center will require additional investment in merchandise inventories. In fiscal 2003, the Company’s original plan was to open approximately 575 stores and close approximately 50 stores for a net addition of approximately 525 stores, compared with the opening of 525 stores and closing of 50 stores for a net addition of 475 stores in fiscal 2002.  The Company has revised its store expansion plans for the fiscal year ending August 30, 2003.  The current plan is to open 475 to 500 stores and close approximately 65 stores.  In the last two years, the Company’s traditional opportunistic approach to locating potential new sites has become more strategic with the objective of improving new store performance.  The Company is realizing this objective with the sales performance of new stores (stores open less than 13 months) equal to more than 90% of the chain average in the first half of fiscal 2003.  With this approach and better site selection processes, approximately 60% of new stores are targeted to open in urban markets in fiscal 2003.  In fiscal 2002, approximately 40% of new stores opened in urban markets.  The time it is taking to open new stores in urban markets, including time for the permitting process and the completion of leasehold improvements and new construction, is substantially longer than the time for opening stores in non-urban markets.  With the large number of approved locations currently being processed, by this summer the Company expects to be opening stores at a run rate that will again support its targeted 10% to 12 % net new store growth.  The Company also currently plans to expand or relocate approximately 100 stores and renovate approximately 50 stores in fiscal 2003, compared with the expansion or relocation of 121 stores and renovation of 42 stores in fiscal 2002.  In the first half of fiscal 2003, the Company opened 179 stores, closed 42 stores, expanded or relocated 49 stores and renovated 26 stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.  The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 29, 2003, and the remaining $100 million expires on May 31, 2004.  The Company expects that the facilities expiring on May 29, 2003, will be extended.  The Company has no borrowings against these facilities at March 1, 2003.  Cash flow from current operations is expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company’s Common Stock.  In addition, the Company has available revolving credit facilities as discussed above.

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common Stock from time to time as market conditions warrant.  As of March 1, 2003, the Company had purchased in the open market, 1,782,200 shares at a cost of $52.7 million.

The following table shows the Company’s obligations and commitments as of March 1, 2003 to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	February 2004	February 2005	February 2006	February 2007	February 2008	Thereafter
Merchandise letters of credit	$42,411	$42,411	$	$	$	$	$
Operating leases	725,945	181,960	156,020	126,842	94,254	59,330	107,539
Construction obligations	34,210	34,210
Total Contractual Cash Obligations	$802,566	$258,581	$156,020	$126,842	$94,254	$59,330	$107,539

The following table shows the Company’s other commercial commitments as of March 1, 2003 (in thousands):

Other Commercial Commitments	Total Amounts Committed

Standby letters of credit	$32,175
Surety bonds	5,969
Total Commercial Commitments	$38,144

A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion.

Results of Operations

Net sales

Net sales increased 13.7% in the quarter ended March 1, 2003, as compared with the quarter ended March 2, 2002, and increased 13.6% in the first half ended March 1, 2003, as compared with the first half ended March 2, 2002.  The sales increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company’s store expansion program.  Sales were adversely impacted as a result of the elimination of an advertising circular that was distributed last fiscal year at the end of November and the beginning of December.  With the elimination of this circular, the Company now distributes only one circular per year.  The Company planned sales of apparel merchandise conservatively for fiscal 2003, and as a result had less end of season clearance sales.  More severe winter weather during December 2002 and February 2003, also  negatively impacted sales during the second quarter of fiscal 2003.

Sales in existing stores increased 2.9% in the quarter ended March 1, 2003, above the comparable period in fiscal 2002, with sales of hardlines merchandise increasing approximately 3.5%, and sales of softlines merchandise increasing approximately 0.8%.  In the second quarter of fiscal 2003, the customer count, as measured by the number of register transactions in existing stores increased 0.2% and the average transaction increased approximately 2.6% to $9.42.  Sales in existing stores increased 3.0% in the first half ended March 1, 2003, above the comparable period in fiscal 2002, with sales of hardlines merchandise increasing approximately 3.4% and sales of softlines merchandise increasing approximately 1.8%.  The customer count increased approximately 0.2% and the average transaction increased approximately 2.6% to $9.07.  Hardlines as a percentage of total sales increased to approximately 77.1% in the second quarter of fiscal 2003 compared to approximately 76.6% in the second quarter of fiscal 2002, and increased to approximately 77.1% in the first half of fiscal 2003 compared to approximately 76.8% in the first half of fiscal 2002. Softlines as a percentage of sales decreased to 22.9% in the second quarter of fiscal 2003 (with hanging apparel and shoes representing 11.3%, basic apparel 4.8% and domestics 6.8%) compared to 23.4% in the second quarter of fiscal 2002 (with hanging apparel and shoes representing 11.1%, basic apparel 5.2% and domestics 7.1%).  Softlines as a percentage of sales decreased to 22.9% in the first half of fiscal 2003 (with hanging apparel and shoes representing 11.6%, basic apparel 4.6% and domestics 6.7%) compared to 23.2% in the first half of fiscal 2002 (with hanging apparel and shoes representing 11.4%, basic apparel 4.8% and domestics 7.0%).  By the end of the second quarter of fiscal 2003, all stores had anniversaried last year’s program in which the Company eliminated approximately one-half of the shoe inventories.  Therefore, the sales of hardlines and softlines is now on a more comparative basis year over year.  The Company’s current plan is for sales in existing stores in the second half of fiscal 2003 to increase in the 3% to 5% range.

Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies.  Softlines merchandise includes men’s, women’s, boy’s, girl’s and infant’s clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

The average number of stores open during the first half of fiscal 2003 was 10.7% more than during the first half of fiscal 2002.  The Company had 4,753 stores in operation at March 1, 2003, as compared with 4,299 stores in operation at March 2, 2002, representing an increase of approximately 10.6%.

Cost of Sales

Cost of sales increased 13.3% in the quarter ended March 1, 2003, as compared with the quarter ended March 2, 2002, and increased 13.3% in the first half ended March 1, 2003, as compared to the first half ended March 2, 2002.  These increases primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 66.8% in the quarter ended March 1, 2003, compared with 67.0% in the quarter ended March 2, 2002, and was 66.2% in the first half ended March 1, 2003 compared with 66.4% in the first half ended March 2, 2002. The decrease in the cost of sales percentages for the second quarter and first half of fiscal 2003 were due primarily to the favorable impact of supply chain initiatives which yielded savings in shrinkage and freight. Such savings more than offset a flat initial markup and increased markdowns required to liquidate certain seasonal items.  The greater than planned markdowns of seasonal items were partially offset by reduced markdowns for apparel due to more effective inventory management and continued sales improvement.  The Company’s plan is for the cost of sales percentage to decrease slightly for the second half of fiscal 2003 due to the expected continued favorable impact of merchandising and supply chain initiatives.

Selling, general and administrative expenes

Selling, general and administrative expenses increased 14.6% in the quarter ended March 1, 2003, as compared with the quarter ended March 2, 2002, and increased 14.2% in the first half ended March 1, 2003, as compared with the first half ended March 2, 2002.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  Selling, general and administrative expenses, as a percentage of net sales, were 24.1% in the quarter ended March 1, 2003, as compared with 23.9% in the quarter ended March 2, 2002, and were 25.1% in the first half ended March 1, 2003, as compared with 25.0% in the first half ended March 2, 2002.  The increase in the percentages for the quarter and first half ended March 1, 2003 were due primarily to rising energy and insurance costs, primarily health care and workers compensation costs, partially offset by the elimination of an advertising circular that was distributed last fiscal year at the end of November and the beginning of December.  With the Company continuing to invest heavily in its business, the increases in existing store sales were not sufficient to produce incremental leverage on expenses.  For the second half of fiscal year 2003, the Company’s plan is for selling, general and administrative expenses as a percentage of sales to be at approximately the same level as for the second half of fiscal year 2002.

Provision for taxes on income

The effective tax rate was 36.5% for the quarters and first halves ended March 1, 2003 and March 2, 2002.  For fiscal year 2003, the Company’s plan is for the effective tax rate to remain at approximately the same level as the rate in fiscal 2002.

Critical Accounting Policies

Management believes the following accounting principles are critical because they involve significant judgments, assumptions, and estimates used in the preparation of the Company’s consolidated financial statements.

Merchandise Inventories:

Inventories are valued using the retail method, based on retail prices less markon percentages, which approximates the lower of first-in, first-out (FIFO) cost or market.  The Company records adjustments to inventory through cost of goods sold when permanent retail price reductions, or markdowns, are reflected in its stores.  In addition, management makes estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation.  If actual demand or market conditions are different than those projected by management, additional markdowns may be necessary.  This risk is generally higher for seasonal merchandise than for non-seasonal goods.  The Company also provides for estimated inventory losses for damaged, lost or stolen inventory for the period from the physical inventory to the financial statement date.  These estimates are based on historical experience and other factors.

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

Forward-Looking Statements

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s plans and activities or events which the Company expects will or may occur in the future such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses, the outcome of legal proceedings and other aspects of the Company’s business and operations.  A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company.  Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, the impact of acts of war or terrorism, changes in consumer demand and product mix, unusual weather that may temporarily impact sales, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company’s costs, legal proceedings and claims, changes in health care and other insurance costs and the effects of legislation on wage levels and entitlement programs.  Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

Item 4.                                     Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.                                     Legal Proceedings

On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.

The Complaint was then amended to add as plaintiffs five more individuals who had held the position of Store Manager for subsidiaries of the Company.  Thereafter, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999.  Based on currently available information, approximately 2,500 of those have filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,075 former Store Managers and approximately 425 current Store Managers.  The opt-in period ended on February 25, 2003, and the case is proceeding as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper.  The lawsuit is currently in the discovery phase.  The Company is vigorously defending this action.  The outcome of any litigation is inherently uncertain; moreover, as a collective action the determination with respect to each individual plaintiff depends in part on the facts and circumstances which relate solely to that plaintiff.  As a general matter, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated and that the Company has meritorious defenses that should enable it to ultimately prevail.

Item 4.                                   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held January 16, 2003, stockholders voted to:

(a)                                  Elect to the Board of Directors of the Company the six nominees named in the Proxy Statement for the Annual Meeting as follows:

Nominee	Shares Voting For	Shares Withholding Authority to Vote
Howard R. Levine	152,836,025	3,340,170
George R. Mahoney, Jr.	153,806,972	2,369,223
Mark R. Bernstein	151,938,611	4,237,584
Sharon Allred Decker	150,233,750	5,942,445
Glenn A. Eisenberg	148,642,186	7,534,009
James G. Martin	150,230,490	5,945,705

(b)                                 Approve the proposal to amend the Company’s 1989 Non-Qualified Stock Option Plan to increase by 6,000,000 the number of shares of Common Stock available for issuance thereunder, with 151,020,779 shares voted for, 3,877,339 shares against and 1,278,077 shares abstaining.

(c)                                  Ratify the action of the Board of Directors in selecting PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 30, 2003, with 146,903,977 shares voted for, 8,233,132 shares against and 1,039,086 shares abstaining.

Item 6.               Exhibits and Reports on Form 8-K

(a)                                  Exhibits filed herewith:

*10 Family Dollar Compensation Deferral Plan

11 Statements Re:  Computations of Per Share Earnings

*Exhibit represents a compensatory plan

(b)                                 Reports on Form 8-K:

1.                  Form 8-K dated January 16, 2003, with (i) news release dated January 16, 2003, reporting senior management changes and other actions at the Company’s Annual Meetings of Stockholders and the Board of Directors, and (ii) Amendments to Employment Agreements of Howard R. Levine and R. David Alexander, Jr., and Family Dollar 2000 Outside Directors Plan as amended as of January 16, 2003, as Exhibits.

2.                  Form 8-K dated March 19, 2003 with news release dated March 19, 2003, reporting sales and earnings for the second quarter ended March 1, 2003, and other matters relating to the Company’s operations and financial condition.

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date:	April 10, 2003	/s/ R. James Kelly
R. JAMES KELLY
Vice Chairman

Date:	April 10, 2003	/s/ C. Martin Sowers
C. MARTIN SOWERS
Senior Vice President - Finance

CERTIFICATION

I, Howard R. Levine, certify that:

1.                            I have reviewed this quarterly report on Form 10-Q of Family Dollar Stores, Inc. (the “registrant”);

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

4.                            The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                            The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                            The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10, 2003

/s/ Howard R. Levine
Howard R. Levine
Chairman and Chief Executive Officer

CERTIFICATION

I, R. James Kelly, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Family Dollar Stores, Inc. (the “registrant”);

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

4.                            The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                            The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                            The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 10, 2003

/s/ R. James Kelly
R. James Kelly

Vice Chairman and Chief Financial Officer