Form 10-Q
period 2003-05-31
FAMILY DOLLAR STORES INC
filed 2003-07-02
CIK 34408

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act). Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 27, 2003
Common Stock, $.10 par value	171,975,840 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

INDEX

Part I  -  Financial Information

Item 1 - Consolidated Condensed Financial Statements:

Consolidated Condensed Balance Sheets – May 3l, 2003 and August 31, 2002

Consolidated Condensed Statements of Income – Quarter Ended May 31, 2003 and June 1, 2002

Consolidated Condensed Statements of Income – Three Quarters Ended May 31, 2003 and June 1, 2002

Consolidated Condensed Statements of Cash Flows – Three Quarters Ended May 31, 2003 and June 1, 2002

Notes to Consolidated Condensed Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 – Controls and Procedures

Part II – Other Information and Signatures

Item 1 - Legal Proceedings

Item 6 – Exhibits and Reports on form 8-K

Signatures

Certifications

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	May 31, 2003	August 31, 2002

Assets
Current assets:
Cash and cash equivalents (Note 2)	$246,399	$220,265
Merchandise inventories	771,809	766,631
Deferred income taxes	53,415	49,941
Income tax refund receivable	—	6,469
Prepayments and other current assets	30,964	12,553
Total current assets	1,102,587	1,055,859

Property and equipment, net	757,038	685,617

Other assets	13,931	13,143

	$1,873,556	$1,754,619

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$523,785	$530,780
Income taxes payable	4,602	—
Total current liabilities	528,387	530,780

Deferred income taxes	75,393	68,891

Shareholders’ equity (Notes 5 and 6):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 186,648,533 shares at May 31, 2003, and 185,830,901 shares at August 31, 2002	18,665	18,583
Capital in excess of par	81,051	63,294
Retained earnings	1,280,839	1,118,015
	1,380,555	1,199,892
Less common stock held in treasury, at cost (14,701,283 shares at May 31, 2003 and 12,501,666 at August 31, 2002)	110,779	44,944
Total shareholders’ equity	1,269,776	1,154,948

	$1,873,556	$1,754,619

See notes to consolidated condensed financial statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	May 31, 2003	June 1, 2002

Net sales	$1,176,877	$1,022,082

Cost and expenses:
Cost of sales	768,495	666,735
Selling, general and administrative expenses	298,767	259,189
	1,067,262	925,924
Income before provision for taxes on income	109,615	96,158
Provision for taxes on income	40,010	35,098

Net income	$69,605	$61,060

Net income per common share - Basic (Note 6)	$0.40	$0.35

Average shares - Basic (Note 6)	172,075	173,074

Net income per common share - Diluted (Note 6)	$0.40	$0.35

Average shares - Diluted (Note 6)	173,049	174,357

Dividends per common share	$0.075	$0.065

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Quarters Ended
(In thousands, except per share amounts)	May 31, 2003	June 1, 2002

Net sales	$3,541,697	$3,104,380

Cost and expenses:
Cost of sales	2,334,962	2,049,875
Selling, general and administrative expenses	892,092	778,859
	3,227,054	2,828,734
Income before provision for taxes on income	314,643	275,646
Provision for taxes on income	114,845	100,611

Net income	$199,798	$175,035

Net income per common share - Basic (Note 6)	$1.16	$1.01

Average shares - Basic (Note 6)	172,434	172,641

Net income per common share - Diluted (Note 6)	$1.15	$1.01

Average shares - Diluted (Note 6)	173,344	173,968

Dividends per common share	$0.215	$0.19

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In thousands)	May 31, 2003	June 1, 2002
Cash flows from operating activities:
Net income	$199,798	$175,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,339	56,706
Deferred income taxes	3,028	3,544
Loss on disposition of property and equipment	2,207	1,577
Changes in operating assets and liabilities:
Merchandise inventories	(5,178)	12,536
Income tax refund receivable	6,469	4,936
Prepayments and other current assets	(18,411)	1,776
Other assets	(788)	1,988
Accounts payable and accrued liabilities	(8,625)	15,268
Income taxes payable	4,602	10,580
	248,441	283,946
Cash flows from investing activities:
Capital expenditures	(139,989)	(136,615)
Proceeds from dispositions of property and equipment	1,022	2,108
	(138,967)	(134,507)
Cash flows from financing activities:
Net purchases of stock for treasury	(65,835)	5
Exercise of employee stock options	17,839	20,242
Payment of dividends	(35,344)	(31,903)
	(83,340)	(11,656)

Net change in cash and cash equivalents	26,134	137,783

Cash and cash equivalents at beginning of period	220,265	21,753

Cash and cash equivalents at end of period	$246,399	$159,536

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$158
Income taxes	96,087	72,588

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                           In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 31, 2003, and the results of operations for the quarter and the three quarters ended May 31, 2003 and June 1, 2002, and the cash flows for the three quarters ended May 31, 2003, and June 1, 2002.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended August 31, 2002.

The results of operations for the three quarters ended May 31, 2003, are not necessarily indicative of the results to be expected for the full year.

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

4.                           The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 27, 2004, and the remaining $100 million expires on May 31, 2005.  Borrowings under these facilities are at a variable interest rate based on short-term market interest rates.  The Company may convert up to $100 million of the facilities expiring on May 31, 2005, into a five-year term loan, at the bank’s variable prime rate.

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

The Company accounts for stock options granted to employees using the intrinsic value method, under which no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the date of the grant.  Had compensation cost for the stock options issued been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Net income-as reported	$69,605	$61,060	$199,798	$175,035

Pro forma stock-based compensation cost	(1,540)	(1,043)	(4,482)	(3,221)

Net income–pro forma	$68,065	$60,017	$195,316	$171,814

Net income per share as reported:
Basic	$.40	$.35	$1.16	$1.01
Diluted	$.40	$.35	$1.15	$1.01

Net income per share–pro forma:
Basic	$.40	$.35	$1.13	$1.00
Diluted	$.39	$.34	$1.13	$.99

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

The following is a summary of transactions under the plan during the three quarters ended May 31, 2003 and June 1, 2002 (In thousands, except per share amounts).

	Three Quarters Ended
	May 31, 2003		June l, 2002
	Number of shares under option	Option price per share	Number of shares under option	Option price per share
Outstanding-beginning	4,411	$11.38-$35.50	4,386	$ 5.58-$30.25
Granted	1,686	$24.75-$34.50	1,402	$24.25-$35.50
Exercised	(818)	$11.38-$27.25	(1,149)	$ 5.58-$24.75
Cancelled	(88)		(108)
Outstanding-ending	5,191	$14.25-$35.50	4,531	$ 9.67-$35.50

Exercisable options	1,141	$14.25-$27.75	1,154	$ 9.67-$24.75

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

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding common stock from time to time as market conditions warrant.  As of May 31, 2003, the Company had purchased in the open market, 2,202,200 shares at a cost of $65.9 million.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	Quarter Ended
	May 31, 2003	June 1, 2002
Basic Net Income Per Share:

Net Income	$69,605	$61,060

Weighted Average Number of Shares Outstanding	172,075	173,074

Net Income Per Common Share - Basic	$0.40	$0.35

Diluted Net Income Per Share:

Net Income	$69,605	$61,060

Weighted Average Number of Shares Outstanding	172,075	173,074

Effect of Dilutive Securities - Stock Options	974	1,283
Average Shares - Diluted	173,049	174,357

Net Income Per Common Share - Diluted	$0.40	$0.35

	Three Quarters Ended
	May 31, 2003	June 1, 2002
Basic Net Income Per Share:

Net Income	$199,798	$175,035

Weighted Average Number of Shares Outstanding	172,434	172,641

Net Income Per Common Share - Basic	$1.16	$1.01

Diluted Net Income Per Share:

Net Income	$199,798	$175,035

Weighted Average Number of Shares Outstanding	172,434	172,641

Effect of Dilutive Securities - Stock Options	910	1,327
Average Shares - Diluted	173,344	173,968

Net Income Per Common Share - Diluted	$1.15	$1.01

7.                           On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  The Complaint has been amended to add as plaintiffs five more individuals who had held the position of Store Manager for subsidiaries of the Company.  Thereafter, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999.  Based on currently available information, approximately 2,500 of those have filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,075 former Store Managers and approximately 425 current Store Managers.  Although the opt-in period ended by the terms of the notice on February 25, 2003, the Court has allowed later-filed opt-in plaintiffs to remain as parties and the case is proceeding as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper.  The lawsuit is in the discovery phase and the Company is vigorously defending this action.  The trial is currently set to commence on November 10, 2003.  As a general matter, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated and that the Company has meritorious defenses that should enable it to ultimately prevail.  However, the outcome of any litigation is inherently uncertain and no assurances can be given that the Company will be successful in defending this action; moreover, as a collective action the determination with respect to each individual plaintiff depends in part on the facts and circumstances which relate solely to that plaintiff.  If there is an adverse verdict on the merits, particularly regarding the issues generally applicable to the collective claims, the Company may be subject to liability for damages that could have a material adverse effect on the Company’s financial position or results of operation.

8.                           In March 2003, the Emerging Issues Task Force (EITF) reached final consensus on EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor” (EITF 02-16). Under EITF 02-16, cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and should be reflected as a reduction of cost of sales or revenue as prescribed in the consensus unless it can be demonstrated this offsets an incremental expense in which case it can be netted against that expense.  The new guidance should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002.  During the quarter, the Company reflected the new guidance for new and modified vendor agreements.  This had no significant impact on the Company’s financial statements.

MAMAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the periods ended May 31, 2003 and June 1, 2002.  This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended August 31, 2002.

Liquidity and Capital Resources

At May 31, 2003, the Company had working capital of $574.2 million with cash and cash equivalents of approximately $246.4 million and no outstanding borrowings.  Changes in working capital and cash and cash equivalents during the first three quarters of fiscal 2003 and fiscal 2002 were primarily the result of earnings, capital expenditures and, in fiscal 2003, repurchases of the Company’s Common Stock.  At May 31, 2003, inventories on a per store basis were at approximately the same level as at June 1, 2002.  Cash and cash equivalents at the end of the first three quarters of fiscal 2003 were impacted by increased accrued liabilities and by increased accounts payable leverage (accounts payable as a percentage of merchandise inventory) resulting from improved inventory turnover due to supply chain initiatives as compared to the end of the first three quarters of fiscal 2002.  Cash and cash equivalents were also impacted by an increase in prepaid rent.

Capital expenditures for the first three quarters of fiscal 2003, were approximately $140.0 million, and are currently expected to be approximately $200 to $225 million for fiscal 2003.  The majority of planned capital expenditures for fiscal 2003 is related to the Company’s new store expansion; existing store expansion, relocation and renovation; and to the completion of construction of the seventh full-service distribution center.  The new store expansion and seventh distribution center will require additional investment in merchandise inventories.  In fiscal 2003, the Company currently plans to open 475 stores and close 65 stores for a net addition of 410 stores, compared with the opening of 525 stores and closing of 50 stores for a net addition of 475 stores in fiscal 2002.  In the last two years, the Company’s traditional opportunistic approach to locating potential new sites has become more strategic with the objective of improving new store performance.  The Company is realizing this objective with the sales performance of new stores (stores open less than 13 months) equal to more than 90% of the chain average in the first three quarters of fiscal 2003.  With this approach and better site selection processes, approximately 60% of new stores are targeted to open in urban markets in fiscal 2003.  In fiscal 2002, approximately 40% of new stores opened in urban markets.  The time it is taking to open new stores in urban markets, including time for the permitting process and the completion of leasehold improvements and new construction, is substantially longer than the time for opening stores in non-urban markets. The Company also currently plans to expand or relocate approximately 105 stores and renovate approximately 40 stores in fiscal

2003, compared with the expansion or relocation of 121 stores and renovation of 42 stores in fiscal 2002.  In the first three quarters of fiscal 2003, the Company opened 285 stores, closed 62 stores, expanded or relocated 79 stores and renovated 35 stores.  The openings in the third quarter this year included the first store in Wyoming, and the Company now operates in 43 states.  In fiscal 2004, the Company’s preliminary plan is to add approximately 10% net new stores and 11% net square footage growth and continue its program of expanding, relocating and renovating stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 27, 2004, and the remaining $100 million expires on May 31, 2005.  The Company has no borrowings against these facilities at May 31, 2003.  Cash flow from current operations is expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company’s Common Stock.  In addition, the Company has available revolving credit facilities as discussed above.

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common Stock from time to time as market conditions warrant.  As of May 31, 2003, the Company had purchased in the open market, 2,202,200 shares at a cost of $65.9 million.

The following table shows the Company’s obligations and commitments as of May 31, 2003 to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	May 2004	May 2005	May 2006	May 2007	May 2008	Thereafter

Merchandise letters of credit	$111,066	$111,066	$	$	$	$	$
Operating leases	734,350	182,393	156,573	126,691	94,159	58,064	116,470
Construction obligations	28,764	28,764
Total Contractual Cash Obligations	$874,180	$322,223	$156,573	$126,691	$94,159	$58,064	$116,470

The following table shows the Company’s other commercial commitments as of May 31, 2003 (in thousands):

Other Commercial Commitments	Total Amounts Committed

Standby letters of credit	$45,994
Surety bonds	5,986
Total Commercial Commitments	$51,980

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

Results of Operations

Net sales

Net sales increased 15.1% in the quarter ended May 31, 2003, as compared with the quarter ended June 1, 2002, and increased 14.1% in the three quarters ended May 31, 2003, as compared with the three quarters ended June 1, 2002.  The sales increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company’s store expansion program.  Sales during the quarter ended May 31, 2003, of apparel and other seasonal merchandise were adversely impacted in April and May this year by cool, wet weather in portions of the Company’s operating area.  Sales for the fiscal year to date were also adversely impacted as a result of the elimination of an advertising circular that was distributed last fiscal year at the end of November and beginning of December.  With the elimination of this circular, the Company now distributes only one circular per year.

Sales in existing stores increased 4.6% in the quarter ended May 31, 2003, above the comparable period in fiscal 2002, with sales of hardlines merchandise increasing approximately 5.4% and sales of softlines merchandise increasing approximately 2.2%.  In the third quarter of fiscal 2003, the customer count, as measured by the number of register transactions in existing stores, increased approximately 3.6% and the average transaction increased approximately 0.8% to $8.72.  Sales in existing stores increased 3.5% in the three quarters ended May 31, 2003, above the comparable period in fiscal 2002, with sales of hardlines merchandise increasing approximately 4.0% and sales of softlines merchandise increasing approximately 1.9%.  The customer count increased approximately 1.3% and the average transaction increased approximately 2.0% to $8.95.  Hardlines as a percentage of total sales increased to approximately 76.1% in the third quarter of fiscal 2003 compared to approximately 75.5% in the third quarter of fiscal 2002, and increased to approximately 76.8% in the first three quarters of fiscal 2003 compared to approximately 76.4% in the first three quarters of fiscal 2002.  Softlines as a percentage of sales decreased to 23.9% in the third quarter of fiscal 2003 (with hanging apparel and shoes representing 13.5%, basic apparel 4.1% and domestics 6.3%) compared to 24.5% in the third quarter of fiscal 2002 (with hanging apparel and shoes representing 13.8%, basic apparel 4.2% and domestics 6.5%).  Softlines as a percentage of sales decreased to 23.2% in the first three quarters of fiscal 2003 (with hanging apparel and shoes representing 12.3%, basic apparel 4.4% and domestics 6.5%) compared to 23.6% in the first three quarters of fiscal 2002 (with hanging apparel and shoes representing 12.2%, basic apparel 4.6% and domestics 6.8%).  By the end of the second quarter of fiscal 2003, all stores had anniversaried last year’s program in which the Company eliminated approximately one-half of the shoe inventories.  Therefore, the sales of hardlines and softlines is now on a more comparative basis year over year. The Company’s current plan is for sales in existing stores in the fourth quarter to increase in the 3% to 5% range.

Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies.  Softlines merchandise includes men’s, women’s, boy’s, girl’s and infant’s clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

The average number of stores open during the first three quarters of fiscal 2003 was 10.4% more than during the first three quarters of fiscal 2002.  The Company had 4,840 stores in operation at May 31, 2003, as compared with 4,431 stores in operation at June 1, 2002, representing an increase of approximately 9.2%.

Cost of Sales

Cost of sales increased 15.3% in the quarter ended May 31, 2003, as compared with the quarter ended June 1, 2002, and increased 13.9% in the three quarters ended May 31, 2003, as compared to the three quarters ended June 1, 2002.  These increases primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 65.3% in the quarter ended May 31, 2003, compared with 65.2% in the quarter ended June 1, 2002, and was 65.9% in the three quarters ended May 31, 2003, compared with 66.0% in the three quarters ended June 1, 2002.  The slight increase in the cost of sales percentage for the third quarter of fiscal 2003 was due in part to markdowns taken in the home fashions, domestics and housewares areas as the Company is introducing new assortments in those areas.  Increased transportation fuel costs also impacted the cost of sales percentage.  The slight decrease in the cost of sales percentage for the first three quarters of fiscal 2003 was due primarily to the favorable impact of supply chain initiatives which yielded savings in shrinkage, freight and markdowns.  The Company’s plan is for the cost of sales percentage to be at the same level or decrease slightly for the fourth quarter of fiscal 2003, with moderating fuel prices, the opening of the seventh full service distribution center and the implementation of a new transportation management system all expected to have a positive impact.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 15.3% in the quarter ended May 31, 2003, as compared with the quarter ended June 1, 2002, and increased 14.5% in the three quarters ended May 31, 2003, as compared with the three quarters ended June 1, 2002.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  Selling, general and administrative expenses, as a percentage of net sales, were 25.4% in the quarter ended May 31, 2003 and in the quarter ended June 1, 2002, and were 25.2% in the three quarters ended May 31, 2003, as compared with 25.1% in the three quarters ended June 1, 2002.  The percentage for the quarter ended May 31, 2003 remained flat compared to the third quarter of fiscal 2002. Rising utility and insurance costs, primarily workers compensation, offset lower expenses as a percentage of sales in other major expense categories.  In addition, the loss of planned sales due to the opening of a lesser number of new stores than originally planned also adversely impacted expense leverage.  The increase in the percentage for the three quarters ended May 31, 2003, compared to the three quarters ended June 1, 2002, was also impacted by the factors previously mentioned, as well as the elimination of an advertising circular distributed last fiscal year at the end of November and the beginning of December. With the Company continuing to invest heavily in its business, the increases in existing store sales were not sufficient to produce incremental leverage on expenses.  The Company’s plan is for selling, general and administrative expenses as a percentage of sales for the fourth quarter of fiscal 2003 to be at approximately the same level as for the fourth quarter of fiscal year 2002.

Provision for taxes on income

The effective tax rate was 36.5% for the quarters and first three quarters ended May 31, 2003 and June 1, 2002.  For fiscal year 2003, the Company’s plan is for the effective tax rate to remain at approximately the same level as the rate in fiscal 2002.

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

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  The Complaint has been amended to add as plaintiffs five more individuals who had held the position of Store Manager for subsidiaries of the Company.  Thereafter, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999.  Based on currently available information, approximately 2,500 of those have filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,075 former Store Managers and approximately 425 current Store Managers.  Although the opt-in period ended by the terms of the notice on February 25, 2003, the Court has allowed later-filed opt-in plaintiffs to remain as parties and the case is proceeding as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper.  The lawsuit is in the discovery phase and the Company is vigorously defending this action.  The trial is currently set to commence on November 10, 2003.  As a general matter, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated and that the Company has meritorious defenses that should enable it to ultimately prevail.  However, the outcome of any litigation is inherently uncertain and no assurances can be given that the Company will be successful in defending this action; moreover, as a collective action the determination with respect to each individual plaintiff depends in part on the facts and circumstances which relate solely to that plaintiff.  If there is an adverse verdict on the merits, particularly regarding the issues generally applicable to the collective claims, the Company may be subject to liability for damages that could have a material adverse effect on the Company’s financial position or results of operation.

Item 6.		Exhibits and Reports on Form 8-K

(a)		Exhibits filed herewith:

10	(i)

Amendment dated as of May 29, 2003, between Family Dollar Stores, Inc. and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001.

10	(ii)	First Amendment dated as of May 29, 2003, between Family Dollar Stores, Inc., and Family Dollar, Inc. as Borrower, and Wachovia Bank, N.A., amending the Credit Agreement dated as of August 7, 2001.

99.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

1.

Form 8-K dated June 25, 2003 with news release dated June 25, 2003, reporting sales and earnings for the third quarter ended May 31, 2003, and other matters relating to the Company’s operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: July 2, 2003	/s/ R. James Kelly
R. James Kelly
Vice Chairman-Chief Financial Officer

Date: July 2, 2003	/s/ C. Martin Sowers
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

Date:  July 2, 2003

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

Date:  July 2, 2003

/s/ R. James Kelly
R. James Kelly
Vice Chairman and Chief Financial Officer