Form 10-K
period 2003-08-30
FAMILY DOLLAR STORES INC
filed 2003-11-26
CIK 34408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 30, 2003
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-6807

FAMILY DOLLAR STORES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-0942963 (I.R.S. Employer Identification No.)
10401 Old Monroe Road, Matthews, North Carolina (Address of principal executive offices)	28105 (Zip Code)

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

The aggregate market value of voting stock held by non-affiliates of the registrant on February 28, 2003, based on the closing price on February 28, 2003, was approximately $4,600,000,000.

The number of shares of the registrant's Common Stock outstanding as of November 1, 2003, was 172,421,310.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents (To the extent indicated herein)	Location in Form 10-K
Annual Report to Stockholders for the fiscal year ended August 30, 2003	Part II (Items 5, 6, 7 and 8) Part IV (Item 15)
Proxy Statement dated November 26, 2003 for the Annual Meeting of Stockholders	Part III (Items 10, 11, 12 and 13) Part IV (Item 14)

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

        The Company operates a chain of self-service retail discount stores. As of November 1, 2003, there were 5,066 stores in 43 states and the District of Columbia as follows:

Texas	607	Alabama	143	Iowa	35
Ohio	314	Mississippi	105	Utah	30
North Carolina	278	West Virginia	104	Maine	29
Florida	271	Oklahoma	103	Kansas	24
Georgia	256	Wisconsin	101	Nebraska	23
Michigan	246	Arkansas	98	Delaware	21
New York	216	Arizona	88	New Hampshire	19
Louisiana	198	Missouri	84	Rhode Island	18
Pennsylvania	193	Massachusetts	78	Vermont	8
Virginia	191	Maryland	73	South Dakota	8
Tennessee	175	New Mexico	71	Nevada	6
Kentucky	171	Colorado	58	Wyoming	5
Indiana	160	New Jersey	53	North Dakota	4
South Carolina	155	Minnesota	48	District of Columbia	2
Illinois	151	Connecticut	45

        The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 3,324 stores on August 28, 1999; 3,689 stores on August 26, 2000; 4,141 stores on September 1, 2001; 4,616 stores on August 31, 2002; and 5,027 stores on August 30, 2003.

        During the fiscal year ended August 30, 2003, 64 stores were closed, 37 stores were relocated within the same shopping center or market area, 66 stores were expanded in size and 42 stores were renovated. All of the stores are occupied under leases, except 371 stores owned by the Company. (See "Properties" herein.) The Company has announced plans to open approximately 565 stores and close approximately 60 stores during the current fiscal year. Such plans are continually reviewed and subject to change. From August 31, 2003, through November 1, 2003, the Company opened 60 new stores, closed 21 stores, relocated 4 stores, expanded 15 stores and renovated 13 stores.

        As of November 1, 2003, the Company had in the aggregate approximately 42,800,000 square feet of total store space (including receiving rooms and other non-selling areas). The typical store has approximately 7,500 to 9,500 square feet of total area. The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available. There also are storefront locations in urban markets. Historically, about 35% of the stores have been located in urban areas (including adjacent suburbs) with populations above 75,000. In fiscal 2003, about 55% of new stores opened in urban markets (including adjacent suburbs), with particular emphasis on the large urban markets. In the current fiscal year, the Company continues to open large numbers of new stores in small towns and rural areas, but increased emphasis continues to be given to potential locations in those urban markets where the Company has experienced success. All stores are similar in appearance and display highly visible red and white "Family Dollar Stores" or "Family Dollar" signs.

        The Company's stores are operated on a self-service basis, and low overhead permits the sale of merchandise at a relatively moderate markup. During the fiscal year ended August 31, 1994, the Company began to change its merchandising strategy from promotional pricing to everyday low prices. Prices were reduced on many items and everyday low pricing was implemented in all stores in the fiscal year ended August 31, 1995. No single store accounted for more than one-tenth of one percent of sales during the fiscal year ended August 30, 2003. The stores are open six days a week, and most are open on Sundays.

        The stores offer a variety of hardlines and softlines merchandise. Hardlines merchandise includes primarily household chemical and paper products, candy, snack and other food, health and beauty aids, electronics, housewares and giftware, pet food and supplies, toys, stationery and school supplies, seasonal goods, hardware and automotive supplies. Softlines merchandise includes men's, women's, boys', girls' and infants' clothing, shoes, and domestic items such as blankets, sheets and towels. During the fiscal year ended August 30, 2003, hardlines accounted for approximately 76.7% of the Company's sales. Softlines accounted for approximately 23.3% of sales (with hanging apparel and shoes representing 12.4%, basic apparel 4.4% and domestics 6.5%).

        During the fiscal year ended August 30, 2003, nationally advertised brand merchandise accounted for approximately 35% of sales, Family Dollar label merchandise accounted for approximately 4% of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. Irregular merchandise accounted for less than one-quarter of 1% of sales during such period. The Company does not accept credit cards or extend credit. However, after testing the acceptance of pin-based debit cards and electronic benefits in selected stores during the fiscal year ended August 30, 2003, in the first quarter ending November 29, 2003, the Company began accepting PIN-based debit cards and electronic benefits in approximately 95% of its stores. The Company also announced that as part of its "store of the future" multi-year initiative, a new hiring system to provide a consistent pre-employment assessment and interview process for prospective employees will be introduced in the spring of 2004. Also in the spring of 2004, the Company plans to begin converting the stores' communications infrastructure to facilitate communications and provide more interactive training for store employees.

        For a number of years, more hardline consumables, including brand names, have been added to the merchandise assortments. To make room for the additional hardlines, beginning in May 2000, space allocated to hanging apparel was reduced by about 15% to 20%. New fixtures were installed in departments such as giftware, artificial flowers and 2 for $1 greeting cards. This space reallocation program was completed in October 2000. In the fourth quarter of the fiscal year ended September 1, 2001, the Company began reducing space allocated to shoes. Approximately one-half of the shoe inventories were eliminated in a program that was completed in January 2002, with more hardlines, including consumables, taking the space previously allocated to shoes.

        During the fiscal year ended August 30, 2003, the Company continued to adjust the merchandise selection in the stores, including the introduction late in the fiscal year of a different assortment of merchandise in the domestic and giftware departments. However, approximately the same amount of space was allocated to hardlines and softlines as at the end of the prior fiscal year.

        The Company has a policy of uniform pricing of most items in its stores. A limited amount of merchandise in stores in the least competitive markets with higher operating costs carries higher prices. Most items of merchandise are priced under $10.00. The Company traditionally advertised through circulars which are inserted in newspapers or mailed directly to consumers' residences. As part of the Company's plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended August 31, 1995, the number of advertising circulars distributed to consumers' homes or inserted in newspapers was cut from 22 to 15. In the fiscal year ended August 31, 1996, the number of advertising circulars distributed was reduced from 15 to 14. In the fiscal years ended August 31, 1997, August 29, 1998, August 28, 1999, August 26, 2000, September 1, 2001, August 31, 2002 and August 30, 2003, 14, 9, 5, 5, 3, 2 and 1 advertising circulars, respectively, were distributed. The one circular in the fiscal year ended August 30, 2003, was distributed in December 2002, and the Company plans to again distribute one circular in December 2003. Circulars that are passed out in the stores also continue to be utilized. Most items in the circulars are advertised at the regular everyday low price.

        The Company purchases its merchandise from approximately 1,500 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise. Approximately 60% of the merchandise is manufactured in the United States and substantially all such merchandise is purchased directly from the manufacturer. Purchases of imported merchandise are made directly from the manufacturer or from importers. No single supplier accounted for more than 6% of the merchandise sold by the Company in the fiscal year ended August 30, 2003.

        During the fiscal year ended August 30, 2003, approximately 4% of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer. The balance of the merchandise was received at the Company's distribution centers in Matthews, North Carolina; West Memphis, Arkansas; Warren County, Virginia; Duncan, Oklahoma; Rowan County, Kentucky; Maquoketa, Iowa; and Odessa, Texas. Merchandise is delivered to the stores from the Company's distribution centers by Company-owned trucks and by common and contract carriers. During the fiscal year ended August 30, 2003, approximately 80% of the merchandise delivered was by common or contract carriers. As of August 30, 2003, the approximate average distance between the distribution centers and the stores served by each facility was as follows:

Distribution Center	Number of Stores Served	Average Distance (Miles)
Matthews, NC	792	286
West Memphis, AR	764	315
Warren County, VA	740	309
Duncan, OK	733	320
Rowan County, KY	789	239
Maquoketa, IA	782	325
Odessa, TX	427	515

Totals	5,027	317

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

        The Company has implemented a fully integrated system to improve inventory management from the earliest planning stages to the time the purchase order is placed with the supplier through the time the customer purchases the goods at the cash register. In the initial phases of this project the Company formed a merchandise planning department; formed an inventory control department; shifted to by-item inventory counts at all stores; and implemented a new inventory management system and a new demand forecasting system for replenishment of distribution centers. In the spring of 2002, the Company began utilizing new software for automatic store replenishment of basic merchandise and for forecast based allocation of non-basic merchandise. These two systems give the Company improved tools which over time will help keep the stores in an optimum merchandise in-stock position, reduce markdowns and improve inventory turnover.

        In fiscal 2003, the Company began implementation of a new transportation management system designed to improve the visibility and cost control for both import and domestic freight movement.

        The Company has registered with the U. S. Patent and Trademark Office the name "Family Dollar Stores" as a service mark, and also has registered a number of other names as trademarks for certain merchandise sold in the stores.

        On August 30, 2003, the Company had approximately 21,000 full-time employees and approximately 16,000 part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

        The mailing address of the Company's Executive Offices is P.O. Box 1017, Charlotte, North Carolina 28201-1017, and the telephone number at that location is 704-847-6961. The Company's Website is www.familydollar.com. Through a link on the Investors section of the Website, the Company makes available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and amendments also are available at the website of the Securities and Exchange Commission at www.sec.gov. All such filings are available free of charge.

ITEM 2. PROPERTIES

        As of November 1, 2003, the Company operated 5,066 stores in 43 states and the District of Columbia. See "Business" herein. With the exception of 375 stores owned by the Company, all of the Company's stores were occupied under lease. Most of the leases are for fixed rentals. A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.

        Of the Company's 4,691 leased stores at November 1, 2003, all but 384 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods. The following table sets forth certain data, as of November 1, 2003, concerning the expiration dates of all leases with renewal options:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2004	63	0
2005-2007	2,210	6
2008-2010	1,488	80
2011-2013	484	326
2014 and thereafter	62	3,895

        Of the 375 Company-owned stores, 97 are located in Texas, 20 in North Carolina, 19 in Ohio, 18 each in Georgia and Indiana, 16 in Michigan, 15 each in Arizona and Virginia, 14 each in Illinois and Louisiana, 13 each in Florida and Tennessee, 11 in Arkansas, 10 each in Iowa and Oklahoma, 9 in New Mexico, 7 each in Kentucky and Missouri, 6 in Alabama, 5 each in Colorado and West Virginia, 4 each in Kansas, Mississippi, South Carolina and Wisconsin, 3 each in Minnesota, Nebraska and New York, 2 each in South Dakota and Wyoming, and 1 each in Massachusetts, Nevada, New Jersey and Utah. In these owned stores, there are approximately 3,000,000 total square feet of space.

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

        The Company also owns six additional full-service distribution centers described in the table below:

Facility Size
Distribution Center
	Land	Building	Date Operational
West Memphis, AR	75 acres	550,000 sq. ft. 300,000 sq. ft. addition	April 1994 August 1996
Warren County, VA	75 acres	907,000 sq. ft.	January 1998
Duncan, OK	85 acres	907,000 sq. ft.	July 1999
Rowan County, KY	93.5 acres	907,000 sq. ft.	June 2000
Maquoketa, IA	74 acres	907,000 sq. ft.	March 2002
Odessa, TX	89 acres	907,000 sq. ft.	July 2003

        The Company plans to begin construction of an eighth full-service distribution center in the spring of 2004. The building will contain approximately 907,000 square feet and is expected to be operational by the spring of 2005.

        The Company owns and operates a fleet of tractor-trailers and trucks to distribute merchandise to some of its stores.

ITEM 3. LEGAL PROCEEDINGS

        On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. The Complaint has been amended to add as plaintiffs five more individuals who had held the position of Store Manager for subsidiaries of the Company. Thereafter, pursuant to the Court's ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Based on currently available information, approximately 2,552 of those have filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,297 former Store Managers and approximately 255 current Store Managers. The case is proceeding as a collective action under the Fair Labor Standards Act ("FLSA"). The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as "exempt" employees who are not entitled to overtime compensation. Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys' fees, costs and expenses, and such other relief as the Court may deem proper. The lawsuit is in the discovery phase and the Company is vigorously defending this action. The trial is currently expected to commence in early 2004. In general, the Company believes that the Store Managers are "exempt" employees under the FLSA and have been properly compensated and that the Company has meritorious defenses that should enable it to ultimately prevail. However, the outcome of any litigation is inherently uncertain. The Company bears the burden of proof at trial of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that the Company will be successful in defending this action; moreover, as a collective action, the determination of liability with respect to each individual plaintiff depends in large part on the facts and circumstances which relate solely to that plaintiff. The nature of this action and its present procedural posture mean that future rulings by the Court on both substantive and procedural motions and issues may significantly impact the course of proceedings, the issues in dispute, the number of plaintiffs who are allowed to proceed to trial, and the presentation of evidence supporting the Company's position. Thus, those rulings may greatly affect the Company's effort to establish the exempt status of the plaintiff Store Managers. If there is an adverse verdict on the merits, particularly regarding the issues generally applicable to the collective claims, the Company may be subject to liability for damages that could have a material adverse effect on the Company's financial position or results of operation.

        The Company is involved in numerous other legal proceedings and claims, including employment, tort, consumer and other litigation. While the ultimate results of these matters cannot be determined, the Company believes that they should not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted during the fourth quarter of the fiscal year ended August 30, 2003, to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following information is furnished with respect to each of the executive officers of the Company as of November 1, 2003:

Name	Position and Office	Age
Howard R. Levine (1)	Chairman of the Board and Chief Executive Officer	44
R. James Kelly (2)	Vice Chairman and Chief Financial and Administrative Officer	56
R. David Alexander, Jr. (3)	President and Chief Operating Officer	46
George R. Mahoney, Jr. (4)	Executive Vice President—General Counsel and Secretary	61
Bruce E. Barkus (5)	Executive Vice President—Store Operations	50
Charles S. Gibson, Jr. (6)	Executive Vice President—Supply Chain	42
Keith M. Gehl (7)	Senior Vice President—Real Estate and Store Construction	45
Joshua R. Jewett (8)	Senior Vice President—Chief Information Officer	34
Samuel N. McPherson (9)	Senior Vice President—Human Resources	58
Irving Neger (10)	Senior Vice President—Softlines and Home	52
John J. Scanlon (11)	Senior Vice President—Hardlines and Marketing	54
C. Martin Sowers (12)	Senior Vice President—Finance	45

(1)
Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President—Merchandising and Advertising. From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies' apparel stores. From1992 to April 1996, he was self-employed as an investment manager. He rejoined the Company in April 1996, and was elected Vice President—General Merchandise Manager: Softlines in April 1996, Senior Vice President—Merchandising and Advertising in September 1996, President and Chief Operating Officer in April 1997, and Chief Executive Officer in August 1998. He is the son of Leon Levine.

(2)
Mr. R. James Kelly was employed by the Company as Vice Chairman—Chief Financial and Administrative Officer in January 1997.

(3)
Mr. R. David Alexander, Jr. was employed by the Company as Senior Vice President—Distribution and Transportation in August 1995, and was promoted to Senior Vice President—Distribution and Logistics in September 1997, to Executive Vice President—Supply Chain and Real Estate in October 1999, to Executive Vice President and Chief Operating Officer in August 2000, and to President and Chief Operating Officer in January 2003.

(4)
Mr. George R. Mahoney, Jr. was employed by the Company as General Counsel in October 1976. He was elected Vice President—General Counsel and Secretary in April 1977, Senior Vice President—General Counsel and Secretary in January 1984 and Executive Vice President—General Counsel and Secretary in October 1991.

(5)
Mr. Bruce E. Barkus was employed by the Company as Vice President—Store Operations in August 1999, and was promoted to Senior Vice President—Store Operations in June 2000, and to Executive Vice President—Store Operations in September 2003. Prior to his employment by the Company, he was employed by Eckerd Corporation, a chain of drug stores, from 1978 to August 1999, where his last position was Regional Vice President.

(6)
Mr. Charles S. Gibson, Jr. was employed by the Company as Vice President—Logistics in September 1997, and was promoted to Senior Vice President—Distribution and Logistics in October 1999, and to Executive Vice President—Supply Chain in September 2003.

(7)
Mr. Keith M. Gehl was employed by the Company as Senior Vice President-Real Estate and Store Construction in June 2003. Prior to his employment by the Company, he was employed by Food Lion LLC, a chain of supermarkets, from 1989 to May 2003, where his last position was Executive Vice President of Business Strategy and Store Development.

(8)
Mr. Joshua R. Jewett was employed by the Company as Senior Vice President—Chief Information Officer in August 2002. Prior to his employment by the Company, he was employed by Answerthink, Inc., a management consulting firm offering business process and information systems consulting services, from July 1999 to August 2002, where he was Senior Director. From October 1993 to July 1999, he was a Principal in CFT Consulting, Inc., a consulting firm providing business process and technology consulting services to retailers.

(9)
Mr. Samuel N. McPherson was employed by the Company as Senior Vice President—Human Resources in August 1999. Prior to his employment by the Company, he was employed by Raley's, a supermarket and pharmacy retailer, from 1990 to August 1999, where his last position was Executive Vice President and Chief Human Resources Officer.

(10)
Mr. Irving Neger was employed by the Company as Senior Vice President—Softlines in September 2000. Prior to his employment by the Company, he was employed by Pennsylvania Fashions, a chain of retail apparel stores, from 1995 to August 2000, where his last position was Senior Vice President—Merchandising.

(11)
Mr. John J. Scanlon was employed by the Company as Divisional Vice President in March 1992. Mr. Scanlon was elected Vice President—General Merchandise Manager: Hardlines in April 1996, and was elected Senior Vice President—Merchandising and Advertising in June 1998.

(12)
Mr. C. Martin Sowers was employed by the Company as an accountant in October 1984 and was promoted to Assistant Controller in January 1985. He was elected Controller in January 1986, Vice President—Controller in July 1989 and Senior Vice President—Finance in December 1991.

        All executive officers of the Company are elected by and serve at the pleasure of the Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 30, 2003, on page 19 under the captions "Market Price and Dividend Information" and "Market Prices and Dividends" and is incorporated herein by reference, and in the Company's proxy statement dated November 26, 2003, on page 19 under the caption "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 30, 2003, on pages 14 and 15 under the caption "Summary of Selected Financial Data" and is incorporated herein by reference. The Company did not have any long-term debt at the end of each of its last five fiscal years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 30, 2003, on pages 14 through 19 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in the Company's Annual Report to Stockholders for the fiscal year ended August 30, 2003, on pages 20 through 32 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Based on an evaluation by management of the Company (with the participation of the Company's Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Consistent with the suggestion of the Securities and Exchange Commission, the Company has formed a Disclosure

Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

        There was no change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item as to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's proxy statement dated November 26, 2003, on pages 5 through 8 under the caption "Election of Directors" and on page 20 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information required by this item as to executive officers is included in Item 4A in Part I of this report.

        The Company has adopted a Code of Ethics that applies to the Chief Executive Officer and senior financial officers, including the Chief Financial Officer. This Code of Ethics is filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included in the Company's proxy statement dated November 26, 2003, on pages 8 through 16 under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is included in the Company's proxy statement dated November 26, 2003, on pages 3 through 5 under the caption "Ownership of the Company's Securities" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is included in the Company's proxy statement dated November 26, 2003, on pages 15 and 16 under the caption "Related Transactions" and is incorporated herein by reference.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is included in the Company's proxy statement dated November 26, 2003, on pages 16 and 17 under the caption "Independent Accountants' Fees and Services" and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report:

    1 and 2. Financial Statements and Financial Statement Schedules:

    The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries which are incorporated by reference to the Annual Report to Stockholders for the fiscal year ended August 30, 2003, are set forth in the index on page 22 of this report.

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

    3. Exhibits:

    Exhibits incorporated by reference:

3(a)(i)	Certificate of Incorporation, dated November 24, 1969, (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-1, No. 2-35468).
(ii)	Certificate of Amendment, dated February 2, 1972, of Certificate of Incorporation (filed as Exhibit 3(a)(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1980).
(iii)	Certificate of Amendment, dated January 23, 1979, of Certificate of Incorporation (filed as Exhibit 2 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1979).
(iv)	Certificate of Amendment, dated January 20, 1983, of Certificate of Incorporation (filed as Exhibit 4(iv) to the Company's Registration Statement on Form S-3, No. 2-85343).
(v)	Certificate of Amendment, dated January 16, 1986, of Certificate of Incorporation (filed as Exhibit 3(a)(v) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1986).
(vi)	Certificate of Amendment, dated January 15, 1987, of Certificate of Incorporation (filed as Exhibit 3(a)(vi) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1987).
(vii)	Certificate of Amendment, dated January 15, 1998, of Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-8, No. 333-48751).
(viii)	Certificate of Amendment, dated January 17, 2002, of Certificate of Incorporation filed as Exhibit 3(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended March 2, 2002).
(b)	By-Laws, as amended on August 19, 1998 (filed as Exhibit 3(b) to the Company's Form 10-K (File No. 1-6807) for the year ended August 29, 1998).

*10(i)	Incentive Profit Sharing Plan, amended as of January 17, 2002 (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended March 2, 2002).
*10(ii)	Family Dollar Compensation Deferral Plan (filed as Exhibit 10 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended March 1, 2003).
*10(iii)
Family Dollar Employee Savings and Retirement Plan and Trust, amended and restated as of January 1, 2002 (filed as Exhibit 10 (iii) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended March 2, 2002).
*10(iv)
Trust Agreement between Merrill Lynch Trust Company of North Carolina, as Trustee, and the Company and Family Dollar, Inc., as Employer, with respect to Family Dollar Employee Savings and Retirement Plan and Trust (filed as Exhibit 10 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1998.)
10(v)
Amended and Restated Credit Agreement, dated as of May 31, 2001, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A. (filed as Exhibit 10 to the Company's Form 10-Q (File No. 1-6807) for the quarter ended June 2, 2001).
10(vi)
Amendment dated as of May 29, 2003, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001 (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 2003).
10(vii)
Credit Agreement, dated as of August 7, 2001, between the Company and Family Dollar, Inc., as Borrower, and First Union National Bank (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended September 1, 2001).
10(viii)
First Amendment dated as of May 29, 2003, between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, N.A., amending the Credit Agreement dated as of August 7, 2001 (filed as Exhibit 10(ii) to the Company's Form 10-Q (File No. 1-6807) for the quarter endedMay 31, 2003).
*10(ix)	Employment Agreement dated December 17, 1996, between the Company and R. James Kelly (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1997).
*10(x)
Amendment dated June 21, 1999, to the Employment Agreement dated December 17, 1996, between the Company and R. James Kelly (filed as Exhibit 10(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 28, 1999).
*10(xi)
Amendment dated September 2, 2001, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly (filed as Exhibit 10(iii) to the Company's Form 10-K (File No. 1-6807) for the year ended September 1, 2001).
*10(xii)
Amendment dated September 1, 2002, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly (filed as Exhibit 10(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 2002).
*10(xiii)	Employment Agreement dated April 29, 1997, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-Q (File No. 1-6807) for the quarter ended May 31, 1997).
*10(xiv)
Amendment dated August 28, 1997, to the Employment Agreement dated April 29, 1997, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 1997).

*10(xv)
Amendment dated August 29, 1999, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 28, 1999).
*10(xvi)
Amendment dated August 27, 2000, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 26, 2000).
*10(xvii)
Amendment dated September 2, 2001, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended September 1, 2001).
*10(xviii)
Amendment dated September 1, 2002, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 2002).
*10(xix)
Amendment dated January 16, 2003, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company's Form 8-K (File No. 1-6807) dated January 16, 2003).
*10(xx)	Employment Agreement dated August 25, 2000, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(ii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 26, 2000).
*10(xxi)
Amendment dated September 2, 2001, to the Employment Agreement dated August 25, 2000, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(iv) to the Company's Form 10-K (File No. 1-6807) for the year ended September 1, 2001).
*10(xxii)
Amendment dated September 1, 2002, to the Employment Agreement dated August 25, 2000, as amended, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(iii) to the Company's Form 10-K (File No. 1-6807) for the year ended August 31, 2002).
*10(xxiii)
Amendment dated January 16, 2003, to the Employment Agreement dated April 25, 2000, as amended, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(ii) to the Company's Form 8-K (File No. 1-6807) dated January 16, 2003).
*10(xxiv)	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company's Form 8-K (File No. 1-6807) dated October 2, 2002).

        Exhibits filed herewith:

*10(i)	Amendment dated August 31, 2003, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine.
*10(ii)	Amendment dated August 31, 2003, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly.
*10(iii)	Amendment dated August 31, 2003, to the Employment Agreement dated August 25, 2000, as amended, between the Company and R. David Alexander, Jr.

*10(iv)	Family Dollar 2000 Outside Directors Plan, as amended as of November 5, 2003.
13	Annual Report to Stockholders for the fiscal year ended August 30, 2003 (only those portions specifically incorporated by reference herein shall be deemed filed).
14	Code of Ethics for Chief Executive and Senior Financial Officers.
21	Subsidiaries of the Company.
23	Consent dated November 21, 2003, of PricewaterhouseCoopers LLP, independent auditors.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

*
Exhibit represents a management contract or compensatory plan.

(b)
Reports on Form 8-K:

    On June 25, 2003, the Company filed a Current Report on Form 8-K under Items 9 and 12 which filed as an exhibit a news release with respect to the reporting of sales and earnings for the third quarter ended May 31, 2003, and other matters relating to the Company's operations and financial condition.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES—INDEX

        The consolidated financial statements of Family Dollar Stores, Inc., and subsidiaries together with the report of PricewaterhouseCoopers LLP incorporated in this report appear on the following pages of the Annual Report to Stockholders for the fiscal year ended August 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMILY DOLLAR STORES, INC. (Registrant)
Date November 20, 2003	By	/s/ HOWARD R. LEVINE Howard R. Levine Chairman of the Board (Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HOWARD R. LEVINE Howard R. Levine	Chairman of the Board and Director (Principal Executive Officer)	November 20, 2003
/s/ R. JAMES KELLY R. James Kelly	Vice Chairman—Chief Financial Officer (Principal Financial Officer)	November 20, 2003
/s/ GEORGE R. MAHONEY, JR. George R. Mahoney, Jr.	Executive Vice President and Director	November 20, 2003
/s/ C. MARTIN SOWERS C. Martin Sowers	Senior Vice President—Finance (Principal Accounting Officer)	November 20, 2003
/s/ MARK R. BERNSTEIN Mark R. Bernstein	Director	November 20, 2003
/s/ SHARON ALLRED DECKER Sharon Allred Decker	Director	November 20, 2003
/s/ EDWARD C. DOLBY Edward C. Dolby	Director	November 20, 2003
/s/ GLENN A. EISENBERG Glenn A. Eisenberg	Director	November 20, 2003
/s/ JAMES G. MARTIN James G. Martin	Director	November 20, 2003

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES—INDEX
SIGNATURES