Form 10-Q
period 2003-11-29
FAMILY DOLLAR STORES INC
filed 2004-01-08
CIK 34408

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number     1-6807

FAMILY DOLLAR STORES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-0942963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

P.O. Box 1017, 10401 Old Monroe Road

Charlotte, North Carolina	28201-1017
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2003
Common Stock, $.10 par value	172,132,688 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	November 29,	August 30,
(In thousands, except share amounts)	2003	2003
Assets

Current assets:
Cash and cash equivalents (Note 2)	$247,809	$206,731
Merchandise inventories	846,958	854,370
Deferred income taxes	65,628	61,769
Prepayments and other current assets	43,038	33,622
Total current assets	1,203,433	1,156,492

Property and equipment, net	813,399	812,123

Other assets	19,108	17,080

	$2,035,940	$1,985,695

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$551,479	$594,660
Income taxes payable	31,048	671
Total current liabilities	582,527	595,331

Deferred income taxes	84,226	79,395

Shareholders’ equity (Notes 5 and 6):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 187,147,543 shares at November 29, 2003, and 186,909,993 shares at August 30, 2003	18,715	18,691
Capital in excess of par	94,133	87,457
Retained earnings	1,367,118	1,315,600
	1,479,966	1,421,748
Less common stock held in treasury, at cost (14,701,190 shares at November 29, 2003 and 14,701,283 at August 30, 2003)(Note 6)	110,779	110,779
Total shareholders’ equity	1,369,187	1,310,969

	$2,035,940	$1,985,695

See notes to consolidated condensed financial statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	November 29,	November 30,
(In thousands, except per share amounts)	2003	2002

Net sales	$1,244,683	$1,108,637

Cost and expenses:
Cost of sales	813,358	727,805
Selling, general and administrative expenses	329,826	290,315
	1,143,184	1,018,120
Income before provision for taxes on income	101,499	90,517
Provision for taxes on income	37,047	33,039

Net income	$64,452	$57,478

Net income per common share – Basic (Note 6)	$0.37	$0.33

Average shares – Basic (Note 6)	172,353	173,077

Net income per common share – Diluted (Note 6)	$0.37	$0.33

Average shares – Diluted (Note 6)	173,641	173,942

Dividends per common share	$0.075	$0.065

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	November 29,	November 30,
(In thousands)	2003	2002
Cash flows from operating activities:
Net income	$64,452	$57,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,009	21,424
Deferred income taxes	972	(2,115)
Loss on disposition of property and equipment	1,809	1,147
Changes in operating assets and liabilities:
Merchandise inventories	7,412	(43,893)
Income tax refund receivable	—	6,469
Prepayments and other current assets	(9,416)	(8,202)
Other assets	(2,028)	119
Accounts payable and accrued liabilities	(43,198)	(38,113)
Income taxes payable	30,377	26,844
	74,389	21,158
Cash flows from investing activities:
Capital expenditures	(27,215)	(28,152)
Proceeds from dispositions of property and equipment	121	125
	(27,094)	(28,027)
Cash flows from financing activities:
Net purchases of stock for treasury	—	(44,709)
Exercise of employee stock options	6,700	2,949
Payment of dividends	(12,917)	(11,267)
	(6,217)	(53,027)

Net change in cash and cash equivalents	41,078	(59,896)

Cash and cash equivalents at beginning of period	206,731	220,265

Cash and cash equivalents at end of period	$247,809	$160,369

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	3,798	1,015

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                                       In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 29, 2003, and the results of operations and the cash flows for the quarters ended November 29, 2003, and November 30, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended August 30, 2003.

The results of operations for the quarter ended November 29, 2003, are not necessarily indicative of the results to be expected for the full year.

The Company manages its business on the basis of one reportable segment.

2.                                       The Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents.”  The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds, U.S. government agency securities and tax exempt notes and bonds.  The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

3.                                       The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

4.                                       The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 27, 2004, and the remaining $100 million expires on May 31, 2005.  The Company expects that the facilities expiring on May 27, 2004, will be extended.  Borrowings under these facilities are at a variable interest rate based on short-term market interest rates.  The Company may convert up to $100 million of the facilities expiring on May 31, 2005, into a five-year term loan, at the banks’ variable prime rate.

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

	Quarter Ended
	November 29, 2003	November 30, 2002
Net income-as reported	$64,452	$57,478

Pro forma stock-based compensation cost	(1,987)	(1,375)
Net income–pro forma	$62,465	$56,103

Net income per share as reported:
Basic	$.37	$.33
Diluted	$.37	$.33

Net income per share–pro forma:
Basic	$.36	$.32
Diluted	$.36	$.32

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

The following is a summary of transactions under the plan during the quarters ended November 29, 2003 and November 30, 2002 (In thousands, except per share amounts).

	Quarter Ended
	November 29, 2003		November 30, 2002
	Number of		Number of
	shares	Option price	shares	Option price
	under option	per share	under option	per share
Outstanding-beginning	5,001	$14.75-$39.00	4,411	$11.38-$35.50
Granted	1,780	$38.50-$44.00	1,551	$24.75-$30.00
Exercised	(238)	$15.00-$30.50	(150)	$11.38-$20.75
Cancelled	(66)		(32)
Outstanding-ending	6,477	$14.75-$44.00	5,780	$12.75-$35.50

Exercisable options	1,691	$14.75-$30.25	1,707	$12.75-$24.75

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

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased in the open market 2.2 million shares at a cost of $65.9 million.  No shares were purchased during the quarter ended November 29, 2003.  Shares purchased under the share repurchase authorization, in general, are constructively retired, except for shares reissued under the Family Dollar 2000 Outside Directors Plan.  There is no expiration date governing the period over which the Company can make share repurchases.  The share repurchase authorization had a remaining authorized balance of 2.8 million shares for future Common Stock repurchases as of November 29, 2003.  From the start of the second quarter on November 30, 2003, through January 6, 2004, the Company purchased in the open market 491,000 shares at a cost of $17.0 million.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	Quarter Ended
	November 29,	November 30,
	2003	2002
Basic Net Income Per Share:

Net Income	$64,452	$57,478

Weighted Average Number of Shares Outstanding	172,353	173,077

Net Income Per Common Share – Basic	$0.37	$0.33

Diluted Net Income Per Share:

Net Income	$64,452	$57,478

Weighted Average Number of Shares Outstanding	172,353	173,077

Effect of Dilutive Securities – Stock Options	1,288	865
Average Shares – Diluted	173,641	173,942

Net Income Per Common Share – Diluted	$0.37	$0.33

7.                                       On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  The Complaint has been amended to add as plaintiffs five more individuals who had held the position of Store Manager for subsidiaries of the Company.  Thereafter, pursuant to the Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999.  Based on currently available information, approximately 2,552 of those have filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,297 former Store Managers and approximately 255 current employees.  The case is proceeding as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper.  The lawsuit is near the conclusion of the discovery phase and the Company is vigorously defending this action.  The trial is currently expected to commence in the first half of 2004.  In general, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated and that the Company has meritorious defenses that should enable it to ultimately prevail.  However, the outcome of any litigation is inherently uncertain.  The Company bears the burden of proof at trial of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that the Company will be successful in defending this action; moreover, as a collective action, the determination of liability with respect to each individual plaintiff depends in large part on the facts and circumstances which relate solely to that plaintiff.  The nature of this action and its present procedural posture mean that future rulings by the Court on both substantive and procedural motions and issues may significantly impact the course of proceedings, the issues in dispute, the number of plaintiffs who are allowed to proceed to trial, and the presentation of evidence supporting the Company’s position.  Thus, those rulings may greatly affect the Company’s effort to establish the exempt status of the plaintiff Store Managers.  If there is an adverse verdict on the merits, particularly regarding the issue generally applicable to the collective claims, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position or results of operation.

The Company is involved in numerous other legal proceedings and claims, including employment, tort, consumer and other litigation.  While the ultimate outcome cannot be determined, the Company currently believes that the proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position or results of operations.  However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the periods ended November 29, 2003 and November 30, 2002.  This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended August 30, 2003.

Liquidity and Capital Resources

The Company’s working capital increased $59.7 million from $561.2 million at August 30, 2003, to $620.9 million at November 29, 2003.  Changes in working capital and cash and cash equivalents during the first quarter of fiscal 2004 and fiscal 2003 were primarily the result of earnings, changes in merchandise inventories, capital expenditures and, in fiscal 2003, repurchases of the Company’s Common Stock.  The Company continued to plan its sales of seasonal goods conservatively and at the end of the first quarter of fiscal 2004, per store inventories were slightly below the per store inventory level at the end of the first quarter of fiscal 2003.  Continued improvement in planning and allocation processes have enabled the Company to increase inventory turnover by reducing quantities of apparel and other seasonal merchandise while maintaining adequate inventory levels to support sales.  Cash and cash equivalents at the end of the first quarter of fiscal 2004 were also favorably impacted by increased accounts payable leverage (accounts payable as a percentage of merchandise inventory) resulting from the improved inventory turnover as compared to the end of the first quarter of fiscal 2003.

Capital expenditures for the quarter ended November 29, 2003, were approximately $27.2 million, and are currently expected to be approximately $275 million for fiscal 2004.  The majority of planned capital expenditures for fiscal 2004 is related to the Company’s new store expansion including construction of an increased number of stores; existing store expansion, relocation and renovation; the start of construction of a eighth full-service distribution center and expenditures related to store-focused technology infrastructure.  The new store expansion and eighth distribution center require additional investment in merchandise inventories.  In fiscal 2004, the Company currently expects to open approximately 565 stores and close approximately 60 stores for a net addition of approximately 505 stores, compared with the opening of 475 stores and closing of 64 stores for a net addition of 411 stores in fiscal 2003.  The Company also currently plans to expand or relocate approximately 125 stores and renovate approximately 130 stores in fiscal 2004, compared with the expansion or relocation of 103 stores and renovation of 42 stores in fiscal 2003.  In the first quarter of fiscal 2004, the Company opened 101 stores, closed 26 stores, expanded or relocated 22 stores and renovated 13 stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

The Company had unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 27, 2004, and the remaining $100 million expires on May 31, 2005.  The Company had no borrowings against these facilities during the quarter ended November 29,2003.  Cash flow from current operations is expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company’s Common Stock.  In addition, the Company has available revolving credit facilities as discussed above.

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common Stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased in the open market 2.2 million shares at a cost of $65.9 million.  No shares were purchased during the quarter ended November 29, 2003.  Shares purchased under the share repurchase authorization, in general, are constructively retired, except for shares reissued under the Family Dollar 2000 Outside Directors Plan.  There is no expiration date governing the period over which the Company can make share repurchases.  The share repurchase authorization had a remaining authorized balance of 2.8 million shares for future Common Stock repurchases as of November 29, 2003.  From the start of the second quarter on November 30, 2003, through January 6, 2004, the Company purchased in the open market 491,000 shares at a cost of $17.0 million.

The following table shows the Company’s obligations and commitments as of November 29, 2003, to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
		November	November	November	November	November
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter

Merchandise letters of credit	$69,071	$69,071	$	$	$	$	$
Operating leases	830,478	199,654	173,900	141,724	106,641	72,034	136,525
Construction obligations	14,076	14,076
Total Contractual Cash Obligations	$913,625	$282,801	$173,900	$141,724	$106,641	$72,034	$136,525

The following table shows the Company’s other commercial commitments as of November 29, 2003 (in thousands):

Total
Amounts
Other Commercial Commitments	Committed

Standby letters of credit	$55,600
Surety bonds	6,018
Total Commercial Commitments	$61,618

A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these liabilities as described in the “Critical Accounting Policies” section of this discussion.

Results of Operations

Net sales

Net sales increased 12.3% in the quarter ended November 29, 2003, as compared with an increase of 13.5% in the quarter ended November 30,2002.  The increase was attributable to increased sales in existing stores and to sales from new stores opened as part of the Company’s store expansion program.  Sales in existing stores in the first quarter ended November 29, 2003, increased approximately 5.3% in the September reporting period, 1.6% in the October reporting period and 0.7% in the November reporting period.  Sales of apparel were favorably impacted by cooler weather this September compared to last September, and adversely impacted by warmer weather this October and November compared to last October and November.  Sales of consumables in the first quarter ended November 29, 2003, continued to perform well; however, sales of seasonal merchandise were below the Company’s plan, particularly in the November Thanksgiving holiday period, and adversely impacted overall hardlines sales.  As some retailers have become more promotional during this period, the Company has followed its everyday low price policy and has had no special Thanksgiving related advertising or promotional events in its stores.

Sales in existing stores increased 2.6% in the quarter ended November 29, 2003, above the comparable period in the prior fiscal year, with sales of hardlines merchandise increasing approximately 3.0%, and sales of softlines merchandise increasing approximately 1.1%.  In the first quarter of fiscal 2004, the customer count, as measured by the number of register transactions in existing stores increased approximately 2.3%, and the average transaction increased approximately 0.2% to $8.72.  Hardlines as a percentage of total sales increased to approximately 77.4% in the first quarter of fiscal 2004 compared to approximately 77.1% in the first quarter of fiscal 2003.  Softlines as a percentage of sales decreased to 22.6% in the first quarter of fiscal 2004 (with hanging apparel and shoes representing 11.7%, basic apparel 4.1% and domestics 6.8%) compared to 22.9% in the first quarter of fiscal 2003 (with hanging apparel and shoes representing 12.0%, basic apparel 4.4% and domestics 6.5%).  In the five weeks ended January 3, 2004, sales in existing stores increased approximately 0.7%.  When consumers begin to focus again on basic consumable merchandise after the holiday season, the Company believes that with its everyday low pricing policy, sales will rebound to levels that generally were achieved prior to the holiday selling season.  Accordingly, the Company’s current plan is for sales in existing stores in the second quarter ending February 28, 2004, to increase in the 2% to 3% range and in the 3% to 5% range for the second half of the fiscal year ending August 28, 2004.

Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies.  Softlines merchandise includes men’s, women’s, boy’s, girl’s and infant’s clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

The average number of stores open during the first quarter of fiscal 2004 was 9.1% more than during the first quarter of fiscal 2003.  The Company had 5,102 stores in operation at November 29, 2003, as compared with 4,678 stores in operation at November 30, 2002, representing an increase of approximately 9.1%.

Cost of Sales

Cost of sales increased 11.8% in the quarter ended November 29 2003, as compared with the quarter ended November 30, 2002.  This increase primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 65.3% in the quarter ended November 29, 2003, compared with 65.6% in the quarter ended November 30, 2002.  The decrease in the cost of sales percentage was due primarily to improved initial margins on merchandise through better sourcing of goods and the continued favorable impact of supply chain initiatives.  This was offset slightly by increased markdowns.  A change in the treatment of certain vendor allowances in conformity with a recent accounting pronouncement also contributed to the decrease in the first quarter cost of sales this year as a percent to sales.  This change is expected to continue to favorably impact the cost of sales as a percent to sales in the second and third quarters of fiscal 2004.  Even excluding the impact of this change, the Company’s plan is for the cost of sales percentages to be slightly lower for fiscal year 2004 compared to fiscal year 2003, primarily due to continuing improvements in initial margins on merchandise and the favorable impact of supply chain initiatives.

Selling, general and administrative

Selling, general and administrative expenses increased 13.6% in the quarter ended November 29, 2003, as compared with the quarter ended November 30, 2002.  The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation.  Selling, general and administrative expenses, as a percentage of net sales, were 26.5% in the quarter ended November 29, 2003, as compared with 26.2% in the quarter ended November 30, 2002.  Sales that were below the Company’s plan and continued increases in workers’ compensation costs contributed to the deleveraging of expenses.  The change in the treatment of certain vendor allowances mentioned previously also contributed to this increase.  For fiscal 2004, the Company’s plan is for selling, general and administrative expenses as a percentage of sales to increase slightly as compared to the percentage for fiscal 2003, primarily as a result of the accounting change which impacts the first three quarters of fiscal 2004.

Provision for taxes on income

The effective tax rate was 36.5% for the quarters ended November 29, 2003, and November 30, 2002.  For fiscal 2004, the Company’s plan is for the effective tax rate to remain at approximately the same level as the rate in fiscal 2003.

Critical Accounting Policies

Management believes the following accounting principles are critical because they involve significant judgments, assumptions, and estimates used in the preparation of the Company’s consolidated financial statements.

Merchandise Inventories:

Inventories are valued using the retail method, based on retail prices less markon percentages, which approximates the lower of first-in, first-out (FIFO) cost or market.  The Company records adjustment to inventory through cost of goods sold when permanent retail price reductions, or markdowns, are taken against on-hand inventory.  In addition, management makes estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation.  If actual demand or market conditions are different than those projected by management, additional markdowns may be necessary.  This risk is generally higher for seasonal merchandise than for non-seasonal goods.  The Company also provides for estimated inventory losses for damaged, lost or stolen inventory for the period from the physical inventory to the financial statement date.  These estimates are based on historical experience and other factors.

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

Forward-Looking Statements

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s plans and activities or events which the Company expects will or may occur in the future such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses, the outcome of legal proceedings and other aspects of the Company’s business and operations.  A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company.  Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, the impact of acts of war or terrorism, changes in consumer demand and product mix, unusual weather that my temporarily impact sales, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, trade restrictions, tariffs, quotas, and freight rates, availability or real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company’s costs, legal proceedings and claims, changes in health care and other insurance costs, and the effects of legislation on wage levels and entitlement programs.  Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

Item 4.           Controls and Procedures

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Consistent with the suggestion of the Securities and Exchange Commission, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.  There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

The information contained in Note 7 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of this Form 10-Q is incorporated herein by this reference.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits filed herewith:

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1                           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2                           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

(b)                                 Reports on Form 8-K

1.                                       Form 8-K dated October 1, 2003, with news release dated October 1, 2003, reporting sales and earnings for the fourth quarter and fiscal year ended August 30, 2003, and other matters relating to the Company’s operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: January 8, 2004	/s/ R. James Kelly
R. James Kelly
Vice Chairman

Date: January 8, 2004	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President-Finance