Form 10-Q
period 2004-02-28
FAMILY DOLLAR STORES INC
filed 2004-04-08
CIK 34408

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  1-6807

FAMILY DOLLAR STORES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-0942963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 1017, 10401 Monroe Road Charlotte, North Carolina	28201-1017
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2004
Common Stock, $.10 par value	171,517,578 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	February 28, 2004	August 30, 2003
Assets
Current assets:
Cash and cash equivalents (Note 2)	$354,787	$206,731
Merchandise inventories	823,160	854,370
Deferred income taxes	68,173	61,769
Prepayments and other current assets	34,868	33,622
Total current assets	1,280,988	1,156,492

Property and equipment, net	829,002	812,123

Other assets	19,019	17,080

	$2,129,009	$1,985,695

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$615,480	$594,660
Income taxes payable	16,406	671
Total current liabilities	631,886	595,331

Deferred income taxes	87,365	79,395

Shareholders’ equity (Notes 5 and 6):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 187,425,888 shares at February 28, 2004, and 186,909,993 shares at August 30, 2003	18,743	18,691
Capital in excess of par	101,261	87,457
Retained earnings	1,433,959	1,315,600
	1,553,963	1,421,748
Less common stock held in treasury, at cost (15,654,220 shares at February 28, 2004 and 14,701,283 at August 30, 2003)(Note 6)	144,205	110,779
Total shareholders’ equity	1,409,758	1,310,969

	$2,129,009	$1,985,695

See notes to consolidated condensed financial statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	February 28, 2004	March 1, 2003

Net sales	$1,402,798	$1,256,183

Cost and expenses:
Cost of sales	928,984	838,662
Selling, general and administrative expenses	345,560	303,010
	1,274,544	1,141,672
Income before provision for taxes on income	128,254	114,511
Provision for taxes on income	46,813	41,796

Net income	$81,441	$72,715

Net income per common share – Basic (Note 6)	$0.47	$0.42

Average shares – Basic (Note 6)	172,061	172,151

Net income per common share – Diluted (Note 6)	$0.47	$0.42

Average shares – Diluted (Note 6)	173,003	173,037

Dividends per common share	$0.085	$0.075

See notes to consolidated condensed financial statements.

	First Half Ended
(In thousands, except per share amounts)	February 28, 2004	March 1, 2003

Net sales	$2,647,481	$2,364,820

Cost and expenses:
Cost of sales	1,742,342	1,566,467
Selling, general and administrative expenses	675,386	593,325
	2,417,728	2,159,792
Income before provision for taxes on income	229,753	205,028
Provision for taxes on income	83,860	74,835

Net income	$145,893	$130,193

Net income per common share – Basic (Note 6)	$0.85	$0.75

Average shares – Basic (Note 6)	172,207	172,614

Net income per common share – Diluted (Note 6)	$0.84	$0.75

Average shares – Diluted (Note 6)	173,319	173,489

Dividends per common share	$0.16	$0.14

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended
(In thousands)	February 28, 2004	March 1, 2003
Cash flows from operating activities:
Net income	$145,893	$130,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,444	43,132
Deferred income taxes	1,566	(4,682)
Loss on disposition of property and equipment	2,490	1,773
Changes in operating assets and liabilities:
Merchandise inventories	31,210	38,615
Income tax refund receivable	—	6,469
Prepayments and other current assets	(1,246)	(3,284)
Other assets	(1,939)	(1,061)
Accounts payable and accrued liabilities	19,136	(40,464)
Income taxes payable	15,735	20,145
	261,289	190,836
Cash flows from investing activities:
Capital expenditures	(68,354)	(81,423)
Proceeds from dispositions of property and equipment	541	206
	(67,813)	(81,217)
Cash flows from financing activities:
Net purchases of stock for treasury	(33,426)	(52,644)
Exercise of employee stock options	13,856	12,050
Payment of dividends	(25,850)	(22,446)
	(45,420)	(63,040)

Net change in cash and cash equivalents	148,056	46,579

Cash and cash equivalents at beginning of period	206,731	220,265

Cash and cash equivalents at end of period	$354,787	$266,844

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	62,969	49,785

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2004, and the results of operations for the quarter and first half ended February 28, 2004 and March 1, 2003, and the cash flows for the first half ended February 28, 2004, and March 1, 2003.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended August 30, 2003.

The results of operations for the first half ended February 28, 2004 are not necessarily indicative of the results to be expected for the full year.

The Company manages its business on the basis of one reportable segment.

2.             The Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds, U.S. government agency securities and tax-exempt notes and bonds.  The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

3.             The preparation of the Company’s consolidated condensed financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

	Quarter Ended		First Half Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net income-as reported	$81,441	$72,715	$145,893	$130,193

Pro forma stock-based compensation cost	(2,190)	(1,533)	$(4,111)	$(2,911)
Net income–pro forma	$79,251	$71,182	141,782	127,282
Net income per share as reported:
Basic	$.47	$.42	$.85	$.75
Diluted	$.47	$.42	$.84	$.75

Net income per share–pro forma:
Basic	$.46	$.41	$.82	$.74
Diluted	$.46	$.41	$.82	$.73

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

The following is a summary of transactions under the plan during the first half ended February 28, 2004 and March 1, 2003 (in thousands, except per share amounts).

	First Half Ended
	February 28, 2004		March 1, 2003
	Number of shares under option	Option price per share	Number of shares under option	Option price per share
Outstanding-beginning	5,001	$ 14.75-$ 39.00	4,411	$ 11.38-$ 35.50
Granted	1,850	$ 32.75-$ 44.00	1,620	$ 24.75-$ 31.75
Exercised	(516)	$ 15.00-$ 30.50	(564)	$ 11.38-$ 23.75
Cancelled	(142)		(51)
Outstanding-ending	6,193	$ 14.75-$ 44.00	5,416	$ 12.75-$ 35.50
Exercisable options	1,437	$ 14.75-$ 32.50	1,364	$ 12.75-$ 25.50

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

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased in the open market 2.2 million shares at a cost of $65.9 million.  No shares were purchased in the first quarter ended November 29, 2003, and 956,000 shares were purchased at a cost of $33.5 million in the second quarter ended February 28,2004.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	Quarter Ended
	February 28, 2004	March 1, 2003
Basic Net Income Per Share:

Net Income	$81,441	$72,715

Weighted Average Number of Shares Outstanding	172,061	172,151

Net Income Per Common Share – Basic	$.47	$.42

Diluted Net Income Per Share:

Net Income	$81,441	$72,715

Weighted Average Number of Shares Outstanding	$172,061	172,151

Effect of Dilutive Securities – Stock Options	942	886
Average Shares – Diluted	173,003	173,037

Net Income Per Common Share – Diluted	$.47	$.42

	First Half Ended
	February 28, 2004	March 1, 2003
Basic Net Income Per Share:

Net Income	$145,893	$130,193

Weighted Average Number of Shares Outstanding	172,207	172,614

Net Income Per Common Share – Basic	$.85	$.75

Diluted Net Income Per Share:

Net Income	$145,893	$130,193

Weighted Average Number of Shares Outstanding	172,207	172,614

Effect of Dilutive Securities – Stock Options	1,112	875
Average Shares – Diluted	173,319	173,489

Net Income Per Common Share – Diluted	$.84	$.75

7.             On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  The Complaint has been amended to add as plaintiffs five more individuals who had held the position of Store Manager for subsidiaries of the Company.  Thereafter, pursuant to the Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999.  Based on currently available information, approximately 2,550 of those have filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 current employees.  The case is proceeding as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper.  The lawsuit is near the conclusion of the discovery phase and the Company is vigorously defending this action.  The trial is currently expected to commence in the second half of 2004.  In general, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated, that this action should not proceed as a collective action and that the Company has meritorious defenses that should enable it to ultimately prevail.  However, the outcome of any litigation is inherently uncertain.  The Company bears the burden of proof at trial of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that the Company will be successful in defending this action.  The nature of this action and its present procedural posture mean that future rulings by the Court on both substantive and procedural motions and issues may significantly impact the course and outcome of these proceedings.  Thus, those rulings may greatly affect the Company’s effort to establish the exempt status of the plaintiff Store Managers.  Resolution of this matter could have a material adverse effect on the Company’s financial position or results of operation.

The Company is involved in numerous other legal proceedings and claims, incidental to our business. While the ultimate outcome cannot be determined, the Company currently believes that the proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position or results of operations.  However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for periods ended February 28, 2004 and March 1, 2003.  This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended August 30, 2003.

Liquidity and Capital Resources

At February 28, 2004, the Company had working capital of $649.1 million with cash and cash equivalents of approximately $354.8 million and no outstanding borrowings.  Changes in working capital and cash and cash equivalents during the first half of fiscal 2004 and fiscal 2003 were primarily the result of earnings, capital expenditures and repurchases of the Company’s Common Stock.  The Company’s inventories at the end of the second quarter this year included more basic consumable merchandise in the stores resulting in per store inventories being approximately 4% above the inventory level as at the end of the second quarter last year.  Fall apparel inventories at the end of the second quarter this year were about 20% below such inventories on a per store basis at the end of the second quarter last year.  Continued improvement in planning and allocation processes have enabled the Company to increase inventory turnover by reducing quantities of apparel and other seasonal merchandise while maintaining adequate inventory levels to support sales.  Cash and cash equivalents at the end of the first half of fiscal 2004 were also favorably impacted by increased accounts payable leverage (accounts payable as a percentage of merchandise inventory) resulting from improved inventory turnover compared to the end of the first half of fiscal 2003.

Capital expenditures for the first half ended February 28, 2004, were approximately $68.4 million, and are currently expected to be approximately $250 million for fiscal 2004.  The majority of planned capital expenditures for fiscal 2004 is related to the Company’s new store expansion including construction of an increased number of stores; existing store expansion, relocation and renovation; the start of construction of an eighth full-service distribution center and expenditures related to store-focused technology infrastructure.  The new store expansion and eighth distribution center will require additional investment in merchandise inventories.  In fiscal 2004, the Company’s original plan was to open approximately 565 stores and close approximately 60 stores for a net addition of approximately 505 stores, compared with the opening of 475 stores and closing of 64 stores for a net addition of 411 stores in fiscal 2003.  Approximately 30 fewer stores than planned were opened during the six months ended February 28, 2004.  The Company’s focus on urban markets has contributed to the strong sales performance of new stores, but the lead times for the opening of urban stores continue to be less predictable.  As a consequence, the Company now expects to open approximately 525 to 565 stores.  While urban markets continue to be a focus, the Company plans to allocate some additional resources to small and mid-sized towns, where new stores can often be opened more quickly and predictably.  Operating results in small and mid-sized towns have been improving as the Company has raised store standards and improved merchandise quality.  The Company also currently plans to expand or relocate approximately 125 stores and renovate approximately 115 stores in fiscal 2004, compared with the expansion or relocation of 103 stores and renovation of 42 stores in fiscal 2003.  In the first half of fiscal 2004, the Company opened 196 stores, closed 48 stores, expanded or relocated 51 stores and renovated 31 stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 27, 2004, and the remaining $100 million expires on May 31, 2005.  The Company expects that the facilities expiring on May 27, 2004, will be extended.  The Company had no borrowings against these facilities during the first half ended February 28, 2004.  Cash flow from current operations is expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company’s Common Stock.  In addition, the Company has available revolving credit facilities as discussed above.

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common Stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased in the open market, 2.2 million shares at a cost of $65.9 million.  No shares were purchased in the first quarter ended November 29, 2003 and 956,000 shares were purchased at a cost of $33.5 million in the second quarter ended February 28, 2004.

The following table shows the Company’s obligations and commitments as of February 28, 2004, to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	February 2005	February 2006	February 2007	February 2008	February 2009	Thereafter
Merchandise letters of credit	$43,185	$43,185	$	$	$	$	$
Operating leases	832,364	202,090	173,661	141,347	105,463	71,839	137,964
Construction obligations	64,301	64,301
Total Contractual Cash Obligations	$939,850	$309,576	$173,661	$141,347	$105,463	$71,839	$137,964

The following table shows the Company’s other commercial commitments as of February 28, 2004 (in thousands):

Other Commercial Commitments	Total Amounts Committed

Standby letters of credit	$60,600
Surety bonds	6,149
Total Commercial Commitments	$66,749

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

Results of Operations

Net sales

Net sales increased 11.7% in the quarter ended February 28, 2004, as compared with the quarter ended March 1, 2003, and increased 12.0% in the first half ended February 28, 2004 as compared with the first half ended March 1, 2003.  The sales increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company’s store expansion program.  In the quarter ended February 28, 2004, sales of consumables continued to perform well; however, sales of seasonal merchandise and apparel were below the Company’s plan.  Sales in existing stores only increased 0.7% in the December reporting period.  When consumers began to focus again on basic consumable merchandise in January and February, as opposed to the focus on seasonal goods in December, sales in existing stores increased 3.0% in the January reporting period and 4.3% in the February reporting period.

Sales in existing stores increased 2.2% in the quarter ended February 28, 2004, above the comparable period in fiscal 2003, with sales of hardlines merchandise increasing approximately 3.2%, and sales of softlines merchandise decreasing approximately 1.2%.  In the second quarter of fiscal 2004, the customer count, as measured by the number of register transactions in existing stores increased 1.0% and the average transaction increased approximately 1.0% to $9.52.  Sales in existing stores increased 2.4% in the first half ended February 28, 2004, above the comparable period in fiscal 2003, with sales of hardlines merchandise increasing approximately 3.1% and sales of softlines merchandise decreasing approximately 0.1%.  In the first half of fiscal 2004, the customer count increased approximately 1.6% and the average transaction increased approximately 0.7% to $9.13.  Hardlines as a percentage of total sales increased to approximately 77.8% in the second quarter of fiscal 2004 compared to approximately 77.1% in the second quarter of fiscal 2003, and increased to approximately 77.6% in the first half of fiscal 2004 compared to approximately 77.1% in the first half of fiscal 2003.  Softlines as a percentage of sales decreased to 22.2% in the second quarter of fiscal 2004 (with hanging apparel and shoes representing 11.1%, basic apparel 4.4% and domestics 6.7%) compared to 22.9% in the second quarter of fiscal 2003 (with hanging apparel and shoes representing 11.3%, basic apparel 4.8% and domestics 6.8%).  Softlines as a percentage of sales decreased to 22.4% in the first half of fiscal 2004 (with hanging apparel and shoes representing 11.4%, basic apparel 4.3% and domestics 6.7%) compared to 22.9% in the first half of fiscal 2003 (with hanging apparel and shoes representing 11.6%, basic apparel 4.6% and domestics 6.7%).  The Company’s current plan is for sales in existing stores in the second half of fiscal 2004 to increase in the 3% to 5% range.

Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies.  Softlines merchandise includes men’s, women’s, boy’s, girl’s and infant’s clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

The average number of stores open during the first half of fiscal 2004 was 9.0% more than during the first half of fiscal 2003.  The Company had 5,175 stores in operation at February 28, 2004, as compared with 4,753 stores in operation at March 1, 2003, representing an increase of approximately 8.9%.

Cost of Sales

Cost of sales increased 10.8% in the quarter ended February 28, 2004, as compared with the quarter ended March 1, 2003, and increased 11.2% in the first half ended February 28, 2004, as compared to the first half ended March 1, 2003.  These increases primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 66.2% in the quarter ended February 28, 2004, compared with 66.8% in the quarter ended March 1, 2003, and was 65.8% in the first half ended February 28, 2004 compared with 66.2% in the first half ended March 1, 2003.  The decreases in the cost of sales percentages for the second quarter and first half of fiscal 2004 were due primarily to improved initial margins on merchandise through better sourcing of goods and the continued favorable impact of supply chain initiatives.  This improvement was most significant for non-basic items, which represent a higher percentage of sales in the second quarter than in any other quarter.  This resulted in a greater improvement in the cost of sales percentage in the second quarter than in the first quarter of fiscal 2004.  Markdowns as a percentage of sales were also lower in the second quarter this year compared to the second quarter last year as a result of purchasing seasonal goods on a conservative basis and better allocation of those goods to the stores.  In the first quarter of fiscal 2004 the improved initial margin on merchandise was offset slightly by increased markdowns.  A change in the treatment of certain vendor allowances in conformity with a recent accounting pronouncement also contributed to the decrease in the first and second quarters cost of sales this year as a percent to sales.  This change in accounting will continue to favorably impact the cost of sales as percent to sales in the third quarter of fiscal 2004.  The Company’s plan is for the cost of sales percentages to be slightly lower for the second half of fiscal 2004 compared to the second half of fiscal 2003, primarily due to continuing improvements in initial margins on merchandise and the favorable impact of supply chain initiatives.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 14.0% in the quarter ended February 28, 2004, as compared with the quarter ended March 1 2003, and increased 13.8% in the first half ended February 28,2004, as compared with the first half ended March 1, 2003.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  Selling, general and administrative expenses, as a percentage of net sales, were 24.6% in the quarter ended February 28, 2004, as compared with 24.1% in the quarter ended March 1, 2003, and were 25.5% in the first half ended February 28, 2004, as compared with 25.1% in the first half ended March 1, 2003.  The increase in the percentages for the quarter and first half ended February 28, 2004 were due primarily to below plan sales and continued increases in insurance costs, primarily workers’ compensation and health care costs.  The change in the treatment of certain vendor allowances mentioned previously also contributed to this increase. This change in accounting will continue to negatively impact the selling, general and administrative expenses as a percent to sales in the third quarter of fiscal 2004.  The Company’s plan is for selling, general and administrative expenses for the second half of fiscal 2004 as a percentage of sales to be at approximately the same level as compared to the percentage for the second half of fiscal 2003.

Provision for taxes on income

The effective tax rate was 36.5% for the quarters and first halves ended February 28, 2004 and March 1, 2003.  For fiscal year 2004, the Company’s plan is for the effective tax rate to remain at approximately the same level as the rate in fiscal 2003.

Critical Accounting Policies

Management believes the following accounting principles are critical because they involve significant judgments, assumptions, and estimates used in the preparation of the Company’s consolidated financial statements.

Merchandise Inventories:

Inventories are valued using the retail method, based on retail prices less markon percentages, which approximates the lower of first-in, first-out (FIFO) cost or market.  The Company records adjustments to inventory through cost of goods sold when retail price reductions, or markdowns, are taken against on-hand inventory.  In addition, management makes estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation.  If actual demand or market conditions are different than those projected by management, additional markdowns may be necessary.  This risk is generally higher for seasonal merchandise than for non-seasonal goods.  The Company also provides for estimated inventory losses for damaged, lost or stolen inventory for the period from the physical inventory to the financial statement date.  These estimates are based on historical experience and other factors.

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

Insurance Liabilities:

The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs.  These costs are significant primarily due to the large number of the Company’s retail locations and employees.  The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.  Management reviews current and historical claims data in developing its estimates.  The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims.  If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the reported financial condition and results of operations.

Forward-Looking Statements

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s plans and activities or events, which the Company expects, will or may occur in the future such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses, the outcome of legal proceedings and other aspects of the Company’s business and operations.  A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company.  Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, the impact of acts of war or terrorism, changes in consumer demand and product mix, unusual weather that may temporarily impact sales, inflation, merchandise supply constraints, general transportation delays or interruptions, dependence on imports, changes in currency exchange rates, trade restrictions, tariffs, quotas, and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company’s costs, legal proceedings and claims, changes in health care and other insurance costs and the effects of legislation and regulations on wage levels and entitlement programs.  Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

Item 4.            Controls and Procedures

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Consistent with the suggestion of the Securities and Exchange Commission, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.  There was no change in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

The information contained in Note 7 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 2.            Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Shares of Common Stock repurchased by the Company during the quarter ended February 28, 2004 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 11/30/03-1/3/04	411,000	$34.80	2,613,200	2,386,800

January 1/4/04-1/31/04	361,300	$34.42	2,974,500	2,025,500

February 2/1/04-2/28/04	183,700	$36.56	3,158,200	1,841,800

Total	956,000	$34.99	3,158,200	1,841,800

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common Stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased 2.2 million shares.  All shares have been purchased in open market transactions.  No shares were purchased during the quarter ended November 29, 2003. Shares purchased under the share repurchase authorization are held in treasury and currently a portion of such shares are reissued under the Family Dollar 2000 Outside Directors Plan.  There is no expiration date governing the period during which the Company can make share repurchases.  There are no other repurchase programs under which the Company is authorized to repurchase outstanding shares.

Item 4.            Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held January 15, 2004, stockholders voted to:

(a)           Elect to the Board of Directors of the Company the seven nominees named in the Proxy Statement for the Annual Meeting as follows:

Nominee	Shares Voting For	Shares Withholding Authority to Vote
Howard R. Levine	145,546,699	4,652,781
George R. Mahoney, Jr.	149,032,790	1,166,690
Mark R. Bernstein	147,161,238	3,038,242
Sharon Allred Decker	148,078,899	2,120,581
Edward C. Dolby	148,964,890	1,234,590
Glenn A. Eisenberg	148,064,024	2,135,456
James G. Martin	148,014,200	2,185,280

(b)           Approve the Family Dollar 2000 Outside Directors Plan as amended and, restated, with 132,015,914 shares voted for, 2,985,591 against and 940,927 shares abstaining.

(c)           Ratify the action of the Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 28, 2004, with 144,852,214 shares voted for, 4,603,183 shares against and 744,083 shares abstaining.

There were no broker non-votes on the matters presented and no abstentions with respect to the election to the Board of Directors.

Item 6.            Exhibits and Reports on Form 8-K

(a)           Exhibits filed herewith:

31.1         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

(b)           Reports on Form 8-K:

1.     Form 8-K dated December 18, 2003 with news release dated December 18, 2003, reporting sales and earnings for the first quarter ended November 29, 2003, and other matters relating to the Company’s operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: April 8, 2004	/s/ R. James Kelly
R. JAMES KELLY
Vice Chairman

Date: April 8, 2004	/s/ C. Martin Sowers
C. MARTIN SOWERS
Senior Vice President-Finance