Form 10-Q
period 2004-05-29
FAMILY DOLLAR STORES INC
filed 2004-07-02
CIK 34408

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2004

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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act). Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2004
Common Stock, $.10 par value	168,280,778 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	May 29, 2004	August 30, 2003

Assets
Current assets:
Cash and cash equivalents (Note 2)	$196,451	$206,731
Merchandise inventories	912,510	854,370
Deferred income taxes	70,016	61,769
Prepayments and other current assets	34,252	33,622
Total current assets	1,213,229	1,156,492

Property and equipment, net	866,176	812,123

Other assets	16,096	17,080

	$2,095,501	$1,985,695

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$627,423	$594,660
Income taxes payable	3,869	671
Total current liabilities	631,292	595,331

Deferred income taxes	89,964	79,395

Shareholders’ equity (Notes 5 and 6):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 187,458,533 shares at May 29, 2004, and 186,909,993 shares at August 30, 2003 and outstanding 168,728,513 shares at May 29, 2004, and 172,208,710 shares at August 30, 2003	18,746	18,691
Capital in excess of par	102,090	87,457
Retained earnings	1,493,442	1,315,600
	1,614,278	1,421,748
Less common stock held in treasury, at cost (18,730,020 shares at May 29, 2004 and 14,701,283 at August 30, 2003) (Note 6)	240,033	110,779
Total shareholders’ equity	1,374,245	1,310,969

	$2,095,501	$1,985,695

See notes to consolidated condensed financial statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	May 29, 2004	May 31, 2003

Net sales	$1,310,159	$1,176,877

Cost and expenses:
Cost of sales	852,783	768,495
Selling, general and administrative expenses	341,140	298,767
	1,193,923	1,067,262
Income before provision for taxes on income	116,236	109,615
Provision for taxes on income	42,426	40,010

Net income	$73,810	$69,605

Net income per common share - Basic (Note 6)	$0.43	$0.40

Average shares - Basic (Note 6)	170,862	172,075

Net income per common share - Diluted (Note 6)	$0.43	$0.40

Average shares - Diluted (Note 6)	171,571	173,049

Dividends per common share	$0.085	$0.075

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Quarters Ended
(In thousands, except per share amounts)	May 29, 2004	May 31, 2003

Net sales	$3,957,640	$3,541,697

Cost and expenses:
Cost of sales	2,595,125	2,334,962
Selling, general and administrative expenses	1,016,526	892,092
	3,611,651	3,227,054
Income before provision for taxes on income	345,989	314,643
Provision for taxes on income	126,286	114,845

Net income	$219,703	$199,798

Net income per common share - Basic (Note 6)	$1.28	$1.16

Average shares - Basic (Note 6)	171,759	172,434

Net income per common share - Diluted (Note 6)	$1.27	$1.15

Average shares - Diluted (Note 6)	172,736	173,344

Dividends per common share	$0.245	$0.215

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
(In thousands)	May 29, 2004	May 31, 2003
Cash flows from operating activities:
Net income	$219,703	$199,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,929	65,339
Deferred income taxes	2,322	3,028
Loss on disposition of property and equipment	3,097	2,207
Changes in operating assets and liabilities:
Merchandise inventories	(58,140)	(5,178)
Income tax refund receivable	—	6,469
Prepayments and other current assets	(630)	(18,411)
Other assets	984	(788)
Accounts payable and accrued liabilities	31,353	(8,625)
Income taxes payable	3,198	4,602
	274,816	248,441
Cash flows from investing activities:
Capital expenditures	(130,698)	(139,989)
Proceeds from dispositions of property and equipment	619	1,022
	(130,079)	(138,967)
Cash flows from financing activities:
Net purchases of stock for treasury	(129,254)	(65,835)
Exercise of employee stock options	14,688	17,839
Payment of dividends	(40,451)	(35,344)
	(155,017)	(83,340)

Net change in cash and cash equivalents	(10,280)	26,134

Cash and cash equivalents at beginning of period	206,731	220,265

Cash and cash equivalents at end of period	$196,451	$246,399

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	117,034	96,087

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       In the opinion of Family Dollar Stores, Inc. (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 29, 2004, and the results of operations for the quarter and the three quarters ended May 29, 2004 and May 31, 2003, and the cash flows for the three quarters ended May 29, 2004 and May 31, 2003.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended August 30, 2003.

The results of operations for the three quarters ended May 29, 2004, are not necessarily indicative of the results to be expected for the full year.

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

4.       The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 26, 2005, and the remaining $100 million expires on May 31, 2009.  Borrowings under these facilities are at a variable interest rate based on short-term market interest rates.

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

	Quarter Ended		Three Quarters Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003

Net income-as reported	$73,810	$69,605	$219,703	$199,798

Pro forma stock-based compensation cost	(2,139)	(1,540)	(6,120)	(4,482)

Net income–pro forma	$71,671	$68,065	$213,583	$195,316

Net income per share as reported:
Basic	$.43	$.40	$1.28	$1.16
Diluted	$.43	$.40	$1.27	$1.15

Net income per share–pro forma:
Basic	$.42	$.40	$1.24	$1.13
Diluted	$.42	$.39	$1.24	$1.13

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

The following is a summary of transactions under the plan during the three quarters ended May 29, 2004 and May 31, 2003 (In thousands, except per share amounts).

	Three Quarters Ended
	May 29, 2004		May 3l, 2003
	Number of shares under option	Option price per share	Number of shares under option	Option price per share

Outstanding-beginning	5,001	$14.75-$39.00	4,411	$11.38-$35.50
Granted	1,937	$27.50-$44.00	1,686	$24.75-$34.50
Exercised	(549)	$15.00-$31.25	(818)	$11.38-$27.25
Cancelled	(242)		(88)
Outstanding-ending	6,147	$14.75-$44.00	5,191	$14.25-$35.50

Exercisable options	1,423	$14.75-$35.50	1,141	$14.25-$27.75

6.       Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock.  Such stock options are antidilutive and were not included in the computation of diluted net income per common share.   In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options had been exercised.

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased in the open market, 2.2 million shares at a cost of

$65.9 million.  On April 22, 2004, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the three quarters ended May 29, 2004, the Company purchased 4.0 million shares at a cost of $129.3 million, leaving 3.8 million shares authorized to be purchased.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	Quarter Ended
	May 29, 2004	May 31, 2003
Basic Net Income Per Share:

Net Income	$73,810	$69,605

Weighted Average Number of Shares Outstanding	170,862	172,075

Net Income Per Common Share – Basic	$.43	$.40

Diluted Net Income Per Share:

Net Income	$73,810	$69,605

Weighted Average Number of Shares Outstanding	170,862	172,075

Effect of Dilutive Securities – Stock Options	709	974
Average Shares – Diluted	171,571	173,049

Net Income Per Common Share – Diluted	$.43	$.40

	Three Quarters Ended
	May 29, 2004	May 31, 2003
Basic Net Income Per Share:

Net Income	$219,703	$199,798

Weighted Average Number of Shares Outstanding	171,759	172,434

Net Income Per Common Share – Basic	$1.28	$1.16

Diluted Net Income Per Share:

Net Income	$219,703	$199,798

Weighted Average Number of Shares Outstanding	171,759	172,434

Effect of Dilutive Securities – Stock Options	977	910
Average Shares – Diluted	172,736	173,344

Net Income Per Common Share – Diluted	$1.27	$1.15

7.       On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  Thereafter, pursuant to the Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999.  Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 current employees.  The case has proceeded as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper.

Discovery in the case is now complete and the trial is currently expected to commence in the second half of 2004.  The Court has granted the Company’s motion to dismiss approximately 2,200 plaintiffs for failure to respond to discovery.  The plaintiffs have asked the Court to reconsider such dismissal and have indicated their intent to appeal any adverse decision.  If the dismissal Order is not reversed, the plaintiffs in the case will be reduced to approximately 350.  In addition, the Company has filed a motion requesting that the Court decertify the case from treatment as a collective action and the plaintiffs have moved for summary judgment with respect to 34 of the plaintiffs, which motions are currently under submission for the Court’s consideration.

In general, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated, that this action should not proceed as a collective action and that the Company has meritorious defenses that should enable it to ultimately prevail.  However, the outcome of any litigation is inherently uncertain.  The Company bears the burden of proof at trial of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that the Company will be successful in defending this action.  The nature of this action and its present procedural posture mean that future rulings by the Court on both substantive and procedural motions and issues, including those now under submission, may significantly affect the course and outcome of these proceedings and its impact on the Company.  Resolution of this matter could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

The Company is involved in numerous other legal proceedings and claims incidental to our business, including litigation related to alleged failures to comply with various state and federal employment laws.  While the ultimate outcome cannot be determined, the Company currently believes that the proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the periods ended May 29, 2004 and May 31, 2003.  This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended August 30, 2003.

Liquidity and Capital Resources

At May 29, 2004, the Company had working capital of $581.9 million with cash and cash equivalents of approximately $196.5 million and no outstanding borrowings.  Changes in working capital and cash and cash equivalents during the first three quarters of fiscal 2004 and fiscal 2003 were primarily the result of earnings, capital expenditures and repurchases of the Company’s Common Stock.  At May 29, 2004, the Company’s inventories were approximately 8.5% higher on a per store basis than at the end of the third quarter last year.  In a difficult sales environment, the Company became more aggressive in assuring that the stores were amply stocked with the basic consumable goods customers need day-in and day-out.  The additional inventories in the stores are primarily these consumable goods, as apparel inventories were only approximately 1.5% higher on a per store basis. The Company expects consumables inventories to be at more normal levels at the end of the fourth quarter.

Capital expenditures for the first three quarters of fiscal 2004, were approximately $130.7 million, and are currently expected to be approximately $225 to $250 million for fiscal 2004.  The majority of planned capital expenditures for fiscal 2004 is related to the Company’s new store expansion including construction of an increased number of stores; existing store expansion, relocation and renovation; the on-going construction of an eighth full-service distribution center and expenditures related to store-focused technology infrastructure.  The new store expansion and eighth distribution center will require additional investment in merchandise inventories.  In fiscal 2004, the Company currently plans to open approximately 500 stores and close 64 stores for a net addition of approximately 436 stores, compared with the opening of 475 stores and closing of 64 stores for a net addition of 411 stores in fiscal 2003. Of these new store openings approximately 88 of the properties will be owned by the Company, compared to 85 of the properties in the fiscal 2003 store openings.  The Company’s focus on urban markets has contributed to the strong sales performance of new stores, but the lead times for the opening of urban stores continue to be less predictable.  The Company also currently plans to expand or relocate approximately 75 stores and renovate approximately 115 stores in fiscal 2004, compared with the expansion or relocation of 103 stores and renovation of 42 stores in fiscal 2003.  In the first three quarters of fiscal 2004, the Company opened 297 stores, closed 55 stores, expanded or relocated 63 stores and renovated 84 stores.  In fiscal 2005, the Company’s preliminary plans are to open 500 to 560 stores and close 60 to 70 stores resulting in approximately 8% to 9% net new store growth and 9% to 10% net square footage growth.  To achieve this target, the Company is retaining real estate brokers in certain major metropolitan areas and also is adding personnel to its Real Estate Department.  Urban markets will continue to be the focus.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 26, 2005, and the remaining $100 million expires on May 31, 2009.  The Company had no borrowings against these facilities during the three quarters ended May 29, 2004.  Cash flow from current operations is expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company’s Common Stock.  In addition, the Company has available revolving credit facilities as discussed above.

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common Stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased in the open market, 2.2 million shares at a cost of $65.9 million.  On April 22, 2004, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the three quarters ended May 29, 2004, the Company purchased 4.0 million shares at a cost of $129.3 million, leaving 3.8 million shares authorized to be purchased.

The following table shows the Company’s obligations and commitments as of May 29, 2004 to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	May 2005	May 2006	May 2007	May 2008	May 2009	Thereafter

Merchandise letters of credit	$104,166	$104,166	$	$	$	$	$
Operating leases	859,722	204,868	177,513	145,147	108,328	74,106	149,760
Construction obligations	63,285	63,285
Total Contractual Cash Obligations	$1,027,173	$372,319	$177,513	$145,147	$108,328	$74,106	$149,760

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of May 29, 2004 (in thousands):

Other Commercial Commitments	Total Amounts Committed

Standby letters of credit	$65,600
Surety bonds	6,149
Total Commercial Commitments	$71,749

At May 29, 2004, approximately $7.4 million of the merchandise letters of credit are included in accounts payable and accrued liabilities on the Company’s balance sheet. A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion.

Results of Operations

Net sales

Net sales increased 11.3% in the quarter ended May 29, 2004, as compared with the quarter ended May 31, 2003, and increased 11.7% in the three quarters ended May 29, 2004, as compared with the three quarters ended May 31, 2003.  The sales increases were attributable to increased sales in existing stores and sales from new stores opened as part of the Company’s store expansion program.  Sales of consumable merchandise, such as household chemicals, paper products and food, continued to be satisfactory in the third quarter and first three quarters of fiscal 2004.  However, sales of more discretionary merchandise, including hanging apparel, domestics, giftware and seasonal goods were below the Company’s plan.

Sales in existing stores increased 1.9% in the quarter ended May 29, 2004, above the comparable period in fiscal 2003, with sales of hardlines merchandise increasing approximately 3.4% and sales of softlines merchandise decreasing approximately 3.4%.  In the third quarter of fiscal 2004, the customer count, as measured by the number of register transactions in existing stores, was at the same level in both quarters and the average transaction increased approximately 1.7% to $8.87.  Sales in existing stores increased 2.2% in the three quarters ended May 29, 2004, above the comparable period in fiscal 2003, with sales of hardlines merchandise increasing approximately 3.2% and sales of softlines merchandise decreasing approximately 1.2%.  In the three quarters ended May 29, 2004 the customer count increased approximately 1.1% and the average transaction increased approximately 1.0% to $9.04.  Hardlines as a percentage of total sales increased to approximately 77.3% in the third quarter of fiscal 2004 compared to approximately 76.1% in the third quarter of fiscal 2003, and increased to approximately 77.5% in the first three quarters of fiscal 2004 compared to approximately 76.8% in the first three quarters of fiscal 2003.  Softlines as a percentage of sales decreased to 22.7% in the third quarter of fiscal 2004 (with hanging apparel and shoes representing 12.7%, basic apparel 4.0% and domestics 6.0%) compared to 23.9% in the third quarter of fiscal 2003 (with hanging apparel and shoes representing 13.5%, basic apparel 4.1% and domestics 6.3%).  Softlines as a percentage of sales decreased to 22.5% in the first three quarters of fiscal 2004 (with hanging apparel and shoes representing 11.9%, basic apparel 4.1% and domestics 6.5%) compared to 23.2% in the first three quarters of fiscal 2003 (with hanging apparel and shoes representing 12.3%, basic apparel 4.4% and domestics 6.5%).  The Company’s current plan is for sales in existing stores in the fourth quarter to increase in the 2% to 4% range.

Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies.  Softlines merchandise includes men’s, women’s, boy’s, girl’s and infant’s clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

The average number of stores open during the first three quarters of fiscal 2004 was 9.0% more than during the first three quarters of fiscal 2003.  The Company had 5,269 stores in operation at May 29, 2004, as compared with 4,840 stores in operation at May 31, 2003, representing an increase of approximately 8.9%.

Cost of Sales

Cost of sales increased 11.0% in the quarter ended May 29, 2004, as compared with the quarter ended May 31, 2003, and increased 11.1% in the three quarters ended May 29, 2004, as compared to the three quarters ended May 31, 2003.  These increases primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 65.1% in the quarter ended May 29, 2004, compared with 65.3% in the quarter ended May 31, 2003, and was 65.6% in the three quarters ended May 29, 2004, compared with 65.9% in the three quarters ended May 31, 2003.  The decrease in the cost of sales percentage for the third quarter of fiscal 2004, compared to the third quarter of fiscal 2003, was due in part to a change in the treatment of certain vendor allowances in conformity with a recent accounting pronouncement.  This change will not impact the comparability of future quarters.  In addition, lower markdowns as a result of purchasing seasonal goods on a conservative basis and better allocation of those goods to the stores also contributed to the decrease in the cost of sales percentage in the third quarter of fiscal 2004.  Factors adversely impacting the cost of sales percentage in the third quarter of fiscal 2004 included increased shrinkage primarily due to the Company’s opening in recent years of a higher percentage of stores in urban markets, lower initial margins on merchandise due to the continued strong sales of consumables and below plan sales of softlines, as well as increased freight due to higher fuel costs.

The decrease in the cost of sales percentage for the first three quarters of fiscal 2004 was due in part to improved initial margins on merchandise through better sourcing of goods and the favorable impact of supply chain initiatives.  This improvement was most significant for higher margin non-basic items, which represent a higher percentage of sales in the second quarter resulting in greater improvement in the cost of sales percentage in the second quarter than in either the first or third quarter.  Markdowns as a percentage of sales were also lower in the first three quarters of fiscal 2004, compared to the first three quarters of fiscal 2003.  A slight increase in markdowns in the first quarter of fiscal 2004 was offset by lower markdowns in the second and third quarters.  The change in the treatment of certain vendor allowances in conformity with a recent accounting pronouncement mentioned previously also contributed to the decrease in the first three quarters of fiscal 2004 as a percent to sales.  These decreases in the cost of sales percentage in the first three quarters of fiscal 2004 were offset partially by increased freight costs and by increased shrinkage.  The Company’s plan is for the cost of sales percentage to be at approximately the same level for the fourth quarter of fiscal 2004 compared to the fourth quarter of fiscal 2003, primarily due to the continuing impact of the factors discussed above for the third quarter of fiscal 2004.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 14.2% in the quarter ended May 29, 2004, as compared with the quarter ended May 31, 2003, and increased 13.9% in the three quarters ended May 29, 2004, as compared with the three quarters ended May 31, 2003.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  Selling, general and administrative expenses, as a percentage of net sales, were 26.0% in the quarter ended May 29, 2004, compared with 25.4% in the quarter ended May 31, 2003, and were 25.7% in the three quarters ended May 29, 2004, as compared with 25.2% in the three quarters ended May 31, 2003.  The increase in the percentages for the quarter and first three quarters ended May 29, 2004 were due primarily to below plan sales and continued increases in insurance costs, primarily workers’ compensation, (approximately 0.2% for the third quarter and first three quarters of fiscal 2004), and to increased occupancy costs (approximately 0.1% for the third quarter and first three quarters of fiscal 2004).  The workers’ compensation cost increase is due in large part to the continued growth in the number of associates and to an increase in the average claim amount primarily due to medical cost increases.  While the Company is aggressively working to reduce the frequency and severity of claims through corporate preventative initiatives, these costs are expected to continue to increase faster than sales in the near term.

The occupancy cost increase related in part to the Company’s opening of more build-to-suit and other new store construction.  The change in the treatment of certain vendor allowances mentioned previously also contributed to this increase (approximately 0.2% for the third quarter and first three quarters of fiscal 2004).  This change will not impact the comparability of future quarters.  The Company’s plan is for selling, general and administrative expenses as a percentage of sales for the fourth quarter of fiscal 2004 to be at approximately the same level as for the fourth quarter of fiscal year 2003.

Provision for taxes on income

The effective tax rate was 36.5% for the third quarter and first three quarters ended May 29, 2004 and May 31, 2003.  For fiscal year 2004, the Company’s plan is for the effective tax rate to remain at approximately the same level as the rate in fiscal 2003.

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

Forward-Looking Statements

Certain statements contained herein and elsewhere in this Form 10-Q which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s plans and activities or events which the Company expects will or may occur in the future such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses, the outcome of legal proceedings and other aspects of the Company’s business and operations.  A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company.  Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, the impact of acts of war or terrorism, changes in consumer demand and product mix, unusual weather that may temporarily impact sales, inflation, merchandise supply constraints, general transportation or distribution delays or interruptions, dependence on imports, changes in currency exchange rates, tariffs, quotas, and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs and potential problems associated with the implementation of new systems and technology, including supply chain systems and electronic commerce, changes in energy prices and the impact on consumer spending and the Company’s costs, legal proceedings and claims, changes in health care and other insurance costs and the effects of legislation and regulations on wage levels and entitlement programs.  Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

Item 2.            Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Shares of Common Stock repurchased by the Company during the quarter ended May 29, 2004, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March
2/29/04-4/3/04	265,600	$35.71	265,600	6,576,200

April
4/4/04-5/1/04	1,065,500	$32.63	1,065,500	5,510,700

May
5/2/04-5/29/04	1,744,700	$29.56	1,744,700	3,766,000

Total	3,075,800	$31.16	3,075,800	3,766,000

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common Stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased 2.2 million shares.  On April 22, 2004, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the three quarters ended May 29, 2004, the Company purchased 4.0 million shares.  All shares have been purchased in open market transactions.  Shares purchased under the share repurchase authorization are held in treasury and currently a portion of such shares are reissued under the Family Dollar 2000 Outside Directors Plan.  There is no expiration date governing the period during which the Company can make share repurchases.  There are no other repurchase programs under which the Company is authorized to repurchase outstanding shares.

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith:

10	Amendment dated as of January 16, 2003 to the Company’s 1989 Non-Qualified Stock Option Plan to increase by 6,000,000 the number of shares available for issuance under the Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Chief Financial Officer

(b)	Reports on Form 8-K

1.

Form 8-K dated March 23, 2004, with news release dated March 23, 2004, reporting sales and earnings for the second quarter ended February 28, 2004, and other matters relating to the Company’s operations and financial condition.

2.	Form 8-K dated April 8, 2004, with news release dated April 8, 2004, reporting sales for the five week period ended April 3, 2004.

3.

Form 8-K dated April 22, 2004, with news release dated April 22, 2004, reporting the authorization by the Board of Directors for the Company to purchase up to an additional 5,000,000 shares of the Company’s Common Stock.

4.	Form 8-K dated May 6, 2004, with news release dated May 6, 2004, reporting sales for the four week period ended May 1, 2004, and the revision of earnings guidance.

5.

Form 8-K dated May 27, 2004, with credit agreements dated May 27, 2004, reporting one year extension and amendment of credit agreements between the Company and Bank of America, N.A. and Wachovia Bank, National Association.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: July 2, 2004	/s/ R. James Kelly
R. James Kelly
Vice Chairman-Chief Financial Officer

Date: July 2, 2004	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President-Finance