Form 10-K
period 2004-08-28
FAMILY DOLLAR STORES INC
filed 2004-11-05
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 28, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-6807

FAMILY DOLLAR STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0942963
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10401 Monroe Road, Matthews, North Carolina	28105
(Address of principal executive offices)	(Zip Code)

P. O. Box 1017, Charlotte, North Carolina 28201-1017
(Mailing address)

Registrant’s telephone number, including area code	(704) 847-6961

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered_
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).          Yes  ☒      No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant on February 28, 2004, based on the closing price on February 27, 2004, was approximately $6.1 billion.

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2004, was 167,645,433.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 20, 2005.

PART I

ITEM 1.  BUSINESS

The original predecessor of Family Dollar Stores, Inc., was organized in 1959 to operate a self-service retail store in Charlotte, North Carolina.  In subsequent years, additional stores were opened, and separate corporations generally were organized to operate these stores.  Family Dollar Stores, Inc. (together with its direct and indirect subsidiaries and related entities referred to herein as the “Company”), was incorporated in Delaware in 1969, and all existing corporate entities became wholly-owned subsidiaries.  Additional stores continued to be opened and operated in direct and indirect subsidiaries and related entities.  Indirect subsidiaries and related entities provide distribution, trucking, operations, merchandising, marketing and other services to the Company.

The Company operates a chain of self-service retail discount stores. As of October 1, 2004, there were 5,481 stores in 44 states and the District of Columbia as follows:

Texas	684	Massachusetts	81
Ohio	338	New Mexico	80
Florida	295	Maryland	74
North Carolina	290	Colorado	70
Michigan	279	New Jersey	58
Georgia	278	Minnesota	56
New York	233	Utah	47
Pennsylvania	208	Connecticut	44
Louisiana	201	Iowa	35
Virginia	199	Maine	33
Tennessee	185	Kansas	25
Kentucky	178	Nebraska	25
Illinois	170	Delaware	22
Indiana	167	New Hampshire	19
South Carolina	163	Rhode Island	18
Alabama	144	Nevada	10
Wisconsin	121	Vermont	8
West Virginia	108	South Dakota	8
Mississippi	107	Wyoming	7
Oklahoma	107	North Dakota	5
Arizona	106	District of Columbia	3
Arkansas	99	Idaho	3
Missouri	90

The number of stores operated by the Company at the end of each of its last five fiscal years is as follows:  3,689 stores on August 26, 2000; 4,141 stores on September 1, 2001; 4,616 stores on August 31, 2002; 5,027 stores on August 30, 2003; and 5,466 stores on August 28, 2004.

During the fiscal year ended August 28, 2004 (“fiscal 2004”), 500 stores were opened, 61 stores were closed, 28 stores were relocated within the same shopping center or market area, 51 stores were expanded in size and 116 stores were renovated.  All of the stores are occupied under leases, except 450 stores owned by the Company.  (See “Properties” herein.)  The Company has announced plans to open 500 to 560 stores, close approximately 60 to 70 stores, relocate or expand approximately 45 stores and renovate approximately 110 stores during the fiscal year ending August 27, 2005 (“fiscal 2005”).  Such plans are continually reviewed and subject to change.  From August 29, 2004, through October 1, 2004, the Company opened 18 new stores, closed 3 stores, relocated 2 stores, expanded 7 stores and renovated 11 stores.

As of October 1, 2004, the Company had in the aggregate approximately 46,100,000 square feet of total store space (including receiving rooms and other non-selling areas).  The typical store has approximately 7,500 to 9,500 square feet of total area.  The stores are in both rural and urban areas, and they are typically freestanding or located in shopping centers with adequate parking available.  There also are storefront locations in urban markets.  Historically, about 35% of the stores have been located in urban areas (including adjacent suburbs) with populations above 75,000.  In fiscal 2004, about 65% of new stores opened in urban markets (including adjacent suburbs), with particular emphasis on the large urban markets (populations above 200,000).  In fiscal 2005, the Company plans to continue to open large numbers of new stores in small towns and rural areas, but increased emphasis is planned to continue to be given to potential locations in large urban markets.  All stores are similar in appearance and display red and white “Family Dollar Stores” or “Family Dollar” signs.

The real estate emphasis on large urban markets is part of the Company’s urban strategy initiative. Substantial investments are planned for fiscal 2005 in process changes, technology and people to improve the operating performance of more than 1,000 high-volume stores in thirty large metropolitan markets.  The investments include an automated hiring process and organizational changes to support a more mobile and flexible workforce.

The Company’s stores are operated on a self-service basis, and low overhead permits the sale of merchandise at a relatively moderate markup.  The Company maintains consistent low prices on its products and engages in only limited advertising and/or promotional activity.  The Company traditionally advertised through circulars which are inserted in newspapers or mailed directly to consumers’ residences.  As part of the Company’s plan to reduce expenses to support the program of price reductions on merchandise in its stores, in the fiscal year ended August 31, 1995, the number of advertising circulars distributed to consumers’ homes or inserted in newspapers was cut from 22 to 15. In subsequent fiscal years, the number of advertising circulars distributed was reduced from 15 to 1.  During fiscal 2004, the Company distributed one circular in December 2003 to boost holiday sales.  In fiscal 2005, the Company plans to distribute one circular in November 2004 and one circular in December 2004.  Circulars that are passed out in the stores monthly also continue to be utilized, and limited advertising is done in connection with the opening of new stores.  Most items in the monthly in-store circulars are advertised at the regular everyday low price.

No single store accounted for more than one-tenth of one percent of sales during fiscal 2004.  The stores are open at least six days a week, with most open on Sundays.

The stores offer a variety of hardlines and softlines merchandise.  Hardlines merchandise includes primarily household chemical and paper products, candy, snack and other food, health and beauty aids, electronics, housewares and giftware, pet food and supplies, toys, stationery and school supplies, seasonal goods, hardware and automotive supplies.  Softlines merchandise includes men’s, women’s, boys’, girls’ and infants’ clothing, shoes, and domestic items such as blankets, sheets and towels.   During fiscal 2004, hardlines accounted for approximately 77.7% of the Company’s sales.  Softlines accounted for approximately 22.3% of sales (with hanging apparel and shoes representing 11.8%, basic apparel 4.1% and domestics 6.4%).

During fiscal 2004, nationally advertised brand merchandise accounted for approximately 36% of sales, Family Dollar label merchandise accounted for approximately 4% of sales and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales.  Irregular merchandise accounted for less than one-quarter of 1% of sales during such period.  In the first quarter ended November 29, 2003, the Company began accepting PIN-based debit cards and electronic benefits in approximately 95% of its stores.  The Company does not accept credit cards. Also as part of the Company’s “store of the future” multi-year initiative, during fiscal 2004, a new hiring system designed to provide consistent pre-employment assessments and interviews for prospective employees was tested in a major urban market, and the system is expected to be utilized in other markets in fiscal 2005.  The Company also has begun implementing plans to convert the stores’ communications infrastructure to facilitate communications and provide more interactive training for store employees.

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

During fiscal 2004, the Company continued to adjust the merchandise selection in the stores, including the introduction of an expanded assortment of hardline consumables, such as paper products, household chemicals and food.  However, approximately the same amount of space was allocated to hardlines and softlines as at the end of the prior fiscal year, except in a limited number of existing stores in which all or most hanging apparel and shoes were removed from the merchandise assortment.

During fiscal 2004, the Company also opened a limited number of stores with reduced assortments of softlines.  This test will continue during the current fiscal year with reduced softlines in the merchandise assortment in a limited number of existing and new stores.

During fiscal 2005, the Company plans to implement adjustments in merchandise to increase levels of opportunistically purchased goods supplementing the basic assortment of merchandise.  These goods are designed to create more excitement in the stores and attract customers throughout the year, with particular emphasis on the holiday season.

Another initiative the Company is pursuing during the current fiscal year is the installation in selected stores of coolers for the sale of perishable food. The current plan is to begin the installation in January 2005, to have coolers in approximately 500 stores by August 2005, and to continue the roll-out of coolers thereafter to a majority of the Company’s stores.  The Company also plans to begin implementation in the current fiscal year of new point-of-sale software to facilitate the acceptance of food stamps and other electronic benefits in stores with coolers, simplify cashier training and increase the speed of the checkout processes.

The Company generally prices merchandise uniformly throughout its stores.  A limited amount of merchandise in stores in the least competitive markets with higher operating costs carries higher prices.  Most items of merchandise are priced under $10.00.

The Company purchases its merchandise from approximately 1,500 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise.  Approximately 60% of the merchandise is manufactured in the United States and substantially all such merchandise is purchased directly from the manufacturer.  Purchases of imported merchandise are made directly from the manufacturer or from importers.  No single supplier accounted for more than 7% of the merchandise sold by the Company in fiscal 2004.

During fiscal 2004, approximately 4.5% of the merchandise purchased by the Company was shipped directly to its stores by the manufacturer or importer.  The balance of the merchandise was received at the Company’s distribution centers in Matthews, North Carolina; West Memphis, Arkansas; Front Royal, Virginia; Duncan, Oklahoma; Morehead, Kentucky; Maquoketa, Iowa; and Odessa, Texas.  Merchandise is delivered to the stores from the Company’s distribution centers by Company-owned trucks and by common and contract carriers.  During fiscal 2004, approximately 83% of the merchandise delivered was by common or contract carriers.  As of August 28, 2004, the approximate average distance between the distribution centers and the stores served by each facility was as follows:

Distribution Center	Number of Stores Served	Average Distance (Miles)
Matthews, NC	758	287
West Memphis, AR	793	319
Front Royal, VA	833	305
Duncan, OK	798	368
Morehead, KY	818	238
Maquoketa, IA	770	318
Odessa, TX	696	522
Totals	5,466	333

The business in which the Company is engaged is highly competitive.  The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service.  The Company competes for sales and store locations in varying degrees with international, national, regional and local retailing establishments, including discount stores, department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores.  Many of the largest retail merchandising companies in the nation have stores in areas in which the Company operates.  The relatively small size of the Company’s stores permits the Company to open new units in rural areas and small towns, as well as in large urban centers, in locations convenient to the Company’s low and middle income customer base.  As the Company’s sales are focused on low priced, basic merchandise, the stores offer customers a reasonable selection of competitively priced merchandise within a relatively narrow range of price points.

Generally, the highest monthly volume of sales occurs in December, and the lowest monthly volume of sales occurs in January and February.

The Company maintains a substantial variety and depth of basic and seasonal merchandise inventory in stock in its stores (and in distribution centers for weekly store replenishment) to attract customers and meet their shopping needs.  Vendors’ trade payment terms are negotiated to help finance the cost of carrying this inventory.  The Company must balance the value of maintaining high inventory levels to meet customers’ demands with the potential cost of having inventories at levels that exceed such demands and that may need to be marked down in price in order to sell.

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

During the fiscal year ended August 30, 2003, the Company began implementation of a new transportation management system designed to improve the visibility and cost control for both import and domestic freight movement.  The import and domestic inbound portions of this project are now complete.  The domestic outbound portion of the project is expected to be implemented at some future time.

The Company has registered with the U. S. Patent and Trademark Office the name “Family Dollar Stores” as a service mark, and also has registered a number of other names as trademarks for certain merchandise sold in the stores.

On August 28, 2004, the Company had approximately 22,000 full-time employees and approximately 17,000 part-time employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company considers its employee relations generally to be good.

The mailing address of the Company’s Executive Offices is P.O. Box 1017, Charlotte, North Carolina  28201-1017, and the telephone number at that location is 704-847-6961.  The Company’s Internet Website is www.familydollar.com.  Through a link on the Investors section of the Website, the Company makes available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission:  Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports and amendments also are available at the Website of the Securities and Exchange Commission at www.sec.gov.  All such filings are available free of charge.

ITEM 2.                             PROPERTIES

As of October 1, 2004, the Company operated 5,481 stores in 44 states and the District of Columbia.  See “Business” herein.

With the exception of 450 stores owned by the Company, all of the Company’s stores were occupied under lease.  Most of the leases are for initial terms of five years and for fixed rentals. A large majority of the leases contain provisions which may require additional payments based upon a percentage of sales or property taxes, insurance premiums or common area maintenance charges.

Of the Company’s 5,031 leased stores at October 1, 2004, all but 380 leases contain options to renew for additional terms; in most cases for a number of successive five-year periods.  The following table sets forth certain data, as of October 1, 2004, concerning the expiration dates of all leases with renewal options:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2005	133	0
2006-2008	2,280	13
2009-2011	1,602	98
2012-2014	569	397
2015 and thereafter	67	4,143

Of the 450 Company-owned stores, 122 are located in Texas, 24 in Michigan, 23 in Ohio, 21 in Arizona, 20 in North Carolina, 18 each in Georgia and Indiana, 17 each in Florida and Tennessee, 16 each in Illinois and Virginia, 15 in Louisiana, 14 in New Mexico, 11 each in Arkansas, Iowa and Missouri, 10 in Oklahoma, 8 in Kentucky, 6 each in Alabama and Kansas, 5 each in Colorado, Mississippi, New York, South Carolina, West Virginia and Wisconsin, 4 in Nebraska, 3 in Minnesota, 2 each in Nevada, South Dakota and Wyoming, and 1 each in Massachusetts, New Jersey and Utah.  In these owned stores, there are approximately 3,650,000 total square feet of space.

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

In November 1999, the Company purchased a 43.5 acre tract of land and the improvements thereon in Matthews, North Carolina, adjacent to the Company’s existing Executive Offices and distribution center.  The improvements include a building with approximately 95,000 square feet of office space and approximately 190,000 square feet of distribution space, which is being used for storage.

The Company also owns six additional full-service distribution centers described in the table below:

	Facility Size
Distribution Center	Land		Building	Date Operational
West Memphis, AR	75	acres	550,000 sq. ft.	April 1994
			300,000 sq. ft. addition	August 1996
Front Royal, VA	75	acres	907,000 sq. ft.	January 1998
Duncan, OK	85	acres	907,000 sq. ft.	July 1999
Morehead, KY	93.5	acres	907,000 sq. ft.	June 2000
Maquoketa, IA	74	acres	907,000 sq. ft.	March 2002
Odessa, TX	89	acres	907,000 sq. ft.	July 2003

The Company began construction of an eighth full-service distribution center in the spring of 2004 on a 76-acre tract of land owned by the Company in Marianna, Florida.  The building will contain approximately 907,000 square feet and is expected to be operational in January 2005.

The Company currently plans to begin construction of a ninth full-service distribution center in the spring of 2005 at a site to be determined in the northeastern United States.  The building is expected to contain approximately 907,000 square feet and be operational by the summer of 2006.

The Company owns and operates a fleet of tractor-trailers and trucks to distribute merchandise to some of its stores.

ITEM 3.                             LEGAL PROCEEDINGS

On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  Thereafter, pursuant to the Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Based on currently available information, approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 current employees.

Pursuant to the Company’s motion, the Court dismissed approximately 2,200 plaintiffs for failure to respond to discovery.  Plaintiffs asked the Court to reconsider and the Court reinstated a number of those plaintiffs.  The Court also ruled that plaintiffs who failed to produce certain records by a deadline would be dismissed. The total number of plaintiffs allowed to remain as parties remains unsettled and in dispute.  Subject to the Court’s future rulings, approximately 990 of the approximately 2,550 original plaintiffs have been dismissed and the Company currently believes that an additional approximately 450 plaintiffs should ultimately be dismissed given the present rulings from the Court.

The case has proceeded as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper. Discovery is complete, but no trial date is set. The Company’s motion to decertify the case from treatment as a collective action is under submission for the Court’s consideration, as is the plaintiff’s motion for summary judgment with respect to 34 of the plaintiffs based on arguments regarding the number of employees supervised during the relevant time period.

In general, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated, that this action should not proceed as a collective action and that the Company has meritorious defenses that should enable it to ultimately prevail.  However, the outcome of any litigation is inherently uncertain.  The Company bears the burden of proof at trial of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that the Company will be successful in defending this action.  The nature of this action and its present procedural posture mean that future rulings by the Court on both substantive and procedural motions and issues, including those now under submission, may significantly impact the course and outcome of these proceedings.  Thus, those rulings may greatly affect the Company’s efforts to establish the exempt status of the plaintiff Store Managers.  Resolution of this matter could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws.  While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2004.

ITEM 4A.                                           EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each of the executive officers of the Company as of November 1, 2004:

Name	Position and Office	Age
Howard R. Levine (1)	Chairman of the Board and	45
	Chief Executive Officer

R. James Kelly (2)	Vice Chairman and	57
	Chief Financial and
	Administrative Officer

R. David Alexander, Jr. (3)	President and	47
	Chief Operating Officer

George R. Mahoney, Jr. (4)	Executive Vice President-	62
	General Counsel and Secretary

Bruce E. Barkus (5)	Executive Vice President-	51
	Store Operations

Charles S. Gibson, Jr. (6)	Executive Vice President-	43
	Supply Chain

Dorlisa K. Flur (7)	Senior Vice President-	39
	Strategy and Business Development

Keith M. Gehl (8)	Senior Vice President-	46

Real Estate and

Store Construction

Joshua R. Jewett (9)	Senior Vice President-	35
	Chief Information Officer

Janet G. Kelley (10)	Senior Vice President-	51
	Senior Counsel

Samuel N. McPherson (11)	Senior Vice President-	59
	Human Resources

Irving Neger (12)	Senior Vice President-	53
	Softlines

John J. Scanlon (13)	Senior Vice President-	55
	Merchandising and Marketing

C. Martin Sowers (14)	Senior Vice President-	46
	Finance

(1)                                  Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President-Merchandising and Advertising.  From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies’ apparel stores.  From 1992 to April 1996, he was self-employed as an investment manager.  He rejoined the Company in April 1996, and was elected Vice President-General Merchandise Manager: Softlines in April 1996, Senior Vice President-Merchandising and Advertising in September 1996, President and Chief Operating Officer in April 1997, and Chief Executive Officer in August 1998.  He is the son of Leon Levine, the founder and Chairman Emeritus of the Company.

(2)                                  Mr. R. James Kelly was employed by the Company as Vice Chairman-Chief Financial and Administrative Officer in January 1997.

(3)                                  Mr. R. David Alexander, Jr. was employed by the Company as Senior Vice President-Distribution and Transportation in August 1995, and was promoted to Senior Vice President-Distribution and Logistics in September 1997, to Executive Vice President-Supply Chain and Real Estate in October 1999, to Executive Vice President and Chief Operating Officer in August 2000, and to President and Chief Operating Officer in January 2003.

(4)                                  Mr. George R. Mahoney, Jr. was employed by the Company as General Counsel in October 1976.  He was elected Vice President-General Counsel and Secretary in April 1977, Senior Vice President-General Counsel and Secretary in January 1984 and Executive Vice President-General Counsel and Secretary in October 1991.

(5)                                  Mr. Bruce E. Barkus was employed by the Company as Vice President-Store Operations in August 1999, and was promoted to Senior Vice President-Store Operations in June 2000, and to Executive Vice President-Store Operations in September 2003.  Prior to his employment by the Company, he was employed by Eckerd Corporation, a chain of drug stores, from 1978 to August 1999, where his last position was Regional Vice President.

(6)                                  Mr. Charles S. Gibson, Jr. was employed by the Company as Vice President-Logistics in September 1997, and was promoted to Senior Vice President-Distribution and Logistics in October 1999, and to Executive Vice President-Supply Chain in September 2003.

(7)                                  Mrs. Dorlisa K. Flur was employed by the Company as Senior Vice President-Strategy and Business Development in June 2004.  Prior to her employment by the Company, she was employed by McKinsey & Company, a global management consulting firm, from 1988 to May 2004, where her last position was as leader of McKinsey’s Retail Practice in the Southeast.

(8)                                  Mr. Keith M. Gehl was employed by the Company as Senior Vice President-Real Estate and Store Construction in June 2003.  Prior to his employment by the Company, he was employed by Food Lion LLC, a chain of supermarkets, from 1989 to May 2003, where his last position was Executive Vice President of Business Strategy and Store Development.

(9)                                  Mr. Joshua R. Jewett was employed by the Company as Senior Vice President-Chief Information Officer in August 2002.  Prior to his employment by the Company, he was employed by Answerthink, Inc., a management consulting firm offering business process and information systems consulting services, from July 1999 to August 2002, where he was Senior Director.  From October 1993 to July 1999, he was a Principal in CFT Consulting, Inc., a consulting firm providing business process and technology consulting services to retailers.

(10)                            Ms. Janet G. Kelley was employed by the Company as Senior Vice President-Senior Counsel in January 2004.  Prior to her employment by the Company, she was employed by Kmart Corporation, a chain of discount stores, from April 2001 to January 2003, where her last position was Executive Vice President and General Counsel.  Kmart Corporation filed a petition for reorganization under Chapter 11 of the Federal bankruptcy laws in January 2002, and emerged from bankruptcy in May 2003.  From June 1999 to April 2001, she was employed by Limited Brands, Inc., a chain of specialty apparel and personal beauty stores, as Vice President and Senior Counsel.

(11)                            Mr. Samuel N. McPherson was employed by the Company as Senior Vice President-Human Resources in August 1999.  Prior to his employment by the Company, he was employed by Raley’s, a supermarket and pharmacy retailer, from 1990 to August 1999, where his last position was Executive Vice President and Chief Human Resources Officer.

(12)                            Mr. Irving Neger was employed by the Company as Senior Vice President-Softlines in September 2000.  Prior to his employment by the Company, he was employed by Pennsylvania Fashions, a chain of retail apparel stores, from 1995 to August 2000, where his last position was Senior Vice President-Merchandising.

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

All executive officers of the Company are elected annually by and serve at the pleasure of the Board of Directors until their successors are duly elected.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol FDO.  At November 1, 2004, there were approximately 2,305 holders of record of the Common Stock.  The accompanying tables give the high and low sales prices of the Common Stock and the dividends declared per share for each quarter of fiscal 2004 and 2003.

Market Prices and Dividends

2004	High	Low	Dividend
First Quarter	$44.13	$38.10	$.07 ½
Second Quarter	39.66	32.00	.08 ½
Third Quarter	38.73	26.51	.08 ½
Fourth Quarter	34.00	25.09	.08 ½

2003	High	Low	Dividend
First Quarter	$32.45	$23.75	$.06 ½
Second Quarter	32.30	27.43	.07 ½
Third Quarter	36.59	25.46	.07 ½
Fourth Quarter	40.46	35.55	.07 ½

The following table sets forth information with respect to purchases of shares of the Company’s Common Stock made during the quarter ended August 28, 2004 by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June
(5/30/04-7/3/04)	939,300	$31.99	939,300	2,826,700

July
(7/4/04-7/31/04)	605,000	$28.67	605,000	2,221,700

August
(8/1/04-8/28/04)	—	$—	—	2,221,700

Total	1,544,300	$30.69	1,544,300	2,221,700

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding Common Stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased 2.2 million shares.  On April 22, 2004, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of its outstanding Common Stock from time to time as market conditions warrant.  During the year ended August 28, 2004, the Company purchased 5.6 million shares.  All shares have been purchased in open market transactions.  Shares purchased under the share repurchase authorization are held in treasury and currently a portion of such shares are reissued under the Family Dollar 2000 Outside Directors Plan.  There is no expiration date governing the period during which the Company can make share repurchases.  There are no other repurchase programs under which the Company is authorized to repurchase outstanding shares.

ITEM 6.                             SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

Years Ended (In thousands, except per share amounts and store data)	August 28, 2004	August 30, 2003	August 31, 2002	September 1, 2001	August 26, 2000
Net sales	$5,281,888	$4,750,171	$4,162,652	$3,665,362	$3,132,639
Cost of sales and operating expenses	4,867,673	4,360,446	3,821,031	3,366,940	2,861,728
Income before income taxes	414,215	389,725	341,621	298,422	270,911
Income taxes	151,530	142,250	124,692	108,917	98,894
Net income	262,685	247,475	216,929	189,505	172,017
Earnings per common share:
Net income (1)	$1.53	$1.43	$1.25	$1.10	$1.00
Dividends declared	$56,077	$49,890	$44,106	$40,352	$36,858
Dividends declared per common share	$0.33	$0.29	$.25 1/2	$.23 1/2	$.21 1/2
Total assets	$2,167,422	$1,985,695	$1,754,619	$1,399,745	$1,243,714
Working capital	$511,757	$561,161	$525,079	$416,971	$338,655
Shareholders’ equity	$1,360,400	$1,310,969	$1,154,948	$959,015	$797,964
Stores opened	500	475	525	502	406
Stores closed	(61)	(64)	(50)	(50)	(41)
Number of stores - end of year	5,466	5,027	4,616	4,141	3,689

(1) Figures represent diluted earnings per common share.

The Company did not have any long-term debt at the end of each of its last five fiscal years.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the fiscal years ended August 28, 2004 and August 30, 2003.  This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Net Sales

Net sales increased approximately 11.2% ($531.7 million) in fiscal 2004 compared with fiscal 2003, and approximately 14.1% ($587.5 million) in fiscal 2003 compared with fiscal 2002.  The increases in fiscal 2004 and fiscal 2003 were attributable to increased sales in existing stores (stores open more than 13 months) and sales from new stores opened as part of the Company’s store expansion program.

Sales in existing stores increased approximately 1.9% as compared with fiscal 2003.  Sales of household chemicals, paper products, food, and health and beauty aids, the primary components of hardlines consumable merchandise, increased in the mid-single digits.  In a difficult economic environment for the Company’s low and low-middle income customer base, sales in existing stores of hanging apparel and shoes, domestics, giftware and seasonal goods, which are more discretionary purchase categories, were less than in fiscal 2003.  In fiscal 2004, the customer count, as measured by the number of register transactions in existing stores, increased approximately 0.7%, and the average transaction increased approximately 0.9% to $8.95.  Increased sales of hardlines merchandise have been the primary contributor to the overall sales increases, with hardlines sales increases in existing stores of approximately 3.2% in fiscal 2004.  Hardlines as a percentage of total sales increased to approximately 77.7% in fiscal 2004 compared to approximately 76.7% in fiscal 2003.  Softlines as a percentage of sales decreased to approximately 22.3% in fiscal 2004 (with hanging apparel and shoes representing about 11.8%, basic apparel 4.1% and domestics 6.4%) compared to approximately 23.3% in fiscal 2003 (with hanging apparel and shoes representing about 12.4%, basic apparel 4.4% and domestics 6.5%).  Softline sales which are primarily discretionary, decreased approximately 2.5% in existing stores in fiscal 2004.  The Company distributed one advertising circular in both fiscal 2004 and 2003.

Sales in existing stores increased approximately 3.8% in fiscal 2003 as compared with fiscal 2002.  Sales of hardlines consumable merchandise again were stronger than sales of more discretionary merchandise.  In fiscal 2003 the customer count increased approximately 1.9% and the average transaction increased approximately 1.6% to $8.87.  Existing store hardlines sales increased approximately 4.3% and softlines sales increased approximately 2.1%.  The Company distributed one advertising circular in fiscal 2003 and two advertising circulars in fiscal 2002.

Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, candy, snack and other food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies.  Softlines merchandise includes men’s, women’s, boy’s, girl’s and infant’s clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

During fiscal 2004 the Company completed the strategic assessment, concept testing and development of implementation plans for additional investments in its urban initiative and a cooler program for perishable food.  The urban initiative in fiscal 2005 includes investments in process changes, technology and people to improve the operating performance, including sales, of more than 1,000 stores in thirty large metropolitan markets.  Approximately 250 stores are expected to be impacted in the first quarter.  Under the cooler program, beginning in January 2005 coolers are expected to be installed in selected stores.  By the end of the fiscal year on August 27, 2005, the Company plans to have coolers installed in approximately 500 stores.  The Company also plans to begin implementation by fiscal year-end of new point of sale software to facilitate the acceptance of food stamps in stores with coolers, simplify cashier training and speed up checkout processes.  These programs, together with the introduction of additional opportunistically purchased goods available throughout the year, with particular emphasis on the holiday season, and the addition of one advertising circular in November 2004, should contribute to an increase in sales in existing stores in fiscal 2005.  The Company currently expects that sales in existing stores will accelerate from the 0.7% increase in the fourth quarter of fiscal 2004 to increases in the 3% to 5% range by the end of fiscal 2005.

During fiscal 2004, the Company opened 500 stores and closed 61 stores for a net addition of 439 stores, compared with the opening of 475 stores and closing of 64 stores for a net addition of 411 stores during fiscal 2003.  Of these new store openings 79 of the properties are owned by the Company, and the balance of the properties are leased.  The Company’s focus on urban markets has contributed to the strong sales performance of new stores, but the lead times continue to be less predictable and longer for opening urban stores verses non-urban stores, including longer time for the permitting process and the completion of leasehold improvements and new construction.  The sales performance of new stores (stores open 13 months or less) was equal to approximately 96% of the chain average sales per store in both fiscal 2004 and fiscal 2003.  The Company also expanded or relocated 79 stores in fiscal 2004, compared with 103 stores that were expanded or relocated in fiscal 2003.  In addition, approximately 116 stores in fiscal 2004 and 42 stores in fiscal 2003 were renovated.  The Company currently plans to open approximately 500 to 560 stores and close approximately 60 to 70 stores in fiscal 2005 resulting in approximately 8% to 9% net new store growth and 9% to 10% net square footage growth.  To achieve this target, the Company has retained real estate brokers in certain major metropolitan areas and also has added personnel to its Real Estate Department.  Urban markets will continue to be the focus with approximately 60% to 65% of the new stores expected to open in urban areas.  The Company also currently expects to renovate an additional 110 stores and expand or relocate approximately 45 stores in fiscal 2005.  Store opening, closing, expansion, relocation and renovation plans are continuously reviewed and are subject to change.

Cost of Sales and Margin

Cost of sales increased approximately 11.1% ($350.5 million) in fiscal 2004 compared with fiscal 2003, and approximately 13.7% ($379.1 million) in fiscal 2003 compared with fiscal 2002.  These increases primarily reflected the additional sales volume in each of the years.  Cost of sales, as a percentage of net sales, was 66.2% in both fiscal 2004 and fiscal 2003 and 66.5% in fiscal 2002.  The percentage was favorably impacted in fiscal 2004 by approximately 0.1% of sales due to a change in the treatment of certain vendor allowances in conformity with a recent accounting pronouncement.  This change will not impact the comparability of future years.  Lower merchandise markdowns also favorably impacted the percentage in fiscal 2004.  A slight increase in markdowns in the first quarter of fiscal 2004 was more than offset by lower markdowns in the remaining quarters.  The decrease in the cost of sales percentage in fiscal 2004 due to this accounting change and lower markdowns was offset by a shift in the merchandise mix to more lower margin basic consumables and relatively less sales of higher margin discretionary merchandise.  The cost of sales percentage in fiscal 2004 was also negatively impacted by increased shrinkage and increased freight costs due to higher fuel expense.  The Company is addressing the issue of shrinkage by implementing new loss prevention reports that provide more visibility to store level issues and by adding personnel to its Loss Prevention Department.  In addition, as part of its urban initiative, the Company is modifying its field management structure to increase management presence and the frequency of inspections in its urban markets.  The opening of the eighth distribution center in January 2005 will reduce the average distance between the stores and a distribution center and that reduction is expected to offset, to some degree, the higher fuel costs.

The decrease in the cost of sales percentage for fiscal 2003 was due primarily to improved initial margins, the favorable impact of supply chain initiatives, including the opening of the seventh full-service distribution center, and the implementation of a transportation management system.

For fiscal 2005, the Company’s plan is for the cost of sales percentage to increase as compared to the percentage in fiscal 2004 due to the continuing effect of the shift in the merchandise mix to more lower margin basic consumables, rising fuel costs and increased shrinkage.  These impacts should be most pronounced during the first half of the fiscal year and the shrink initiatives and new distribution center are expected to mitigate these impacts during the second half of the fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 12.9% ($156.7 million) in fiscal 2004 compared with fiscal 2003, and approximately 15.2% ($160.4 million) in fiscal 2003 compared with fiscal 2002.  The increases in these expenses primarily were attributable to additional costs arising from the continued growth in the number of stores in operation and the continued ramp-up of the seventh distribution center.  As a percentage of net sales, selling, general and administrative expenses were 26.0% in fiscal 2004, 25.6% in fiscal 2003 and 25.3% in fiscal 2002.  The increase in selling, general and administrative expenses as a percentage of net sales for fiscal 2004 was due primarily to below plan sales which negatively impacted the Company’s ability to leverage its cost structure.  In addition, the effect of the change in treatment of certain vendor allowances mentioned previously (approximately 0.1% of sales) negatively impacted expense leverage.  This change will not impact the comparability of future years.  Continued increases in insurance costs, primarily workers’ compensation (approximately 0.1% of sales), and increased rent (approximately 0.1% of sales) also adversely impacted expense leverage.  The workers’ compensation cost increase is due in large part to the continued growth in the number of associates and to an increase in the average claim amount primarily due to medical cost increases.  While the Company is aggressively working to reduce the frequency and severity of claims through corporate preventative initiatives, those costs are expected to continue to increase faster than sales in the near term.  The rent increase related in part to the Company’s opening of more build-to-suit and other new store construction.  The increase in the selling, general and administrative expense percentage of sales for fiscal 2004 was offset slightly by a reduction in bonus costs (approximately 0.1% of sales) as the Company did not reach the earnings target necessary for payment of full bonuses.

The increase in the selling, general and administrative expense percentage of sales for fiscal 2003 was due primarily to increased insurance costs (primarily workers’ compensation) and legal related costs.  In addition, the loss of planned sales due to opening of a lesser number of new stores than originally planned also adversely impacted expense leverage.  This was offset slightly by the elimination of an advertising circular distributed in fiscal 2002.

For fiscal 2005, the Company’s plan is for the selling, general and administrative expense percentage to sales to increase as compared to the percentage in fiscal 2004.  The Company expects the funding of its various growth initiatives as previously mentioned to negatively impact its expense leverage for the year by approximately 0.4% of sales.  In addition, increases in insurance and rent may also negatively impact expense leverage depending, in part, on the sales benefit of new programs.

Income Taxes

The effective tax rate was 36.6% in fiscal 2004, and 36.5% in both fiscal 2003 and fiscal 2002.  For fiscal 2005, the Company’s plan is for the effective tax rate to increase slightly compared to the rate in fiscal 2004 due to the effect of changes in state income taxes.

Based on the above plans for sales, cost of sales, selling, general and administrative expenses and tax rate, the Company’s current plan is for net income per diluted share of Common Stock in fiscal 2005 to increase in the 4% to 6% range.

Liquidity and Capital Resources

The Company has consistently maintained a strong liquidity position.  Cash provided by operating activities during fiscal 2004 was $375.9 million as compared to $301.8 million in fiscal 2003 and $412.7 million in fiscal 2002.  These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s Common Stock.  In addition, the Company maintains $200 million of unsecured revolving credit facilities with banks for short-term financing of seasonal cash needs.  One hundred million dollars of the facilities expires on May 26, 2005 and the remaining $100 million expires on May 31, 2009.  The Company had no borrowings against these facilities during fiscal 2004.  There were no long-term borrowings during fiscal 2004, 2003 or 2002.

Merchandise inventories at August 28, 2004 increased 14.7% over the level at August 30, 2003.  This increase was due to additional inventory for 439 net new stores and the accelerated flow of seasonal merchandise as part of the program to improve store level presentations and sales during the holiday period by smoothing the workflow in the stores and distribution network.  As a result of conservative planning and the curtailment of some planned purchases, out-of-season apparel inventories were approximately 8% lower on a per store basis than at the end of fiscal 2003.  With a more aggressive holiday seasonal sales plan this year, the Company expects inventories per store to continue at higher year over year levels through the end of the first quarter of fiscal 2005, but the plan is for inventories to return to more normal levels by the end of the second quarter of fiscal 2005.

The slight decrease in capital expenditures to $218.1 million in fiscal 2004 from $219.8 million in fiscal 2003 primarily was due to the fact that substantially more expenditures were incurred in fiscal 2003 to complete construction of the seventh distribution center than were incurred in fiscal 2004 to begin construction of the eighth distribution center.  Capital expenditures for fiscal 2005 are expected to be approximately $270 million, which primarily represent estimated expenditures for new store expansion, including construction of an increased number of stores, existing store expansion, relocation, and renovation, the completion of construction of the eighth distribution center and start of construction of the ninth distribution center, expenditures related to store-focused technology infrastructure and the implementation of a cooler program for perishable goods in selected stores.  The new store expansion and eighth distribution center will also require additional investment in merchandise inventories.

Capital spending plans, including store expansion, are continuously reviewed and are subject to change.  Cash flow from current operations is expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company’s Common Stock.  In addition, the Company has available revolving credit facilities as discussed above.

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased in the open market, 2.2 million shares at a cost of $65.9 million.  On April 22, 2004, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the year ended August 28, 2004, the Company purchased 5.6 million shares at a cost of $176.7 million, leaving 2.2 million shares authorized to be purchased.

The following table shows the Company’s obligations and commitments as of August 28, 2004, to make future payments under contractual obligations (In thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	August 2005	August 2006	August 2007	August 2008	August 2009	Thereafter
Merchandise letters of credit	$91,360	$91,360	$	$	$	$	$
Operating leases	967,536	221,468	196,109	162,856	125,851	88,680	172,572
Construction obligations	41,326	41,326
Total Contractual Cash Obligations	$1,100,222	$354,154	$196,109	$162,856	$125,851	$88,680	$172,572

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of August 28, 2004 (In thousands):

Other Commercial Commitments	Total Amounts Committed
Standby letters of credit	$70,000
Surety bonds	6,167
Total Commercial Commitments	$76,167

At August 28, 2004, approximately $55.6 million of the merchandise letters of credit are included in accounts payable on the Company’s balance sheet.  A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these liabilities as described in the “Critical Accounting Policies” section of this discussion.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year have had or are expected to have a material impact on the financial statements.

Critical Accounting Policies

Management believes the following accounting principles are critical because they involve significant judgments, assumptions, and estimates used in the preparation of the Company’s consolidated financial statements.

Merchandise Inventories:

Inventories are valued using the retail method, based on retail prices less markon percentages, which approximates the lower of first-in, first-out (FIFO) cost or market.  The Company records adjustment to inventory through cost of goods sold when retail price reductions, or markdowns, are taken against on-hand inventory.  In addition, management makes estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation.  If actual demand or market conditions are different than those projected by management, additional markdowns may be necessary.  This risk is generally higher for seasonal merchandise than for non-seasonal goods.  The Company also provides for estimated inventory losses for damaged, lost or stolen inventory for the period from the physical inventory to the financial statement date.  These estimates are based on historical experience and other factors.

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

Forward-Looking Statements

Certain statements contained herein and elsewhere in this Annual Report on Form 10-K which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s plans and activities or events which the Company expects will or may occur in the future, such as future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses, inventory levels, the outcome of legal proceedings and other aspects of the Company’s business and operations.  A number of important factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether written or oral, made by or on behalf of the Company.  Such factors include, but are not limited to, competitive factors and pricing pressures, general economic conditions, the impact of acts of war or terrorism, changes in consumer demand and product mix, unusual weather that may temporarily impact sales, inflation, merchandise supply constraints, general transportation or distribution delays or interruptions, dependence on imports, changes in currency exchange rates, trade restriction, tariffs, quotas and freight rates, availability of real estate, costs and delays associated with building, opening and operating new distribution facilities and stores, costs, potential problems and achievement of results associated with the implementation of new programs, systems and technology, including supply chain systems, store technology, cooler installations and urban initiative programs, changes in food and energy prices and the impact on consumer spending and the Company’s costs, legal proceedings and claims, changes in shrinkage, changes in health care and other insurance costs, and the effects of legislation on wage levels and entitlement programs.  Consequently, all of the forward-looking statements made are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

 of Family Dollar Stores, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Family Dollar Stores, Inc. and its subsidiaries at August 28, 2004 and August 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 28, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

November 2, 2004

Charlotte, North Carolina

Family Dollar Stores, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years Ended (In thousands, except per share amounts)	August 28, 2004	August 30, 2003	August 31, 2002
Net sales	$5,281,888	$4,750,171	$4,162,652
Costs and expenses:
Cost of sales	3,496,278	3,145,788	2,766,733
Selling, general and administrative	1,371,395	1,214,658	1,054,298
Cost of sales and operating expenses	4,867,673	4,360,446	3,821,031

Income before income taxes	414,215	389,725	341,621
Income taxes (Note 5)	151,530	142,250	124,692

Net income	$262,685	$247,475	$216,929
Net income per common share - basic (Note 9)	$1.54	$1.44	$1.26
Average shares - basic (Note 9)	170,770	172,346	172,800
Net income per common share - diluted (Note 9)	$1.53	$1.43	$1.25
Average shares - diluted (Note 9)	171,624	173,354	174,049

The accompanying notes are an integral part of the consolidated financial statements.

Family Dollar Stores, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	August 28, 2004	August 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$149,602	$206,731
Merchandise inventories	980,124	854,370
Deferred income taxes (Note 5)	77,341	61,769
Income tax refund receivable (Note 5)	1,304	—
Prepayments and other current assets	16,937	33,622
Total current assets	$1,225,308	$1,156,492

Property and equipment, net (Note 2)	926,514	812,123
Other assets	15,600	17,080
	$2,167,422	$1,985,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476,144	$401,799
Accrued liabilities (Note 4)	237,407	192,861
Income taxes payable (Note 5)	—	671
Total current liabilities	713,551	595,331

Deferred income taxes (Note 5)	$93,471	$79,395

Commitments and contingencies (Note 7)

Shareholders’ equity (Notes 8 and 9):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 187,671,318 shares at August 28, 2004 and 186,909,993 shares at August 30, 2003, and outstanding 167,396,998 shares at August 28, 2004 and 172,208,710 shares at August 30, 2003	18,767	18,691
Capital in excess of par	106,853	87,457
Retained earnings	1,522,208	1,315,600
	1,647,828	1,421,748
Less common stock held in treasury, at cost (20,274,320 shares at August 28, 2004 and 14,701,283 at August 30, 2003)	287,428	110,779
	1,360,400	1,310,969
	$2,167,422	$1,985,695

The accompanying notes are an integral part of the consolidated financial statements.

Family Dollar Stores, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended August 28, 2004, August 30, 2003 and August 31, 2002 (In thousands, except per share and share amounts)	Common stock	Capital in excess of par	Retained earnings	Treasury stock

Balance, August 31, 2001
(184,538,593 shares common stock; 12,502,954 shares treasury stock)	$18,454	$40,318	$945,192	$44,949

Net income for the year			216,929

Issuance of 1,292,308 common shares under employee stock option plan, including tax benefits (Note 8)	129	22,941

Issuance of 1,288 shares of treasury stock under the Family Dollar 2000 outside directors plan		35		(5)

Less dividends on common stock, $.25 1/2 per share			(44,106)

Balance, August 31, 2002
(185,830,901 shares common stock; 12,501,666 shares treasury stock)	18,583	63,294	1,118,015	44,944

Net income for the year			247,475

Issuance of 1,079,092 common shares under employee stock option plan, including tax benefits (Note 8)	108	24,098

Purchase of 2,202,200 common shares for treasury				65,851

Issuance of 2,583 shares of treasury stock under the Family Dollar 2000 outside directors plan		65		(16)

Less dividends on common stock, $.29 per share			(49,890)

Balance, August 30, 2003
(186,909,993 shares common stock; 14,701,283 shares treasury stock)	18,691	87,457	1,315,600	110,779

Net income for the year			262,685

Issuance of 761,325 common shares under employee stock option plan, including tax benefits (Note 8)	76	19,318

Purchase of 5,576,100 common shares for treasury				176,674

Issuance of 3,063 shares of treasury stock under the Family Dollar 2000 outside directors plan		78		(25)

Less dividends on common stock, $.33 per share			(56,077)

Balance, August 28, 2004
(187,671,318 shares common stock; 20,274,320 shares treasury stock)	$18,767	$106,853	$1,522,208	$287,428

The accompanying notes are an integral part of the consolidated financial statements.

Family Dollar Stores, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended (In thousands)	August 28, 2004	August 30, 2003	August 31, 2002
Cash flows from operating activities:
Net income	$262,685	$247,475	$216,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,883	88,315	77,015
Deferred income taxes	(1,496)	(1,325)	12,499
Tax benefit from stock option exercises	4,476	6,815	10,123
Loss on disposition of property and equipment	4,311	3,905	2,287
Changes in operating assets and liabilities:
Merchandise inventories	(125,754)	(87,739)	(45,071)
Income tax refund receivable	(1,304)	6,469	(1,533)
Prepayments and other current assets	16,685	(21,069)	2,478
Other assets	1,480	(3,937)	(1,542)
Accounts payable and accrued liabilities	117,569	62,233	139,541
Income taxes payable	(671)	671	—
	375,864	301,813	412,726
Cash flows from investing activities:
Capital expenditures	(218,135)	(219,777)	(186,687)
Proceeds from dispositions of property and equipment	1,550	1,051	2,647
	(216,585)	(218,726)	(184,040)
Cash flows from financing activities:
Net (purchases) / reissuance of stock for treasury	(176,649)	(65,835)	5
Proceeds from exercise of stock options	14,996	17,456	12,982
Payment of dividends	(54,755)	(48,242)	(43,161)
	(216,408)	(96,621)	(30,174)

Net increase (decrease) in cash and cash equivalents	(57,129)	(13,534)	198,512
Cash and cash equivalents at beginning of year	206,731	220,265	21,753
Cash and cash equivalents at end of year	$149,602	$206,731	$220,265

Supplemental disclosures of cash flow information:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$14,272	$15,077	$12,930
Interest paid	—	—	158
Income taxes paid	150,525	129,619	103,601

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 28, 2004 August 30, 2003 and August 31, 2002

1.  Description of Business and Summary of Significant Accounting Policies:

Description of business:

The Company operates a chain of neighborhood retail discount stores in 44 contiguous states in the Northeast, Southeast, Midwest and Southwest.  The Company manages its business on the basis of one reportable segment.  The Company’s products include hardlines merchandise such as household products, health and beauty aids and snack and other food, and softlines merchandise such as clothing, shoes and domestic items.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  All significant intercompany balances and transactions have been eliminated.

Cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds, U.S. government agency securities and tax-exempt notes and bonds.  The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Merchandise inventories:

Inventories are valued using retail prices less markon percentages, and approximate the lower of first-in, first-out (FIFO) cost or market.

Property and equipment:

Property and equipment is stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.

Estimated useful lives are as follows:
Buildings and building improvements	10-40 years
Furniture, fixtures and equipment	3-10 years
Transportation equipment	3-10 years
Leasehold improvements	5-10 years

The Company capitalizes certain costs incurred in connection with developing, obtaining and implementing software for internal use.  Capitalized costs are amortized over the expected economic life of the assets, generally ranging from five to eight years.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenues:

The Company recognizes revenue, net of returns, at the time the customer tenders payment for and takes possession of the merchandise.

Insurance liabilities:

The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs.  These liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.

Advertising costs:

Advertising costs, net of co-op recoveries from vendors, are expensed the first time the advertising is run.  Net advertising expense amounts were not material in fiscal 2004, 2003 and 2002.

Vendor allowances:

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  Under this EITF, cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and should be reflected as a reduction of cost of sales or revenue unless it can be demonstrated this offsets an incremental expense, in which case it can be netted against that expense.  The provisions of this consensus have been applied prospectively.  The adoption of EITF 02-16 in the third quarter of fiscal 2003 did not have a material impact on the Company’s financial position or results of operations.

Store opening and closing costs:

The Company charges pre-opening costs against operating results when incurred.  For properties under operating lease agreements, the present value of any remaining liability under the lease, net of expected sublease and lease termination recoveries, is expensed when the closing has occurred.

Selling, general and administrative expenses:

Buying, warehousing and occupancy costs, including depreciation, are included in selling, general and administrative expenses.

Income taxes:

The Company records deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities.

Stock options:

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  The exercise price of options awarded under the Company’s non-qualified stock option plan has been equal to the fair market value of the underlying common stock on the date of grant.  Accordingly, no compensation expense has been recognized for options granted under the plan.  Income tax benefits attributable to stock options exercised are credited to capital in excess of par.

The Company utilizes the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  If compensation cost for the Company’s stock-based compensation plan had been determined based on fair value at the grant date for awards under this plan consistent with the methodology prescribed under this statement, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below (In thousands, except per share amounts):

	August 28, 2004	August 30, 2003	August 31, 2002
Net income — as reported	$262,685	$247,475	$216,929
Pro forma stock-based compensation cost	(8,062)	(5,988)	(4,280)
Net income — pro forma	$254,623	$241,487	$212,649
Net income per share — as reported
basic	$1.54	$1.44	$1.26
diluted	$1.53	$1.43	$1.25
Net income per share — pro forma
basic	$1.49	$1.40	$1.23
diluted	$1.48	$1.39	$1.22

Fiscal year:

The Company’s fiscal year generally ends on the Saturday closest to August 31.

Use of estimates:

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

Reclassifications:

Certain reclassifications of the fiscal 2002 and fiscal 2003 amounts have been made to conform to the fiscal 2004 presentation.

2.             Property and Equipment:

(In thousands)	August 28, 2004	August 30, 2003
Buildings and building improvements	$390,363	$335,882
Furniture, fixtures and equipment	669,011	616,159
Transportation equipment	60,289	57,203
Leasehold improvements	202,569	173,494
Construction in progress	59,453	20,074
	1,381,685	1,202,812

Less accumulated depreciation and amortization	517,301	435,182
	864,384	767,630
Land	62,130	44,493
	$926,514	$812,123

3.             Revolving Credit Facilities and Short-Term Borrowings:

The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 26, 2005, and the remaining $100 million expires on May 31, 2009.  The Company expects that the facilities expiring on May 26, 2005, will be extended.  Borrowings under these facilities are at a variable interest rate based on short-term market interest rates.

Interest expense, average and maximum borrowings outstanding and interest rates for each of the three years in the period ended August 28, 2004 were as follows (In thousands):

	2004	2003	2002
Interest expense	—	—	$158
Average borrowings outstanding	—	—	$5,800
Maximum month-end outstanding	—	—	$42,500
Interest rates at year-end	N/A	N/A	N/A
Daily weighted average interest rates	N/A	N/A	2.7%

4.             Accrued Liabilities:

(In thousands)	August 28, 2004	August 30, 2003
Compensation	$46,066	$43,880
Self-insurance reserves	124,343	89,773
Taxes other than income taxes	36,436	35,077
Other	30,562	24,131
	$237,407	$192,861

5.             Income Taxes:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of August 28, 2004 and August 30, 2003 were as follows (In thousands):

	August 28, 2004	August 30, 2003
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$93,471	$79,395

Deferred income tax assets:
Excess of tax over book basis of inventories	$17,019	$18,280
Currently nondeductible accruals for:
Self-insurance	47,723	34,571
Compensation	7,137	5,018
Other	5,462	3,900
Total deferred income tax assets	$77,341	$61,769

The provisions for income taxes in each of the three years in the period ended August 28, 2004 were as follows (In thousands):

	2004	2003	2002
Current:
Federal	$138,508	$130,923	$103,210
State	14,518	12,652	8,983
	153,026	143,575	112,193

Deferred:
Federal	(1,139)	(1,469)	11,839
State	(357)	144	660
	(1,496)	(1,325)	12,499
Total	$151,530	$142,250	$124,692

The following table summarizes the components of income tax expense in each of the three years in the period ended August 28, 2004 (In thousands):

	2004		2003		2002
	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed “expected” federal income tax	$144,975	35.0	$136,404	35.0	$119,567	35.0
State income taxes, net of federal income tax benefit	9,519	2.3	8,290	2.1	6,363	1.9
Other	(2,964)	(0.7)	(2,444)	(0.6)	(1,238)	(0.4)
Actual income tax expense	$151,530	36.6	$142,250	36.5	$124,692	36.5

6.             Employee Benefit Plans:

Incentive compensation plan:

The Company has an incentive profit-sharing plan whereby, at the discretion of the Board of Directors, the Company may pay certain employees and officers an aggregate amount not to exceed 5% of the Company’s consolidated income before income taxes.  Expenses under the profit-sharing plan were $5.5 million in fiscal 2004, $7.3 million in fiscal 2003 and $6.3 million in fiscal 2002.

Compensation deferral plans:

The Company has a voluntary compensation deferral plan, under Section 401(k) of the Internal Revenue Code, available to eligible employees.  At the discretion of the Board of Directors, the Company makes contributions to the plan which are allocated to participants, and in which they become vested, in accordance with formulas and schedules defined by the plan.  Company expenses for contributions to the plan were $2.7 million in fiscal 2004, $2.3 million in fiscal 2003 and $2.0 million in fiscal 2002.  In fiscal 2003, the Company adopted a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and bonuses.  The plan is an unfunded nonqualified plan.  The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death.  The Company does not make contributions to this plan or guarantee earnings.

7.             Commitments and Contingencies:

Operating leases:

Except for its executive offices and primary distribution centers, the Company generally conducts its operations from leased facilities.  Normally, store real estate leases are for initial terms of from five to ten years with multiple renewal options for additional five-year periods.  Certain leases provide for contingent rental payments based upon a percentage of store sales.  The Company also has long-term leases for equipment generally with lease terms of five years or less.

Rental expenses on all operating leases, both cancellable and non-cancellable, for each of the three years in the period ended August 28, 2004 were as follows (In thousands):

	2004	2003	2002
Minimum rentals, net of minor sublease rentals	$234,762	$207,732	$180,318
Contingent rentals	4,722	5,134	5,054
	$239,484	$212,866	$185,372

The following table shows the Company’s obligations and commitments as of August 28, 2004, to make future payments under contractual obligations, including future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year (In thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	August 2005	August 2006	August 2007	August 2008	August 2009	Thereafter
Merchandise letters of credit	$91,360	$91,360	$	$	$	$	$
Operating leases	967,536	221,468	196,109	162,856	125,851	88,680	172,572
Construction obligations	41,326	41,326
Total Contractual Cash Obligations	$1,100,222	$354,154	$196,109	$162,856	$125,581	$88,680	$172,572

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of August 28, 2004 (In thousands):

Other Commercial Commitments	Total Amounts Committed
Standby letters of credit	$70,000
Surety bonds	6,167
Total Commercial Commitments	$76,167

At August 28, 2004, approximately $55.6 million of the merchandise letters of credit are included in accounts payable on the Company’s balance sheet.  A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities based on the total estimated costs of claims filed and claims incurred but not reported, and are not discounted.

Litigation:

On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  Thereafter, pursuant to the Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Based on currently available information, approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 current employees.

Pursuant to the Company’s motion, the Court dismissed approximately 2,200 plaintiffs for failure to respond to discovery.  Plaintiffs asked the Court to reconsider and the Court reinstated a number of those plaintiffs.  The Court also ruled that plaintiffs who failed to produce certain records by a deadline would be dismissed. The total number of plaintiffs allowed to remain as parties remains unsettled and in dispute.  Subject to the Court’s future rulings, approximately 990 of the approximately 2,550 original plaintiffs have been dismissed and the Company currently believes that an additional approximately 450 plaintiffs should ultimately be dismissed given the present rulings from the Court.

The case has proceeded as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper. Discovery is complete, but no trial date is set. The Company’s motion to decertify the case from treatment as a collective action is under submission for the Court’s consideration, as is the plaintiff’s motion for summary judgment with respect to 34 of the plaintiffs based on arguments regarding the number of employees supervised during the relevant time period.

In general, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated, that this action should not proceed as a collective action and that the Company has meritorious defenses that should enable it to ultimately prevail.  However, the outcome of any litigation is inherently uncertain.  The Company bears the burden of proof at trial of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that the Company will be successful in defending this action.  The nature of this action and its present procedural posture mean that future rulings by the Court on both substantive and procedural motions and issues, including those now under submission, may significantly impact the course and outcome of these proceedings.  Thus, those rulings may greatly affect the Company’s efforts to establish the exempt status of the plaintiff Store Managers.  Resolution of this matter could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws.  While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

8.                                      Employee Stock Option Plan:

The Company’s non-qualified stock option plan provides for the granting of options to key employees to purchase shares of common stock at prices not less than fair market value on the date of the grant.  Options are exercisable to the extent of 40% after the second anniversary of the grant, an additional 30% annually on a cumulative basis, and expire five years from the date of the grant.

If the provisions of SFAS No. 123 expensing had been applied, the Company’s net income and net income per common share would have been impacted as summarized in the discussion of the Company’s stock option accounting policy in Note. 1.

The average fair value of options granted during fiscal 2004, 2003 and 2002 is $11.47, $9.14 and $8.61 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	August 30, 2004	August 31, 2003	September 1, 2002
Expected dividend yield	.75%	0.89%	1.03%
Expected stock price volatility	36.49%	41.54%	44.31%
Weighted average risk-free interest rate	3.06%	2.74%	3.99%
Expected life of options (years)	3.5	3.5	3.5

These assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.

The summary of the status of the Company’s stock based compensation plan as of August 28, 2004, August 30, 2003 and August 31, 2002, and changes during the years then ended were as follows (In thousands, except per share amounts):

	Options Outstanding	Range of Option Prices Per Share	Weighted Average Exercise Price
Balance, September 2, 2001	4,386	$5.58 to $30.25	$15.44
Granted	1,475	24.25 to 35.50	25.02
Exercised	(1,292)	5.58 to 24.75	10.02
Cancelled	(158)	11.38 to 34.75	20.42
Balance, August 31, 2002	4,411	$11.38 to $35.50	$20.05
Granted	1,793	24.75 to 39.00	28.99
Exercised	(1,079)	11.38 to 27.75	16.11
Cancelled	(124)	15.00 to 37.50	24.95
Balance, August 30, 2003	5,001	$14.75 to $39.00	$23.99
Granted	2,036	26.00 to 44.00	39.56
Exercised	(761)	14.75 to 31.25	19.60
Cancelled	(320)	16.00 to 42.25	30.55
Balance, August 28, 2004	5,956	$14.75 to $44.00	$29.52

At August 28, 2004, August 30, 2003 and August 31, 2002, options for 1.2 million, 1.0 million and 1.5 million shares were exercisable, respectively.  The following table summarizes information about stock options outstanding at August 28, 2004 (In thousands, except per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 8/28/04	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable at 8/28/04	Weighted Average Exercise Price
$14.75 to $24.49	2,206	1.43	years	$21.09	1,179	$20.09
24.50 to 34.49	1,910	3.24		28.75	52	28.87
34.50 to 44.00	1,840	4.07		40.43	8	34.98
$14.75 to $44.00	5,956	2.83	years	$29.52	1,239	$20.55

At August 28, 2004, August 30, 2003 and August 31, 2002, shares available for granting of stock options under the Company’s stock option plan were 5.5 million, 7.2 million and 2.9 million shares, respectively.

9.                                      Common Stock:

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

On October 9, 2002, the Company announced that the Board of Directors authorized the purchase of up to 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the year ended August 30, 2003, the Company purchased in the open market, 2.2 million shares at a cost of $65.9 million.  On April 22, 2004, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the year ended August 28, 2004, the Company purchased 5.6 million shares at a cost of $176.7 million, leaving 2.2 million shares authorized to be purchased.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	August 28, 2004	August 30, 2003	August 31, 2002
Basic net income per share:
Net income	$262,685	$247,475	$216,929
Weighted average number of shares outstanding	170,770	172,346	172,800
Net income per common share — basic	$1.54	$1.44	$1.26
Diluted net income per share:
Net income	$262,685	$247,475	$216,929
Weighted average number of shares outstanding	170,770	172,346	172,800
Effect of dilutive securities — stock options	854	1,008	1,249
Average shares — diluted	171,624	173,354	172,049
Net income per common share — diluted	$1.53	$1.43	$1.25

10.                         Unaudited Summaries of Quarterly Results:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$1,244,683	$1,402,798	$1,310,159	$1,324,248
Gross margin	431,325	473,814	457,376	423,095
Net income	64,452	81,441	73,810	42,982
Net income per common share*	$0.37	$0.47	$0.43	$0.26

2003
Net sales	$1,108,637	$1,256,183	$1,176,877	$1,208,474
Gross margin	380,832	417,521	408,382	397,648
Net income	57,478	72,715	69,605	47,677
Net income per common share*	$0.33	$0.42	$0.40	$0.28

2002
Net sales	$977,133	$1,105,165	$1,022,082	$1,058,272
Gross margin	334,413	364,745	355,347	341,414
Net income	50,207	63,768	61,060	41,894
Net income per common share*	$0.29	$0.37	$0.35	$0.24

* Figures represent diluted earnings per share.

11.                               Related Party Transactions:

The Company purchased a variety of merchandise in the ordinary course of business from entities owned or represented by non-employee family members of the Company’s former Chairman of the Board and the current Chairman of the Board and Chief Executive Officer.  These transactions totaled approximately $1.2 million, $17.8 million and $11.3 million in fiscal 2004, 2003 and 2002, respectively.  The Company also leased space in a building for storing merchandise from an entity in which the former Chairman of the Board and his brother each owns a 50% interest.  A total of $171,470 in rent was paid in fiscal 2002.  The term of this lease expired on April 30, 2002, and was not renewed.

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

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                 OTHER INFORMATION

None

PART III

ITEM 10.                                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 20, 2005, under the captions “Election of Directors” and “Corporate Governance” and is incorporated by reference herein.   The information required by this item as to compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and also is incorporated herein by reference.  The information required by this item as to executive officers is included in Item 4A in Part I of this report and also is incorporated herein by reference.

The Company has adopted: (i) a Code of Ethics that applies to the Chief Executive Officer and senior financial officers, including the Chief Financial Officer;  (ii) a Code of Business Conduct that governs the actions of all Company employees, including officers; and (iii) a Board of Directors Code of Business Conduct applicable to all directors (collectively the “Codes of Conduct”).  The Codes of Conduct are posted within the Investors section of the Company’s Internet Website at www.familydollar.com.  The Company will provide a copy of the Codes of Conduct to any Stockholder upon request.  Any amendments to and/or any waiver from a provision of any of the Codes of Conduct granted to any director, executive officer or any senior financial officer, must be approved by the Board of Directors and will be disclosed on the Company’s Internet Website within three business days following the amendment or waiver.  The information contained on or connected to the Company’s Internet Website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the Securities and Exchange Commission.

ITEM 11.                                   EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 20, 2005, under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12.                                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to security ownership by certain beneficial owners and management will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 20, 2005, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference.  The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and also is incorporated herein by reference.

ITEM 13.                                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 20, 2005, under the caption “Related Transactions” and is incorporated herein by reference.

ITEM 14.                                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 20, 2005, under the caption “Independent Accountants’ Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.                                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)                           Documents filed as part of this report:

1.                         Consolidated Financial Statements (See Item 8):

2.                         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements, and therefore, have been omitted.

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

3.                       Exhibits:

Exhibits incorporated by reference:

3(a)(i)                                                 Certificate of Incorporation, dated November 24, 1969, (filed as Exhibit 3(a) to the Company’s Registration Statement on Form S-1, No. 2-35468).

(ii)                                                 Certificate of Amendment, dated February 2, 1972, of Certificate of Incorporation (filed as Exhibit 3(a)(ii) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 31, 1980).

(iii)                                              Certificate of Amendment, dated January 23, 1979, of Certificate of Incorporation (filed as Exhibit 2 to the Company’s Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1979).

(iv)                                             Certificate of Amendment, dated January 20, 1983, of Certificate of Incorporation (filed as Exhibit 4(iv) to the Company’s Registration Statement on Form S-3, No. 2-85343).

(v)                                                Certificate of Amendment, dated January 16, 1986, of Certificate of Incorporation (filed as Exhibit 3(a)(v) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 31, 1986).

(vi)                                             Certificate of Amendment, dated January 15, 1987, of Certificate of Incorporation (filed as Exhibit 3(a)(vi) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 31, 1987).

(vii)                                          Certificate of Amendment, dated January 15, 1998, of Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8, No. 333-48751).

(viii)                                       Certificate of Amendment, dated January 17, 2002, of Certificate of Incorporation filed as Exhibit 3(i) to the Company’s Form 10-Q (File No. 1-6807) for the quarter ended March 2, 2002).

*                             10                            (i)                                      Family Dollar Compensation Deferral Plan (filed as Exhibit 10 to the Company’s Form 10-Q (File No. 1-6807) for the quarter ended March 1, 2003).

*                             10                            (ii)                                   Family Dollar Employee Savings and Retirement Plan and Trust, amended and restated as of January 1, 2002 (filed as Exhibit 10 (iii) to the Company’s Form 10-Q (File No. 1-6807) for the quarter ended March 2, 2002).

10                            (iii)                              Amended and Restated Credit Agreement, dated as of May 31, 2001, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A. (filed as Exhibit 10 to the Company’s Form 10-Q (File No. 1-6807) for the quarter ended June 2, 2001).

10                            (iv)                             Amendment dated as of May 29, 2003, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001 (filed as Exhibit 10(i) to the Company’s Form 10-Q (File No. 1-6807) for the quarter ended May 31, 2003).

10                            (v)                                Second Amendment dated as of May 27, 2004, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001 (filed as Exhibit 10(a) to the Company’s Form 8-K (File No. 1-6807) dated May 27, 2004.)

10                            (vi)                             Credit Agreement, dated as of August 7, 2001, between the Company and Family Dollar, Inc., as Borrower, and First Union National Bank (filed as Exhibit 10(i) to the Company’s Form 10-K (File No. 1-6807) for the year ended September 1, 2001).

10                            (vii)                          First Amendment dated as of May 29, 2003, between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, N.A., amending the Credit Agreement dated as of August 7, 2001 (filed as Exhibit 10(ii) to the Company’s Form 10-Q (File No. 1-6807) for the quarter ended May 31, 2003).

10                            (viii)                       Second Amendment dated as of May 27, 2004, between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, N.A.,

amending the Credit Agreement dated as of August 7, 2001 (filed as Exhibit 10(b) to the Company’s Form 8-K (File No. 1-6807) dated May 27, 2004.)

*                             10                            (ix)                                 Employment Agreement dated December 17, 1996, between the Company and R. James Kelly (filed as Exhibit 10(i) to the Company’s Form 10-Q (File No. 1-6807) for the quarter ended February 28, 1997).

*                             10                            (x)                                    Amendment dated June 21, 1999, to the Employment Agreement dated December 17, 1996, between the Company and R. James Kelly (filed as Exhibit 10(ii) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 28, 1999).

*                             10                            (xi)                                 Amendment dated September 2, 2001, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly (filed as Exhibit 10(iii) to the Company’s Form 10-K (File No. 1-6807) for the year ended September 1, 2001).

*                             10                            (xii)                              Amendment dated September 1, 2002, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly (filed as Exhibit 10(ii) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 31, 2002).

*                             10                            (xiii)                           Amendment dated August 31, 2003, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly (filed as Exhibit 10(ii) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 30, 2003).

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

*                             10                            (xvi)                          Amendment dated August 29, 1999, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 28, 1999).

*                             10                            (xvii)                       Amendment dated August 27, 2000, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 26, 2000).

*                             10                            (xviii)                    Amendment dated September 2, 2001, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(ii) to the Company’s Form 10-K (File No. 1-6807) for the year ended September 1, 2001).

*                             10                            (xix)                            Amendment dated September 1, 2002, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 31, 2002).

*                             10                            (xx)                               Amendment dated January 16, 2003, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine

(filed as Exhibit 10(i) to the Company’s Form 8-K (File No. 1-6807) dated January 16, 2003).

*                             10                            (xxi)                            Amendment dated August 31, 2003, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine (filed as Exhibit 10(i) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 30, 2003).

*                             10                            (xxii)                         Employment Agreement dated August 25, 2000, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(ii) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 26, 2000).

*                             10                            (xxiii)                      Amendment dated September 2, 2001, to the Employment Agreement dated August 25, 2000, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(iv) to the Company’s Form 10-K (File No. 1-6807) for the year ended September 1, 2001).

*                             10                            (xxiv)                     Amendment dated September 1, 2002, to the Employment Agreement dated August 25, 2000, as amended, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(iii) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 31, 2002).

*                             10                            (xxv)                        Amendment dated January 16, 2003, to the Employment Agreement dated April 25, 2000, as amended, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(ii) to the Company’s Form 8-K (File No. 1-6807) dated January 16, 2003).

*                             10                            (xxvi)                     Amendment dated August 31, 2003, to the Employment Agreement dated August 25, 2000, as amended, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(iii) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 30, 2003).

*                             10                            (xxvii)                  Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Form 8-K (File No. 1-6807) dated October 2, 2002).

*                             10                            (xxviii)               Family Dollar 2000 Outside Directors Plan, as amended as of November 5, 2003 (filed as Exhibit 10(iv) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 30, 2003).

14                                                                           Code of Ethics for Chief Executive and Senior Financial Officers (filed as Exhibit 14 to the Company’s Form 10-K (File No. 1-6807) for the year ended August 30, 2003).

Exhibits filed herewith:

3                                  (ii)                                 Bylaws, as amended on August 17, 2004.

*                             10                            (i)                                      Incentive Profit Sharing Plan, amended as of January 17, 2002.

*                             10                            (ii)                                   Amendment dated August 29, 2004, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine.

*                             10                            (iii)                                Amendment dated August 29, 2004, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly.

*                             10                            (iv)                               Amendment dated August 29, 2004, to the Employment Agreement dated August 25, 2000, as amended, between the Company and R. David Alexander, Jr.

*                             10                            (v)                                  Medical Expense Reimbursement Plan amended as of November 2, 2004.

*                             10                            (vi)                               Family Dollar Stores, Inc. 1989 Non-Qualified Stock Option Plan, amended as of August 17, 2004.

21                                                                           Subsidiaries of the Company.

23                                                                           Consent dated November 5, 2004, of PricewaterhouseCoopers LLP, independent registered public accounting firm.

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

(b)                                                                                                       Reports on Form 8-K:

(1)                                  A Current Report on Form 8-K, dated June 3, 2004, was furnished to the Securities and Exchange Commission (“SEC”) under Item 12 in connection with a news release reporting sales, including sales for the four-week period ended May 29, 2004.

(2)                            A Current Report on Form 8-K, dated June 24, 2004, was furnished to the SEC under Item 12 in connection with a news release reporting sales and earnings for the third quarter ended May 29, 2004, and other matters relating to the Company’s operations and financial condition.

(3)                            A Current Report on Form 8-K, dated July 8, 2004, was furnished to the SEC under Item 9 in connection with a news release reporting sales, including sales for the five-week period ended July 3, 2004.

(4)                            A Current Report on Form 8-K, dated August 5, 2004, was furnished to the SEC under Item 9 in connection with a news release reporting sales, including sales for the four-week period ended July 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date	November 2, 2004	By	/s/ Howard R. Levine
Howard R. Levine
Chairman of the Board
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Howard R. Levine	Chairman of the Board	November 2, 2004
Howard R. Levine	and Director
(Principal Executive Officer)

/s/ R. James Kelly	Vice Chairman-Chief	November 2, 2004
R. James Kelly	Financial Officer
(Principal Financial Officer)

/s/ George R. Mahoney, Jr.	Executive Vice President	November 2, 2004
George R. Mahoney, Jr.	and Director

/s/ C. Martin Sowers	Senior Vice President-	November 2, 2004
C. Martin Sowers	Finance (Principal
Accounting Officer)

/s/ Mark R. Bernstein	Director	November 2, 2004
Mark R. Bernstein

/s/ Sharon Allred Decker	Director	November 2, 2004
Sharon Allred Decker

/s/ Edward C. Dolby	Director	November 2, 2004
Edward C. Dolby

/s/ Glenn A. Eisenberg	Director	November 2, 2004
Glenn A. Eisenberg

/s/ James G. Martin	Director	November 2, 2004
James G. Martin