Form 10-Q
period 2004-11-27
FAMILY DOLLAR STORES INC
filed 2005-01-06
CIK 34408

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2004
Common Stock, $.10 par value	167,707,288 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	November 27, 2004	August 28, 2004
Assets
Current assets:
Cash and cash equivalents (Note 2)	$129,690	$149,602
Merchandise inventories	1,032,754	980,124
Deferred income taxes	80,681	77,341
Income tax refund receivable	—	1,304
Prepayments and other current assets	25,164	16,937
Total current assets	1,268,289	1,225,308

Property and equipment, net	944,585	926,514

Other assets	14,543	15,600

	$2,227,417	$2,167,422

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$695,316	$713,551
Income taxes payable	29,139	—
Total current liabilities	724,455	713,551

Deferred income taxes	95,055	93,471

Commitments and contingencies (Note 7)

Shareholders’ equity (Notes 5 and 6):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 187,961,963 shares at November 27, 2004 and 187,671,318 shares at August 28, 2004, and outstanding 167,687,643 shares at November 27,2004 and 167,396,998 shares at August 28, 2004	18,796	18,767
Capital in excess of par	113,232	106,853
Retained earnings	1,563,307	1,522,208
	1,695,335	1,647,828
Less common stock held in treasury, at cost (20,274,320 shares at November 27, 2004 and August 28, 2004) (Note 6)	287,428	287,428
Total shareholders’ equity	1,407,907	1,360,400

	$2,227,417	$2,167,422

See notes to consolidated condensed financial statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	November 27, 2004	November 29, 2003

Net sales	$1,380,245	$1,244,683

Cost and expenses:
Cost of sales	919,893	813,358
Selling, general and administrative expenses	373,724	329,826
Cost of sales and operating expenses	1,293,617	1,143,184

Income before provision for taxes on income	86,628	101,499
Provision for taxes on income	31,273	37,047

Net income	$55,355	$64,452

Net income per common share - Basic (Note 6)	$0.33	$0.37

Average shares - Basic (Note 6)	167,619	172,353

Net income per common share - Diluted (Note 6)	$0.33	$0.37

Average shares - Diluted (Note 6)	168,008	173,641

Dividends per common share	$0.085	$0.075

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(In thousands)	November 27, 2004	November 29, 2003
Cash flows from operating activities:
Net income	$55,355	$64,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,216	24,009
Deferred income taxes	(1,756)	972
Tax benefit from stock option exercises	972	1,901
Loss on disposition of property and equipment	497	1,809
Changes in operating assets and liabilities:
Merchandise inventories	(52,630)	7,412
Income tax refund receivable	1,304	—
Prepayments and other current assets	(8,227)	(9,416)
Other assets	1,057	(2,028)
Accounts payable and accrued liabilities	(18,243)	(43,198)
Income taxes payable	29,139	30,377
	32,684	76,290
Cash flows from investing activities:
Capital expenditures	(43,937)	(27,215)
Proceeds from dispositions of property and equipment	153	121
	(43,784)	(27,094)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	5,436	4,799
Payment of dividends	(14,248)	(12,917)
	(8,812)	(8,118)

Net change in cash and cash equivalents	(19,912)	41,078

Cash and cash equivalents at beginning of period	149,602	206,731

Cash and cash equivalents at end of period	$129,690	$247,809

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	—	—
Income taxes paid	1,613	3,798

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.             In the opinion of Family Dollar Stores, Inc. (the “Company”), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 27, 2004, and the results of operations and the cash flows for the quarters ended November 27, 2004, and November 29, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended August 28, 2004.

The results of operations for the quarter ended November 27, 2004, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the fiscal 2004 amounts have been made to conform to the fiscal 2005 presentation.

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

	Quarter Ended
	November 27, 2004	November 29, 2003
Net income-as reported	$55,355	$65,452

Pro forma stock-based compensation cost	(2,180)	(1,987)
Net income-pro forma	$53,175	$62,465

Net income per share as reported:
Basic	$.33	$.37
Diluted	$.33	$.37

Net income per share-pro forma:
Basic	$.32	$.36
Diluted	$.32	$.36

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

The following is a summary of transactions under the plan during the quarters ended November 27, 2004 and November 29, 2003 (In thousands, except per share amounts).

	Quarter Ended
	November 27, 2004		November 29, 2003
	Number of shares under option	Option price per share	Number of shares under option	Option price per share
Outstanding-beginning	5,956	$14.75-$44.00	5,001	$14.75-$39.00
Granted	1,775	$26.25-$32.25	1,780	$38.50-$44.00
Exercised	(291)	$15.50-$28.25	(238)	$15.00-$30.50
Cancelled	(85)		(66)
Outstanding-ending	7,355	$14.75-$44.00	6,477	$14.75-$44.00

Exercisable options	2,195	$14.75-$35.50	1,691	$14.75-$30.25

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

During the years ended August 27, 2004 and August 30, 2003, the Company purchased in the open market 5.6 million and 2.2 million shares, respectively, at a cost of $176.7 million and $65.9 million, respectively.  As of November 27, 2004, 2.2 million shares were authorized to be purchased.  No shares were purchased during the quarter ended November 27, 2004.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	Quarter Ended
	November 27, 2004	November 29, 2003
Basic Net Income Per Share:

Net Income	$55,355	$64,452

Weighted Average Number of Shares Outstanding	167,619	172,353

Net Income Per Common Share – Basic	$0.33	$0.37

Diluted Net Income Per Share:

Net Income	$55,355	$64,452

Weighted Average Number of Shares Outstanding	167,619	172,353

Effect of Dilutive Securities – Stock Options	389	1,288
Average Shares – Diluted	168,008	173,641

Net Income Per Common Share – Diluted	$0.33	$0.37

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

Pursuant to the Company’s motion, the Court dismissed approximately 2,200 plaintiffs for failure to respond to discovery.  Plaintiffs asked the Court to reconsider and the Court reinstated a number of those plaintiffs.  The Court also ruled that plaintiffs who failed to produce certain records by a deadline would be dismissed.  The total number of plaintiffs allowed to remain as parties remains unsettled and in dispute.  Approximately 990 of the 2,550 original plaintiffs have been dismissed and, subject to the Court’s rulings, approximately 445 additional plaintiffs could be dismissed.

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

8.             In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005.  The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.  The Company expects to adopt SFAS No. 123R during the first quarter of fiscal 2006, and has not made a determination as to the method it will adopt.  See Note 5 for disclosure of the pro forma effects of stock option grants as determined using the methodology prescribed under SFAS 123.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the periods ended November 27, 2004 and November 29, 2003.  This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended August 28, 2004 (“fiscal 2004”).

Liquidity and Capital Resources

The Company’s working capital increased $32.0 million from $511.8 million at August 28, 2004, to $543.8 million at November 27, 2004.  Changes in working capital and cash and cash equivalents during the first quarters of each of the years ending August 27, 2005 (“fiscal 2005”) and August 28, 2004 were primarily the result of earnings, changes in merchandise inventories, and capital expenditures.  The Company’s inventories at November 27, 2004, were approximately 10% higher on a per store basis than at November 29, 2003, excluding merchandise in transit to the distribution centers.  The Company aggressively set the stores to more effectively leverage increased holiday traffic.  Most of this increase was in basic consumable merchandise but the Company also selectively invested in more toys and other seasonal merchandise.  Both home decor and hanging apparel inventories at November 27, 2004 were at about the same levels as at November 29, 2003, as the Company positioned these areas more defensively to better control markdown exposure.

Capital expenditures for the quarter ended November 27, 2004, were approximately $43.9 million, and are currently expected to be approximately $270 million for fiscal 2005.  The majority of planned capital expenditures for fiscal 2005 is related to the Company’s new store expansion; existing store expansions, relocations and renovations; the completion of construction of an eighth distribution center and start of construction of a ninth full-service distribution center; expenditures related to store-focused technology infrastructure and the implementation of a cooler program for perishable goods in selected stores.  The new store expansion and eighth distribution center require additional investment in merchandise inventories.

The Company currently plans to open 500 to 560 stores and close 60 to 70 stores in fiscal 2005, resulting in approximately 8% to 9% net new store growth and 9% to 10% net square footage growth.  Urban markets will continue to be the focus with approximately 60% to 65% of the new stores expected to open in urban areas.    The Company also currently plans to expand or relocate approximately 45 stores and renovate approximately 110 stores in fiscal 2005. In fiscal 2004, the Company opened 500 stores and closed 61 stores, expanded or relocated 79 stores and renovated 116 stores.  In the first quarter of fiscal 2005, the Company opened 98 stores, closed 9 stores, expanded or relocated 15 stores and renovated 57 stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

The Company had unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 26, 2005, and the remaining $100 million expires on May 31, 2009.  The Company had no borrowings against these facilities during the quarter ended November 27, 2004.  Cash flow from current operations and available revolving credit facilities as discussed above are expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company’s Common Stock.

During the years ended August 27, 2004 and August 30, 2003, the Company purchased in the open market 5.6 million and 2.2 million shares, respectively, at a cost of $176.7 million and $65.9 million, respectively.  As of November 27, 2004, 2.2 million shares were authorized to be purchased.  No shares were purchased during the quarter ended November 27, 2004.

The following table shows the Company’s obligations and commitments as of November 27, 2004, to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	November 2005	November 2006	November 2007	November 2008	November 2009	Thereafter

Merchandise letters of credit	$76,579	$76,579	$	$	$	$	$
Operating leases	989,000	229,377	200,514	165,857	129,636	91,085	172,531
Construction obligations	23,498	23,498
Total Contractual Cash Obligations	$1,089,077	$329,454	$200,514	$165,857	$129,636	$91,085	$172,531

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of November 27, 2004 (in thousands):

Other Commercial Commitments	Total Amounts Committed

Standby letters of credit	$70,000
Surety bonds	6,233
Total Commercial Commitments	$76,223

At November 27, 2004, approximately $20.0 million of the merchandise letters of credit are included in accounts payable and accrued liabilities on the Company’s balance sheet.  A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these liabilities as described in the “Critical Accounting Policies” section of this discussion.

Results of Operations

In fiscal 2005, the Company is implementing four key initiatives designed to increase sales and earnings – the urban initiative; the introduction of additional “Treasure Hunt” merchandise; the installation of coolers in selected stores and the continuation of an aggressive store opening program.

•      Urban Initiative – Investments are being made in process changes, technology and people, including organizational changes to support a more mobile and flexible workforce, to improve the operating performance of more than 1,000 high volume stores in thirty large metropolitan markets.  During the first quarter ended November 27, 2004, the urban initiative was substantially implemented in approximately 300 stores.

•      Treasure Hunt Merchandise – The Company’s basic assortment of merchandise is being supplemented by additional opportunistically purchased goods which are designed to create more excitement in the stores throughout the year, with particular emphasis on the holiday season.

•      Coolers – The installation of coolers for the sale of perishable food will begin in the second quarter of fiscal 2005 and by the end of fiscal 2005 at least 500 stores are expected to have coolers.  In addition, the Company also plans to begin implementation by fiscal year-end of new point-of-sale software in selected stores to facilitate the acceptance of food stamps in stores with coolers, simplify cashier training, and speed up checkout processes.

•      New Stores – Family Dollar’s aggressive store opening program is continuing.  The Company’s current plan is to open 500 to 560 stores and close 60 to 70 stores, resulting in about 8% to 9% net store growth and 9% to 10% net square footage growth.  In the first quarter of fiscal 2005, the Company opened 98 stores, closed 9 stores, expanded or relocated 15 stores and renovated 116 stores.

Net sales

Net sales increased 10.9% ($135.6 million) in the quarter ended November 27, 2004, as compared with an increase of 12.3% ($136.0 million) in the quarter ended November 29, 2003.  The increase was attributable to an increase in sales in existing stores (stores opened more than 13 months) of approximately 2.5% ($30.3 million) with the balance of the increase primarily relating to sales from new stores opened as part of the Company’s store expansion program.  The existing stores sales increase of approximately 2.5% included increases of 1.5% in the September reporting period, 0.9% in the October reporting period and 5.2% in the November reporting period.  The Company estimates that approximately 1% of this existing stores sales increase is attributable to an advertising circular that was distributed in the first week of November.  The Company did not distribute a circular in the first quarter of fiscal 2004.

Sales of basic consumables, such as household chemicals, paper products and food, in the first quarter ended November 27, 2004, were good.  However, sales of more discretionary merchandise, including hanging apparel and home décor, were below the Company’s plan.  The 2.5% increase in sales in existing stores includes an increase of approximately 4.5% in sales of hardlines and a decrease of approximately 4.6% in sales of softlines.  Hardlines merchandise includes primarily household chemical and paper products, health and beauty aids, food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies.  Softlines merchandise includes men’s, women’s, boy’s, girl’s and infant’s clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

In the first quarter of fiscal 2005, the customer count, as measured by the number of register transactions in existing stores increased approximately 0.3% and the average transaction increased approximately 2.2% to $8.91.  Hardlines as a percentage of total sales increased to approximately 79.0% in the first quarter of fiscal 2005 compared to approximately 77.0% in the first quarter of fiscal 2004.  Softlines as a percentage of sales decreased to 21.0% in the first quarter of fiscal 2005 (with hanging apparel and shoes representing 10.5%, basic apparel 4.0% and domestics 6.5%) compared to 23.0% in the first quarter of fiscal 2004 (with hanging apparel and shoes representing 12.0%, basic apparel 4.0% and domestics 7.0%).

Sales in existing stores for the five week period ending January 1, 2005 increased approximately 4.0% above existing store sales for the similar period in the prior fiscal year.  The Company’s plan is for sales in existing stores in the four weeks ending January 29, 2005, to increase in the 2% to 3% range.  As the fiscal 2005 initiatives are implemented, the Company continues to expect that increases in sales in existing stores will be in the 3% to 5% range in the fourth quarter ending August 27, 2005.

The average number of stores open during the first quarter of fiscal 2005 was 8.7% more than during the first quarter of fiscal 2004.  The Company had 5,555 stores in operation at November 27, 2004, as compared with 5,102 stores in operation at November 29, 2003, representing an increase of approximately 8.9%.

Cost of Sales

Cost of sales increased 13.1% in the quarter ended November 27, 2004, as compared with the quarter ended November 29, 2003.  This increase primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 66.6% in the quarter ended November 27, 2004, compared with 65.3% in the quarter ended November 29, 2003.  The increase in the cost of sales percentage was due primarily to the continuing shift in the merchandise mix of sales to more lower margin basic consumables and less higher margin discretionary goods, increased shrinkage and increased freight costs due to higher fuel expense.  Sales of sharply priced merchandise in the advertising circular in the first week of November also contributed to the increase in cost of sales percentage.  These increases in the cost of sales percentage were partially offset by lower markdowns during the quarter ended November 27, 2004.  The Company is addressing the issue of shrinkage by implementing new loss prevention reports that provide more visibility to store level issues and by adding personnel to its Loss Prevention Department.  In addition, as part of its urban initiative, the Company is modifying its field management structure to increase management presence and the frequency of inspections in its urban markets.  The opening of the eighth distribution center in January 2005 will reduce the average distance between the stores and a distribution center and that reduction is expected to offset, to some degree, the higher fuel costs.

For fiscal 2005, the Company’s plan is for the cost of sales percentage to increase as compared to the percentage in fiscal 2004 due to the continuing effect of the factors discussed above.  These impacts should be most pronounced during the first half of fiscal 2005 and the shrink initiatives and new distribution center are expected to mitigate these impacts during the second half of fiscal 2005.

Selling, general and administrative

Selling, general and administrative expenses increased 13.3% in the quarter ended November 27, 2004, as compared with the quarter ended November 29, 2003.

The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation.  Selling, general and administrative expenses, as a percentage of net sales, were 27.1% in the quarter ended November 27, 2004, compared with 26.5% in the quarter ended November 29, 2003.  The percentage was adversely impacted by planned expenses incurred in connection with the urban initiative and other previously announced initiatives which are expected to positively impact sales later in the fiscal year (approximately 0.25%); and by insurance costs driven primarily by above normal hurricane damages (approximately 0.15%).  The incremental costs to distribute an advertising circular in November 2004 also impacted this percentage slightly (approximately 0.1%).

For fiscal 2005, the Company’s plan is for the selling, general and administrative expense percentage to increase as compared to the percentage in fiscal 2004.  The Company expects the funding of its various growth initiatives as previously mentioned to negatively impact its expense leverage for the year by approximately 0.4% of sales.

Provision for taxes on income

The effective tax rate was 36.1% for the quarter ended November 27, 2004, and 36.5% for the quarter ended November 29, 2003.  A retroactive reinstatement of certain federal jobs tax credits for employees hired after December 31, 2003 favorably impacted the effective tax rate in the first quarter of fiscal 2005.  For the remainder of fiscal 2005, the Company’s plan is for the effective tax rate to increase slightly compared to the rate in fiscal 2004 due to the effect of changes in state income taxes.

Based on the operating results for the first quarter ended November 27, 2004, and the Company’s plan for sales, cost of sales, selling, general and administrative expenses and tax rate, the Company’s current plan is for net income per diluted share of Common Stock to be between $1.53 and $1.55 in fiscal 2005.

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

Property and equipment:

Property and equipment is stated at cost.  Depreciation for financial reporting purposes is being provided principally by the straight-line method over the estimated useful lives of the related assets.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  The Company generally assigns no salvage value to property and equipment.  Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses on fixed assets have not been material to the Company’s financial position, liquidity or results of operations.

Insurance Liabilities:

The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs.  These costs are significant primarily due to the large number of the Company’s retail locations and employees.  Because the nature of these claims is such that there can be a significant lag from the incurrence of the claim (which is when the expense is accrued) until payment is made, the percentage increase in the accrual can be much more pronounced than the percentage increase in the expense.  The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.  Management reviews current and historical claims data in developing its estimates.  The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims.  If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the reported financial condition, liquidity or results of operations.

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

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings

The information in Note 7 to the Consolidated Condensed Financial Statements contained in Part 1, Item 1 of this Form 10-Q is incorporated herein by this reference.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

During the years ended August 27, 2004 and August 30, 2003, the Company purchased in the open market 5.6 million and 2.2 million shares, respectively, at a cost of $176.7 million and $65.9 million, respectively.  As of November 27, 2004, 2.2 million shares were authorized to be purchased.  No shares were purchased during the quarter ended November 27, 2004.  All shares have been purchased in open market transactions.  Shares purchased under the share repurchase authorization are held in treasury and currently a portion of such shares are reissued under the Family Dollar 2000 Outside Directors Plan.  There is no expiration date governing the period during which the Company can make share repurchases.  There are no other repurchase programs under which the Company is authorized to repurchase outstanding shares.

Item 5.                    Other Information

On January 6, 2005, the Company issued a news release with respect to the reporting of sales for the five-week period ended January 1, 2005, and the current plan for sales in existing stores in the four-week period ending January 29, 2005.  A copy of the news release is attached hereto as Exhibit 99 and is incorporated herein by reference.

Item 6.                    Exhibits

(a)	Exhibits filed herewith:

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	News Release dated January 6, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: January 5, 2005	/s/ R. James Kelly
R. James Kelly
Vice Chairman-Chief Financial Officer

Date: January 5, 2005	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President-Finance