Form 10-Q
period 2005-02-26
FAMILY DOLLAR STORES INC
filed 2005-04-07
CIK 34408

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2005
Common Stock, $.10 par value	166,750,054 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	February 26, 2005	August 28, 2004
		(As restated, See Note 9)
Assets
Current assets:
Cash and cash equivalents (Note 2)	$79,895	$87,023
Investment securities (Note 2)	203,255	120,840
Merchandise inventories	954,018	980,124
Deferred income taxes	89,793	84,084
Income tax refund receivable	—	1,304
Prepayments and other current assets	49,417	16,937
Total current assets	1,376,378	1,290,312

Property and equipment, net	957,289	918,449

Other assets	17,260	15,600

	$2,350,927	$2,224,361

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$807,115	$800,585
Income taxes payable	17,028	—
Total current liabilities	824,143	800,585

Deferred income taxes	90,103	86,694

Commitments and Contingencies (Note 7)

Shareholders’ equity (Notes 5 and 6):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 188,279,914 shares at February 26, 2005 and 187,671,318 shares at August 28, 2004, and outstanding 167,429,879 shares at February 26, 2005 and 167,396,998 shares at August 28, 2004	18,828	18,767
Capital in excess of par	121,198	106,853
Retained earnings	1,603,228	1,498,890
	1,743,254	1,624,510

Less common stock held in treasury, at cost (20,850,035 shares at February 26, 2005 and 20,274,320 shares at August 28, 2004) (Note 6)	306,573	287,428
Total shareholders’ equity	1,436,681	1,337,082

	$2,350,927	$2,224,361

See notes to consolidated condensed financial statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	February 26, 2005	February 28, 2004
		(As restated, See Note 9)

Net sales	$1,586,754	$1,402,798

Cost and expenses:
Cost of sales	1,065,835	928,984
Selling, general and administrative expenses	394,422	347,154
Cost of sales and operating expenses	1,460,257	1,276,138

Income before provision for taxes on income	126,497	126,660
Provision for taxes on income	46,424	46,228

Net income	$80,073	$80,432

Net income per common share - Basic (Note 6)	$0.48	$0.47

Average shares - Basic (Note 6)	167,723	172,061

Net income per common share - Diluted (Note 6)	$0.48	$0.46

Average shares - Diluted (Note 6)	168,361	173,003

Dividends per common share	$0.095	$0.085

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	First Half Ended
(In thousands, except per share amounts)	February 26, 2005	February 28, 2004
		(As restated, See Note 9)

Net sales	$2,966,999	$2,647,481

Cost and expenses:
Cost of sales	1,985,728	1,742,342
Selling, general and administrative expenses	769,609	678,583
Cost of sales and operating expenses	2,755,337	2,420,925

Income before provision for taxes on income	211,662	226,556
Provision for taxes on income	77,160	82,687

Net income	$134,502	$143,869

Net income per common share - Basic (Note 6)	$0.80	$0.84

Average shares - Basic (Note 6)	167,671	172,207

Net income per common share - Diluted (Note 6)	$0.80	$0.83

Average shares - Diluted (Note 6)	168,241	173,319

Dividends per common share	$0.18	$0.16

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended
(In thousands)	February 26, 2005	February 28, 2004
		(As restated, See Note 9)

Cash flows from operating activities:
Net income	$134,502	$143,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,066	50,458
Deferred income taxes	(2,300)	393
Tax benefit from stock option exercise	2,490	3,589
Loss on disposition of property and equipment	1,077	2,490
Changes in operating assets and liabilities:
Merchandise inventories	26,106	31,210
Income tax refund receivable	1,304	—
Prepayments and other current assets	(32,480)	(1,246)
Other assets	(1,660)	(1,939)
Accounts payable and accrued liabilities	(20,602)	20,913
Income taxes payable	17,028	15,735
	178,531	265,472
Cash flows from investing activities:
Purchases of investment securities	(193,200)	(242,015)
Sales of investment securities	110,785	129,009
Capital expenditures	(94,787)	(68,948)
Proceeds from dispositions of property and equipment	1,804	541
	(175,398)	(181,413)
Cash flows from financing activities:
Net purchases of stock for treasury	(19,145)	(33,426)
Change in cash overdrafts	25,471	(20,571)
Proceeds from exercise of employee stock options	11,916	10,267
Payment of dividends	(28,503)	(25,850)
	(10,261)	(69,580)

Net change in cash and cash equivalents	(7,128)	14,479

Cash and cash equivalents at beginning of period	$87,023	$80,994

Cash and cash equivalents at end of period	$79,895	$95,473

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	$—	$—
Income taxes paid	58,638	62,969

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.               In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 26, 2005, and the results of operations for the quarter and first half ended February 26, 2005 and February 28, 2004, and the cash flows for the first half ended February 26, 2005, and February 28, 2004.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended August 28, 2004, and Note 9 below.

The results of operations for the current quarter and first half ended February 26, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the fiscal 2004 amounts have been made to conform to the fiscal 2005 presentation.  These include investments in auction rate securities and variable rate demand notes, which had a change in classification from cash and cash equivalents to investment securities.  In addition, outstanding checks had a change in classification from cash and cash equivalents to accounts payable and accrued liabilities.

The Company manages its business on the basis of one reportable segment.

2.               The Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents.” The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds and other overnight investments.  The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

The items classified as investment securities are principally auction rate securities and variable rate demand notes.  The Company classifies all investment securities as available-for-sale.  Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within shareholders’ equity.  The securities that the Company has classified as available-for-sale generally trade at par and as a result typically do not have any realized or unrealized gains or losses.

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

4.               The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 26, 2005, and the remaining $100 million expires on May 31, 2009.  The Company expects that the facilities expiring on May 26, 2005, will be extended.  Any borrowings under these facilities are at a variable interest rate based on short-term market interest rates.  The Company had no borrowings against these facilities during the first half ended February 26, 2005.

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

The Company accounts for stock options granted to employees using the intrinsic value method, under which no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the date of the grant.  Had compensation cost for the stock options issued been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Quarter Ended		First Half Ended
	February 26, 2005	February 28, 2004(1)	February 26, 2005	February 28,2004(1)
Net income-as reported	$80,073	$80,432	$134,502	$143,869

Pro forma stock-based compensation cost	(2,272)	(2,190)	(4,360)	(4,111)
Net income-pro forma	$77,801	$78,242	$130,142	$139,758
Net income per share as reported:
Basic	$.48	$.47	$.80	$.84
Diluted	$.48	$.46	$.80	$.83

Net income per share-pro forma:
Basic	$.46	$.45	$.78	$.81
Diluted	$.46	$.45	$.78	$.81

(1) See Note 9

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

The following is a summary of transactions under the plan during the first half ended February 26, 2005 and February 28, 2004 (in thousands, except per share amounts).

	First Half Ended
	February 26, 2005		February 28, 2004
	Number of shares under option	Option price per share	Number of shares under option	Option price per share
Outstanding-beginning	5,956	$14.75-$44.00	5,001	$14.75-$39.00
Granted	1,851	$26.25-$33.25	1,850	$32.75-$44.00
Exercised	(609)	$14.75-$32.25	(516)	$15.00-$30.50
Cancelled	(189)		(142)
Outstanding-ending	7,009	$16.00-$44.00	6,193	$14.75-$44.00
Exercisable options	1,912	$16.00-$35.50	1,437	$14.75-$32.50

6.               Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock.  Such stock options are antidilutive (options for 1.9 million and 2.0 million shares for the second quarter and first half ended February 26, 2005, respectively) and were not included in the computation of diluted net income per share.  In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options had been exercised.

During the years ended August 28, 2004 and August 30, 2003, the Company purchased in the open market 5.6 million and 2.2 million shares, respectively, at a cost of $176.7 million and $65.9 million, respectively.  During the second quarter ended February 26, 2005, the Company purchased in the open market 578,800 shares at a cost of $19.2 million, leaving 1.6 million shares authorized to be purchased.

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	Quarter Ended
	February 26, 2005	February 28, 2004 (1)
Basic Net Income Per Share:

Net Income	$80,073	$80,432

Weighted Average Number of Shares Outstanding	167,723	172,061

Net Income Per Common Share – Basic	$.48	$.47

Diluted Net Income Per Share:

Net Income	$80,073	$80,432

Weighted Average Number of Shares Outstanding	$167,723	172,061

Effect of Dilutive Securities – Stock Options	638	942
Average Shares – Diluted	168,361	173,003

Net Income Per Common Share – Diluted	$.48	$.46

	First Half Ended
	February 26, 2005	February 28, 2004 (1)

Basic Net Income Per Share:

Net Income	$134,502	$143,869

Weighted Average Number of Shares Outstanding	167,671	172,207

Net Income Per Common Share – Basic	$.80	$.84

Diluted Net Income Per Share:

Net Income	$134,502	$143,869

Weighted Average Number of Shares Outstanding	167,671	172,207

Effect of Dilutive Securities – Stock Options	570	1,112
Average Shares – Diluted	168,241	173,319

Net Income Per Common Share – Diluted	$.80	$.83

(1) See Note 9

7.               On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  Thereafter, pursuant to the Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 then current employees.  After rulings by the Court on motions to dismiss certain plaintiffs filed by the Company and motions to reconsider filed by plaintiffs, 1,424 plaintiffs remain in the case.  No further motions to dismiss or reinstate plaintiffs remain pending.

The case has proceeded as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation, prejudgment interest, liquidated damages, an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper. Discovery is complete, the Court has denied the Company’s motion to decertify the case as a collective action, and trial is set for June 13, 2005, in Tuscaloosa, Alabama.  The Court has informed the parties that it has set aside June 13 through July 1 for the trial.  Plaintiffs’ motion for summary judgment with respect to 34 of the plaintiffs based on arguments regarding the number of employees supervised during the relevant time period remains under submission.

In general, the Company believes that the Store Managers are “exempt” employees under the FLSA and have been properly compensated, that this action should not proceed as a collective action, and that the Company has meritorious defenses that should enable it to ultimately prevail.  However, the outcome of any litigation is inherently uncertain.  The Company bears the burden of proof at trial of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that the Company will be successful in defending this action.  Limits the Court has imposed on the conduct of the trial and future rulings by the Court on both substantive and procedural motions and issues, including evidentiary issues at trial, may significantly impact the course and outcome of these proceedings.  Resolution of this matter could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

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

9.               On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”).  In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances), its then-current method of accounting for rent holidays and its then-current amortization of leasehold improvements were not in accordance with GAAP.  As a result, the Company is restating its consolidated condensed financial statements for the quarter ended November 27, 2004, and its consolidated financial statements for the fiscal years 2002 through 2004.

The Company previously amortized leasehold improvements over their estimated useful economic life of up to ten years.  In some cases this period extended into an option period for the lease. The Company will now amortize leasehold improvements over the shorter of the term of the related lease (generally five years) or the asset’s useful economic life. Further, the Company had recognized rent expense for leases beginning on the rent commencement date.  This had the effect of excluding the pre-opening period of its stores from the calculation of the period over which it expensed rent.  The Company now recognizes straight-line rent expense (including any rent adjustment during the lease term) over a period that includes the pre-opening period.  For tenant improvement allowances and rent holidays, the Company now records a deferred rent liability and amortizes the deferred rent over the terms of the leases as reductions to rent expense.  The restatement had no impact on historic or future cash flows or the timing of lease payments.

The Company previously recorded auction rate securities and variable rate demand notes as cash and cash equivalents and has reclassified these investments to investment securities.  Additionally, the Company has reclassified outstanding checks from cash and cash equivalents to accounts payable and accrued liabilities.  The reduction to cash and cash equivalents as of August 28, 2004 as a result of these reclassifications was approximately $62.6 million.

The effect of the restatement described above as well as the change in classification of investment securities and outstanding checks from cash and cash equivalents is as follows (in thousands except per share amounts):

Consolidated Condensed Balance Sheets

	As Previously Presented August 28, 2004	As Restated August 28, 2004
Cash and cash equivalents	149,602	87,023
Investment securities	—	120,840
Deferred income taxes	77,341	84,084
Total current assets	1,225,308	1,290,312
Property and equipment, net	926,514	918,449
Total assets	2,167,422	2,224,361
Accounts payable and accrued liabilities	713,551	800,585
Total current liabilities	713,551	800,585
Deferred income taxes	93,471	86,694
Retained earnings	1,522,208	1,498,890
Total shareholders’ equity	1,360,400	1,337,082
Total liabilities and shareholders’ equity	2,167,422	2,224,361

Consolidated Condensed Statements of Income (unaudited)

	As Previously Presented Quarter Ended February 28, 2004	As Restated Quarter Ended February 28, 2004
Selling, general and administrative expenses	345,560	347,154
Income before provision for taxes on income	128,254	126,660
Provision for taxes on income	46,813	46,228
Net income	81,441	80,432
Net income per common share - Basic	0.47	0.47
Net income per common share - Diluted	0.47	0.46

	As Previously Presented First Half Ended February 28, 2004	As Restated First Half Ended February 28, 2004
Selling, general and administrative expenses	675,386	678,583
Income before provision for taxes on income	229,753	226,556
Provision for taxes on income	83,860	82,687
Net income	145,893	143,869
Net income per common share - Basic	0.85	0.84
Net income per common share - Diluted	0.84	0.83

Consolidated Condensed Statements of Cash Flows (unaudited)

	As Previously Presented First Half Ended February 28, 2004	As Restated First Half Ended February 28, 2004

Net income	145,893	143,869
Depreciation and amortization	48,444	50,458
Deferred income taxes	1,566	393
Accounts payable and accrued liabilities	19,136	20,913
Cash flows from operating activities	261,289	265,472

Purchases of investment securities	—	(242,015)
Sales of investment securities	—	129,009
Capital expenditures	(68,354)	(68,948)
Cash flows from investing activities	(67,813)	(181,413)

Change in cash overdrafts	—	(20,571)
Cash flows from financing activities	(49,009)	(69,580)

Net change in cash and cash equivalents	148,056	14,479
Cash and cash equivalents at beginning of period	206,731	80,994
Cash and cash equivalents at end of period	354,787	95,473

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the thirteen week periods ended February 26, 2005 and February 28, 2004 (the “2005 second quarter” and “2004 second quarter”, respectively) and the twenty six week periods ended on the same dates (the “first half of 2005” and “first half of 2004”, respectively).  This discussion should be read in conjunction with, and is qualified by, the financial statements included in this quarterly report, the financial statements for the year ended August 28, 2004 (“fiscal 2004”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), both contained in the Company’s Annual Report on
Form 10-K for fiscal 2004.  This discussion reflects the Company’s correction of certain lease accounting practices and the restatement of its financial statements as described in Note 9 to the consolidated condensed financial statements.

This discussion contains forward-looking statements which are identified by such words as “expect,” “plan,” “anticipates” and similar phrases or words.  All such forward-looking statements are subject to the Cautionary Note Regarding Forward-Looking Statements set forth following this MD&A.

Results of Operations

Fiscal 2005 Outlook

In the fiscal year ending August 27, 2005 (“fiscal 2005”), the Company is implementing four key initiatives designed to increase sales and earnings – the urban initiative; the introduction of additional “Treasure Hunt” merchandise; the installation of coolers in selected stores and the continuation of an aggressive store opening program.

•                  Urban Initiative – Investments are being made in people, process changes and technology, including organizational changes to support a more mobile and flexible workforce, to improve the operating performance of more than 1,000 high volume stores in large metropolitan markets.  During the first half of 2005, the urban initiative was substantially implemented in approximately 500 stores.

•                  Treasure Hunt Merchandise – The Company’s basic assortment of merchandise is being supplemented by additional opportunistically purchased goods which are designed to create more excitement in the stores throughout the year, with particular emphasis on the holiday season.

•                  Coolers – The installation of coolers for the sale of perishable food began in the 2005 second quarter.  During the 2005 second quarter, coolers were installed and stocked in approximately 200 stores.  The Company plans to have coolers installed in more than 500 stores by the end of fiscal 2005.  In addition, the Company also plans to begin implementation by fiscal year-end of new point-of-sale software in selected stores to facilitate the acceptance of food stamps in stores with coolers, simplify cashier training, and speed up checkout processes.

•                  New Stores – Family Dollar’s aggressive store opening program is continuing.  The Company’s current plan is to open 500 to 560 stores and close 60 to 70 stores, resulting in about 8% to 9% net store growth and 9% to 10% net square footage growth in fiscal 2005.  In the first half of 2005, the Company opened 188 stores and closed 54 stores.

Based on the operating results for the first half of fiscal 2005, as discussed below, and the Company’s plans for the second half of 2005, the Company currently expects net income per diluted share of Common Stock to be between $1.49 and $1.52 for fiscal 2005, compared to $1.50 in fiscal 2004.  These numbers reflect a reduction of net income per diluted share of $0.03 in fiscal 2004 and a similar estimated impact in fiscal 2005 as a result of the correction of lease accounting practices as discussed in Note 9.

Net sales

Net sales increased 13.1% ($184.0 million) in the 2005 second quarter, as compared with an increase of 11.7% ($146.6 million) in the 2004 second quarter, and increased 12.1% ($319.5 million) in the first half of 2005, as compared with an increase of 12.0% ($282.7 million) in the first half of 2004.  These increases were attributable to an increase in sales in comparable stores (stores open more than 13 months) for the 2005 second quarter and first half of 4.5% ($62.2 million) and 3.6% ($92.4 million), respectively, with the balance of the increases primarily relating to sales from new stores opened as part of the Company’s new store expansion program.  Sales of lower margin basic consumables continued to be stronger than sales of higher margin discretionary goods in both the 2005 second quarter and first half.  Despite comparable store sales growth in home and seasonal merchandise in the 2005 second quarter, sales of more discretionary merchandise, including hanging apparel and domestics, continued to be below the Company’s plan for the first half of 2005.

The comparable store sales of 4.5% for the 2005 second quarter included increases of 4.0% in the December reporting period, 5.2% in the January reporting period and 4.9% in the February reporting period.  The 4.5% increase in comparable store sales includes an increase of approximately 5.8% in the sales of hardline merchandise and no change in the sales of softline merchandise.  In the 2005 second quarter, the customer count, as measured by the number of register transactions in comparable stores, increased approximately 0.7% and the average transaction increased approximately 3.7% to $9.87 over the 2004 second quarter.  Hardlines as a percentage of total sales increased to approximately 78.7% in the 2005 second quarter compared to approximately 77.8% in the 2004 second quarter.  Softlines as a percentage of sales decreased to 21.3% in the 2005 second quarter compared to approximately 22.2% in the 2004 second quarter.

The comparable store sales of 3.6% for the first half of 2005 included an increase of 5.2% in hardline merchandise and a decrease of approximately 2.0% in softline merchandise.  In the first half of 2005, the customer count increased approximately 0.5% and the average transaction increased approximately 3.0% to $9.40 over the first half of 2004.  Hardlines as a percentage of total sales increased to approximately 78.9% in the first half of 2005 compared to approximately 77.6% in the first half of 2004.  Softlines as a percentage of sales decreased to 21.1% in the first half of 2005 compared to approximately 22.4% in the first half of 2004.

Hardline merchandise includes primarily household chemical and paper products, health and beauty aids, food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies.  Softline merchandise includes men’s, women’s, boy’s, girl’s and infant’s clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

The average number of stores open during the first half of 2005 was 8.6% more than stores open during the first half of 2004.  The Company had 5,600 stores in operation at the end of the 2005 second quarter, as compared with 5,175 stores in operation at the end of the 2004 second quarter, representing an increase of approximately 8.2%.

Sales in comparable stores for the five-week period ended April 2, 2005, increased approximately 2.4% above comparable store sales for the similar period in the prior fiscal year, including an increase of approximately 4.0% in sales of hardlines and a decrease of approximately 2.9% in sales of softlines.  The Company’s plan is for sales in comparable stores in the four-week period ending April 30, 2005, to increase in the 3% to 5% range.

Cost of Sales

Cost of sales increased 14.7% in the 2005 second quarter, as compared with the 2004 second quarter, and increased 14.0% in the first half of 2005, as compared to the first half of 2004.  These increases primarily reflected the additional sales volume between these periods.  Cost of sales, as a percentage of net sales, was 67.2% in the 2005 second quarter, compared with 66.2% in the 2004 second quarter, and was 66.9% in the first half of 2005 compared with 65.8% in the same period in 2004.  These increases in the cost of sales percentages for both the 2005 second quarter and first half were due primarily to the continuing shift in the merchandise mix of sales to more lower margin basic consumables and less higher margin discretionary goods, increased shrinkage and increased freight costs due to higher fuel expense.  The increases in the cost of sales percentage were partially offset by lower markdowns during the 2005 second quarter and first half as compared to the prior fiscal year.

Shrinkage in the 2005 second quarter was less of an adverse factor than in the 2005 first quarter as the Company continues implementing new loss prevention reports that provide more visibility to store level issues and adding personnel to its Loss Prevention Department.  In addition, as part of its urban initiative, the Company is modifying its field management structure to increase management presence and the frequency of inspections in its urban markets.  The Company’s eighth distribution center which opened in Marianna, Florida in January 2005 will reduce the average distance between stores and a distribution center which should mitigate some of the negative impact of rising fuel costs.

For fiscal 2005, the Company’s plan is for the cost of sales percentage to increase as compared to the percentage in fiscal 2004 due to the continuing effect of the factors discussed above.  The shrink initiatives and new distribution center are expected to mitigate these impacts during the second half of fiscal 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 13.6% in the 2005 second quarter, as compared with the 2004 second quarter, and increased 13.4% in the first half of 2005, as compared with the first half of 2004.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  Selling, general and administrative expenses, as a percentage of net sales, were 24.9% in the 2005 second quarter, as compared with 24.8% in the 2004 second quarter, and were 25.9% in the first half of 2005, as compared with 25.6% in the first half of 2004. The increases in the percentages for both the 2005 second quarter and first half were due primarily to planned expenses incurred in connection with previously announced initiatives, mainly payroll costs related to the urban initiative (approximately 0.3% of sales for both the 2005 second quarter and first half) and increased legal related costs (approximately 0.1% of sales for both the 2005 second quarter and first half).  As a result of the 4.5% increase in sales in comparable stores in the 2005 second quarter, most other costs in such period were leveraged.

For fiscal 2005, the Company’s plan is for the selling, general and administrative expense percentage to increase as compared to the percentage in fiscal 2004.  The Company expects the funding of its various growth initiatives as previously mentioned to negatively impact its expense leverage in fiscal 2005 by approximately 0.4% of sales.

Provision for taxes on income

The effective tax rate was 36.7% for the 2005 second quarter, as compared with 36.5% for the 2004 second quarter, and was 36.5% for the first half of 2005 and first half of 2004.  For the remainder of fiscal 2005, the Company’s plan is for the effective tax rate to remain at approximately 36.7%.

Liquidity and Capital Resources

At the end of the 2005 second quarter, the Company had working capital of $552.2 million and no outstanding borrowings.  Changes in working capital during the first half of each of fiscal 2005 and fiscal 2004 were primarily the result of earnings, capital expenditures and repurchases of the Company’s Common Stock.  The Company’s inventories at the end of the 2005 second quarter were approximately 5% higher on a per store basis than at the end of the 2004 second quarter, excluding merchandise in transit to the distribution centers.  The majority of this increase was in basic consumable merchandise.  Earlier receipt this year of spring merchandise also contributed to the increase.  The Company expects that inventory on a per store basis will continue to be gradually reduced due to programs focusing on improving inventory productivity.

Capital expenditures for the first half of 2005, were approximately $94.8 million, and are currently expected to be approximately $250 to $270 million for fiscal 2005.  The majority of planned capital expenditures for fiscal 2005 is related to the Company’s new store expansion; existing store expansions, relocations and renovations; the completion of construction of the eighth distribution center and start of construction of a ninth full-service distribution center; expenditures related to store-focused technology infrastructure and the continued implementation of a cooler program for perishable goods in selected stores.  The new store expansion and eighth distribution center require additional investment in merchandise inventories.

The Company currently plans to open 500 to 560 stores and close 60 to 70 stores in fiscal 2005, resulting in approximately 8% to 9% net new store growth and 9% to 10% net square footage growth.  Urban markets will continue to be the focus with approximately 60% to 65% of the new stores expected to open in urban areas.  The Company also currently plans to expand or relocate approximately 45 stores and renovate approximately 110 stores in fiscal 2005. In fiscal 2004, the Company opened 500 stores and closed 61 stores, expanded or relocated 79 stores and renovated 116 stores.  In the first half of 2005, the Company opened 188 stores, closed 54 stores, expanded or relocated 27 stores and renovated 80 stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

The Company had unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  One hundred million dollars of the facilities expires on May 26, 2005, and the remaining $100 million expires on May 31, 2009.  The Company had no borrowings against these facilities during the first half of 2005.  Cash flow from current operations and available revolving credit facilities as discussed above are expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company’s Common Stock.

During fiscal 2004 and the year ended August 30, 2003, the Company purchased in the open market 5.6 million and 2.2 million shares, respectively, at a cost of $176.7 million and $65.9 million, respectively.  During the 2005 second quarter, the Company purchased in the open market 578,800 shares of the Company’s Common Stock at a cost of $19.2 million, leaving 1.6 million shares authorized to be purchased.

The following table shows the Company’s obligations and commitments as of the end of the 2005 second quarter to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	February 2006	February 2007	February 2008	February 2009	February 2010	Thereafter
Merchandise letters of credit	$70,543	$70,543	$	$	$	$	$
Operating leases	983,356	228,714	200,156	164,269	128,467	88,319	173,431
Construction obligations	23,543	23,543
Total Contractual Cash Obligations	$1,077,442	$322,800	$200,156	$164,269	$128,467	$88,319	$173,431

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of the end of the 2005 second quarter (in thousands):

Other Commercial Commitments	Total Amounts Committed

Standby letters of credit	$92,490
Surety bonds	6,452
Total Commercial Commitments	$98,942

At the end of the 2005 second quarter, approximately $33.7 million of the merchandise letters of credit are included in accounts payable and accrued liabilities on the Company’s balance sheet.  A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion.

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

Property and Equipment:

Property and equipment is stated at cost.  Depreciation for financial reporting purposes is being provided principally by the straight-line method over the estimated useful lives of the related assets.  For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five years) or the asset’s useful economic life.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  The Company generally assigns no salvage value to property and equipment.  Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses on fixed assets have not been material to the Company’s financial position and results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q, or in other public filings, press releases, or other written or oral communications made by the Company or the Company’s representatives, which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s plans, activities or events which the Company expects will or may occur in the future such as, without limitation, future capital expenditures, store openings, closings, renovations, expansions and relocations, additional distribution facilities, sales, cost of sales, expenses, the outcome of legal proceedings and other aspects of the Company’s business and operations. These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and similar terms and expressions.  Various risks, uncertainties and other factors may cause actual results to differ materially from those expressed in such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to:

•                  Competitive factors and pricing pressures

•                  Changes in economic conditions

•                  The impact of acts of war or terrorism

•                  Changes in consumer demand and product mix

•                  Unusual weather that may impact sales

•                  The impact of inflation

•                  Merchandise supply and pricing constraints

•                  Success of merchandising and marketing programs

•                  General transportation or distribution delays or interruptions

•                  Dependence on imports, changes in currency exchange rates, trade restrictions, tariffs, quotas and freight rates

•                  Availability of real estate, and costs and delays associated with building, opening and operating new distribution facilities and stores

•                  Costs, potential problems and achievement of results associated with the implementation of new programs, systems and technology, including supply chain systems, store technology, cooler installations and urban initiative programs

•                  Changes in food and energy prices and the impact on consumer spending and the Company’s costs

•                  Changes in shrinkage

•                  Adverse impacts associated with legal proceedings and claims

•                  Changes in health care and other insurance costs

•                  Changes in the Company’s ability to attract and retain employees

•                  Changes in state or federal legislation or regulations, including the effects of legislation and regulations on wage levels and entitlement programs

Consequently, all of the forward-looking statements made by the Company in this and other documents or statements are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.  Except as required by applicable securities laws, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

Item 4.             Controls and Procedures

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Consistent with the suggestion of the SEC, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

In March 2005, after consulting with its Audit Committee, the Company concluded that its financial statements for the first quarter of fiscal 2005 and for the years ended August 28, 2004, August 30, 2003 and August 31, 2002 should be restated to correct certain errors relating to accounting for leased properties and therefore should no longer be relied upon. The Company has discussed this restatement with its independent registered public accountants. On March 22, 2005, the Company issued a press release announcing the intended restatement of the Company’s historical financial statements and filed a report on Form 8-K with the SEC advising that the Company’s prior financial statements should no longer be relied upon.

The Company does not consider the impact of correcting the previously issued financial statements to be material with respect to any individual reporting period.  However, because the cumulative effect of such change, if recorded in the current quarterly period, would be material to that period, the Company determined that a restatement of prior period financial statements was appropriate.  See Note 9 to the consolidated condensed financial statements.

There was no change in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to such quarter end, the Company effected a change in its internal control over financial reporting (as defined in Rule
13a-15(f) under the Exchange Act) to remediate internal control deficiencies related to the application of our lease accounting policies and practices that led to the restatement noted herein. As further discussed in Note 9 to the consolidated condensed financial statements, the Company has corrected its lease accounting practices to amortize leasehold improvements over the shorter of the term of the related lease (generally five years) or the asset’s useful economic life.  For tenant improvement allowances and rent holidays, the Company now records a deferred rent liability and amortizes the deferred rent over the terms of the leases as reductions to rent expense.  In addition, the Company now recognizes straight-line rent expense (including any rent adjustment during the lease term) over a period that includes the pre-opening period. The Company has implemented additional review processes over its leasing arrangements to ensure the collection and communication of information necessary for the proper accounting for each lease in accordance with generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

The information in Note 7 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Shares of Common Stock repurchased by the Company during the quarter ended February 26, 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December
11/28/04-1/1/05	—	$—	—	2,221,700

January
1/2/05-1/29/05	—	$—	—	2,221,700

February
1/30/05-2/26/05	578,800	$33.15	578,800	1,642,900
Total	578,800	$33.15	578,800	1,642,900

During the years ended August 28, 2004 and August 30, 2003 the Company purchased in the open market 5.6 million and 2.2 million shares, respectively, at a cost of $176.7 million and $65.9 million, respectively.  During the second quarter ended February 26, 2005, the Company purchased in the open market 578,800 shares of the Company’s Common Stock at a cost of $19.2 million, leaving 1.6 million shares authorized to be purchased.  Shares purchased under the share repurchase authorization are held in treasury and currently a portion of such shares are reissued under the Family Dollar 2000 Outside Directors Plan.  There is no expiration date governing the period during which the Company can make share repurchases.  There are no other repurchase programs under which the Company is authorized to repurchase outstanding shares.

Item 4.             Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held January 20, 2005, stockholders voted to:

(a)                                  Elect to the Board of Directors of the Company the seven nominees named in the Proxy Statement for the Annual Meeting as follows:

Nominee	Shares Voting For	Shares Withholding Authority to Vote
Howard R. Levine	153,110,463	3,272,208
George R. Mahoney, Jr.	153,362,318	3,020,353
Mark R. Bernstein	114,971,713	41,410,958
Sharon Allred Decker	125,560,649	30,822,022
Edward C. Dolby	154,544,008	1,838,663
Glenn A. Eisenberg	154,588,532	1,794,139
James G. Martin	125,544,677	30,837,994

(b)                                 Approve an amendment to the Company’s 1989 Non-Qualified Stock Option Plan to amend the term and vesting provisions applicable to certain outstanding awards of options upon an optionee’s retirement, with 141,347,224 shares voted for, 13,985,940 against and 1,049,495 shares abstaining.

(c)                                  Ratify the action of the Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent registered public accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 27, 2005, with 154,271,745 shares voted for, 592,266 shares against and 1,518,657 abstaining

There were no broker non-votes on the matters presented and no abstentions with respect to the election to the Board of Directors.

Item 5.             Other Information

On April 7, 2005, the Company issued a news release with respect to the reporting of sales for the five-week period ended April 2, 2005, and the current plan for sales in comparable stores for the four-week period ending April 30, 2005.  A copy of the news release is attached hereto as Exhibit 99 and is incorporated herein by reference.

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

99                                    News Release dated April 7, 2005

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: April 7, 2005	/s/ R. James Kelly
R. JAMES KELLY
Vice Chairman-Chief Financial Officer

Date: April 7, 2005	/s/ C. Martin Sowers
C. MARTIN SOWERS
Senior Vice President-Finance