Form 10-K/A
period 2004-08-28
FAMILY DOLLAR STORES INC
filed 2005-04-15
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 28, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-6807

FAMILY DOLLAR STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0942963
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10401 Monroe Road, Matthews, North Carolina	28105
(Address of principal executive offices)	(Zip Code)

P. O. Box 1017, Charlotte, North Carolina 28201-1017
(Mailing address)

Registrant’s telephone number, including area code	(704) 847-6961

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered_
Common Stock, $.10 Par Value	New York Stock Exchange

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

Explanatory Note

This Amendment No. 1 to the Family Dollar Stores, Inc. (the "Company") Annual Report on Form 10-K/A for the fiscal year ended August 28, 2004 ("fiscal 2004"), is being filed in order to correct its previously issued consolidated financial statements for fiscal 2004 and for the fiscal years ended August 30, 2003 ("fiscal 2003") and August 31, 2002 ("fiscal 2002"). The corrections are to properly account for tenant improvement allowances, rent holidays and leasehold improvement amortization in accordance with generally accepted accounting principles in the United States of America. See Note 13 to the consolidated financial statements for additional discussion.

Except as expressly noted herein, this Amendment No. 1 to the Annual Report on Form 10-K/A does not reflect events occurring after the November 5, 2004 filing of our Annual Report on Form 10-K for fiscal 2004 or modify or update the disclosures set forth in that Annual Report on Form 10-K in any way, except as required to reflect the effects of the restatement of our financial statements for the 2002, 2003 and 2004 fiscal years or as deemed necessary in connection with the completion of restated financial statements. All information in this Amendment No. 1 to Annual Report on Form 10-K/A is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-K, including but not limited to our Reports on Form 10-Q for the first quarter ended November 27, 2004, and for the first half ended February 26, 2005.

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

ITEM 6.                             SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

The five year selected financial data presented below has been revised to reflect a restatement.  See Note 13 in the accompanying consolidated financial statements for information on the restatement.

Years Ended (In thousands, except per share amounts and store data)	August 28, 2004	August 30, 2003	August 31, 2002	September 1, 2001 (2)	August 26, 2000 (2)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net sales	$5,281,888	$4,750,171	$4,162,652	$3,665,362	$3,132,639
Cost of sales and operating expenses	4,875,226	4,367,027	3,827,582	3,372,094	2,865,435
Income before income taxes	406,662	383,144	335,070	293,268	267,204
Income taxes	148,758	139,835	122,288	107,025	97,533
Net income	257,904	243,309	212,782	186,243	169,671
Earnings per common share:
Net income (1)	$1.50	$1.40	$1.22	$1.08	$.98
Dividends declared	$56,077	$49,890	$44,106	$40,352	$36,858
Dividends declared per common share	$0.33	$0.29	$.25 1/2	$.23 1/2	$.21 1/2
Total assets	$2,224,361	$2,065,392	$1,818,541	$1,467,866	$1,327,364
Working capital	$489,727	$541,913	$507,945	$404,087	$331,271
Shareholders’ equity	$1,337,082	$1,292,432	$1,140,577	$948,791	$791,001
Stores opened	500	475	525	502	406
Stores closed	(61)	(64)	(50)	(50)	(41)
Number of stores - end of year	5,466	5,027	4,616	4,141	3,689

(1) Figures represent diluted earnings per common share.

(2)		As Previously Presented September 1, 2001	As Restated September 1, 2001	As Previously Presented August 26, 2000	As Restated August 26, 2000
	Cost of sales and operating expenses	3,366,940	3,372,094	2,861,728	2,865,435
	Income before income taxes	298,422	293,268	270,911	267,204
	Income taxes	108,917	107,025	98,894	97,533
	Net income	189,505	186,243	172,017	169,671
	Earnings per common share:
	Net income	1.10	1.08	1.00	0.98
	Total assets	1,399,745	1,467,866	1,243,714	1,327,364
	Working capital	416,971	404,087	338,655	331,271
	Shareholders' equity
	Beginning of year	797,964	791,001	690,650	686,035
	End of year	959,015	948,791	797,964	791,001

The Company did not have any long-term debt at the end of each of its last five fiscal years.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has restated the Consolidated Balance Sheets at August 28, 2004 and August 30, 2003, and the Consolidated Statements of Income, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows for the years ended August 28, 2004, August 30, 2003 and August 31, 2002 in this Annual Report on Form 10-K.  See Note 13 to the accompanying consolidated financial statements.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately 12.9% ($157.7 million) in fiscal 2004 compared with fiscal 2003, and approximately 15.1% ($160.4 million) in fiscal 2003 compared with fiscal 2002.  The increases in these expenses primarily were attributable to additional costs arising from the continued growth in the number of stores in operation and the continued ramp-up of the seventh distribution center.  As a percentage of net sales, selling, general and administrative expenses were 26.1% in fiscal 2004, 25.7% in fiscal 2003 and 25.5% in fiscal 2002.  The increase in selling, general and administrative expenses as a percentage of net sales for fiscal 2004 was due primarily to below plan sales which negatively impacted the Company’s ability to leverage its cost structure.  In addition, the effect of the change in treatment of certain vendor allowances mentioned previously (approximately 0.1% of sales) negatively impacted expense leverage.  This change will not impact the comparability of future years.  Continued increases in insurance costs, primarily workers’ compensation (approximately 0.1% of sales), and increased rent (approximately 0.1% of sales) also adversely impacted expense leverage.  The workers’ compensation cost increase is due in large part to the continued growth in the number of associates and to an increase in the average claim amount primarily due to medical cost increases.  While the Company is aggressively working to reduce the frequency and severity of claims through corporate preventative initiatives, those costs are expected to continue to increase faster than sales in the near term.  The rent increase related in part to the Company’s opening of more build-to-suit and other new store construction.  The increase in the selling, general and administrative expense percentage of sales for fiscal 2004 was offset slightly by a reduction in bonus costs (approximately 0.1% of sales) as the Company did not reach the earnings target necessary for payment of full bonuses.

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

Liquidity and Capital Resources

The Company has consistently maintained a strong liquidity position.  Cash provided by operating activities during fiscal 2004 was $376.5 million as compared to $339.1 million in fiscal 2003 and $415.1 million in fiscal 2002.  These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s Common Stock.  In addition, the Company maintains $200 million of unsecured revolving credit facilities with banks for short-term financing of seasonal cash needs.  One hundred million dollars of the facilities expires on May 26, 2005 and the remaining $100 million expires on May 31, 2009.  The Company had no borrowings against these facilities during fiscal 2004.  There were no long-term borrowings during fiscal 2004, 2003 or 2002.

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

The slight decrease in capital expenditures to $218.7 million in fiscal 2004 from $220.3 million in fiscal 2003 primarily was due to the fact that substantially more expenditures were incurred in fiscal 2003 to complete construction of the seventh distribution center than were incurred in fiscal 2004 to begin construction of the eighth distribution center.  Capital expenditures for fiscal 2005 are expected to be approximately $270 million, which primarily represent estimated expenditures for new store expansion, including construction of an increased number of stores, existing store expansion, relocation, and renovation, the completion of construction of the eighth distribution center and start of construction of the ninth distribution center, expenditures related to store-focused technology infrastructure and the implementation of a cooler program for perishable goods in selected stores.  The new store expansion and eighth distribution center will also require additional investment in merchandise inventories.

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

The following table shows the Company’s obligations and commitments as of August 28, 2004, to make future payments under contractual obligations (In thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	August 2005	August 2006	August 2007	August 2008	August 2009	Thereafter
Merchandise letters of credit	$91,360	$91,360	$	$	$	$	$
Operating leases	949,162	220,975	194,339	160,860	123,777	86,389	162,822
Construction obligations	41,326	41,326
Total Contractual Cash Obligations	$1,081,848	$353,661	$194,339	$160,860	$123,777	$86,389	$162,822

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of August 28, 2004 (In thousands):

Other Commercial Commitments	Total Amounts Committed
Standby letters of credit	$70,000
Surety bonds	6,167
Total Commercial Commitments	$76,167

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

Property and Equipment:

Property and equipment is stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five years) or the asset's useful economic life.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  The Company generally assigns no salvage value to property and equipment.  Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses on fixed assets have not been material to the Company’s financial position and results of operations.

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

As discussed in Note 13, the Company’s consolidated financial statements have been restated.

PricewaterhouseCoopers LLP

November 2, 2004, except for Note 13 for which the date is April 14, 2005

Charlotte, North Carolina

Family Dollar Stores, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years Ended (In thousands, except per share amounts)	August 28, 2004	August 30, 2003	August 31, 2002
	(as restated)	(as restated)	(as restated)
Net sales	$5,281,888	$4,750,171	$4,162,652
Costs and expenses:
Cost of sales	3,496,278	3,145,788	2,766,733
Selling, general and administrative	1,378,948	1,221,239	1,060,849
Cost of sales and operating expenses	4,875,226	4,367,027	3,827,582

Income before income taxes	406,662	383,144	335,070
Income taxes (Note 5)	148,758	139,835	122,288

Net income	$257,904	$243,309	$212,782
Net income per common share - basic (Note 10)	$1.51	$1.41	$1.23
Average shares - basic (Note 10)	170,770	172,346	172,800
Net income per common share - diluted (Note 10)	$1.50	$1.40	$1.22
Average shares - diluted (Note 10)	171,624	173,354	174,049

The accompanying notes are an integral part of the consolidated financial statements.

Family Dollar Stores, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	August 28, 2004	August 30, 2003
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$87,023	$80,994
Investment securities	120,840	204,499
Merchandise inventories	980,124	854,370
Deferred income taxes (Note 6)	84,084	67,255
Income tax refund receivable (Note 6)	1,304	—
Prepayments and other current assets	16,937	33,622
Total current assets	$1,290,312	$1,240,740

Property and equipment, net (Note 3)	918,449	807,572
Other assets	15,600	17,080
	$2,224,361	$2,065,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534,405	$480,561
Accrued liabilities (Note 5)	266,180	217,595
Income taxes payable (Note 6)	—	671
Total current liabilities	800,585	698,827

Deferred income taxes (Note 6)	$86,694	$74,133

Commitments and contingencies (Note 8)

Shareholders’ equity (Notes 9 and 10):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 187,671,318 shares at August 28, 2004 and 186,909,993 shares at August 30, 2003, and outstanding 167,396,998 shares at August 28, 2004 and 172,208,710 shares at August 30, 2003	18,767	18,691
Capital in excess of par	106,853	87,457
Retained earnings	1,498,890	1,297,063
	1,624,510	1,403,211
Less common stock held in treasury, at cost (20,274,320 shares at August 28, 2004 and 14,701,283 at August 30, 2003)	287,428	110,779
	1,337,082	1,292,432
	$2,224,361	$2,065,392

The accompanying notes are an integral part of the consolidated financial statements.

Family Dollar Stores, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended August 28, 2004, August 30, 2003 and August 31, 2002 (In thousands, except per share and share amounts)	Common stock	Capital in excess of par	Retained earnings	Treasury stock

Balance, August 31, 2001, previously reported	$18,454	$40,318	$945,192	$44,949

Prior year adjustment (see Note 13)	—	—	(10,224)	—

Balance, August 31, 2001, as restated
(184,538,593 shares common stock; 12,502,954 shares treasury stock)	18,454	40,318	934,968	44,949

Net income for the year			212,782

Issuance of 1,292,308 common shares under employee stock option plan, including tax benefits (Note 9)	129	22,941

Issuance of 1,288 shares of treasury stock under the Family Dollar 2000 outside directors plan		35		(5)

Less dividends on common stock, $.25 1/2 per share			(44,106)

Balance, August 31, 2002, as restated
(185,830,901 shares common stock; 12,501,666 shares treasury stock)	18,583	63,294	1,103,644	44,944

Net income for the year			243,309

Issuance of 1,079,092 common shares under employee stock option plan, including tax benefits (Note 9)	108	24,098

Purchase of 2,202,200 common shares for treasury				65,851

Issuance of 2,583 shares of treasury stock under the Family Dollar 2000 outside directors plan		65		(16)

Less dividends on common stock, $.29 per share			(49,890)

Balance, August 30, 2003, as restated
(186,909,993 shares common stock; 14,701,283 shares treasury stock)	18,691	87,457	1,297,063	110,779

Net income for the year			257,904

Issuance of 761,325 common shares under employee stock option plan, including tax benefits (Note 9)	76	19,318

Purchase of 5,576,100 common shares for treasury				176,674

Issuance of 3,063 shares of treasury stock under the Family Dollar 2000 outside directors plan		78		(25)

Less dividends on common stock, $.33 per share			(56,077)

Balance, August 28, 2004, as restated
(187,671,318 shares common stock; 20,274,320 shares treasury stock)	$18,767	$106,853	$1,498,890	$287,428

The accompanying notes are an integral part of the consolidated financial statements.

Family Dollar Stores, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended (In thousands)	August 28, 2004	August 30, 2003	August 31, 2002
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$257,904	$243,309	$212,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,010	92,360	80,652
Deferred income taxes	(4,268)	(3,740)	10,095
Tax benefit from stock option exercises	4,476	6,815	10,123
Loss on disposition of property and equipment	4,311	3,905	2,287
Changes in operating assets and liabilities:
Merchandise inventories	(125,754)	(87,739)	(45,071)
Income tax refund receivable	(1,304)	6,469	(1,533)
Prepayments and other current assets	16,685	(21,069)	2,478
Other assets	1,480	(3,937)	(1,542)
Accounts payable and accrued liabilities	121,608	65,277	144,860
Income taxes payable	(671)	671	—
	376,477	302,321	415,131
Cash flows from investing activities:
Purchases of investment securities	(282,265)	(281,859)	(294,375)
Sales of investment securities	365,924	249,110	122,625
Capital expenditures	(218,748)	(220,285)	(189,093)
Proceeds from dispositions of property and equipment	1,550	1,051	2,647
	(133,539)	(251,983)	(358,196)
Cash flows from financing activities:
Net (purchases) / reissuance of stock for treasury	(176,649)	(65,835)	5
Change in cash overdrafts	(20,501)	18,381	(4,036)
Proceeds from exercise of stock options	14,996	17,456	12,982
Payment of dividends	(54,755)	(48,242)	(43,161)
	(236,909)	(78,240)	(34,210)

Net increase (decrease) in cash and cash equivalents	6,029	(27,902)	22,725
Cash and cash equivalents at beginning of year	80,994	108,896	86,171
Cash and cash equivalents at end of year	$87,023	$80,994	$108,896

Supplemental disclosures of cash flow information:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$14,272	$15,077	$12,930
Interest paid	—	—	158
Income taxes paid	150,525	129,619	103,601

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

Cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds, and other overnight investments.  The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Investment securities:

Investment securities comprise principally auction rate securities and variable rate demand notes.  The Company classifies all investment securities as available-for-sale.  Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within stockholders' equity.  The securities that the Company has classified as available-for sale generally trade at par and as a result typically do not have any unrealized gains or losses.

Merchandise inventories:

Inventories are valued using retail prices less markon percentages, and approximate the lower of first-in, first-out (FIFO) cost or market.

Property and equipment:

Property and equipment is stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  For leaseheld improvements, this depreciation is over the shorter of the term of the related lease (generally five years) or the asset's useful economic life.

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

For purposes of recognizing incentives, premiums and minimal rental expenses on a straight-line basis over terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.  For tenant improvement allowances and rent holidays, the Company records a deferred rent liability generally at the inception of the lease term and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.

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

	August 28, 2004	August 30, 2003	August 31, 2002
	(as restated)	(as restated)	(as restated)
Net income — as reported	$257,904	$243,309	$212,782
Pro forma stock-based compensation cost	(8,062)	(5,988)	(4,280)
Net income — pro forma	$249,842	$237,321	$208,502
Net income per share — as reported
basic	$1.51	$1.41	$1.23
diluted	$1.50	$1.40	$1.22
Net income per share — pro forma
basic	$1.46	$1.38	$1.21
diluted	$1.46	$1.37	$1.20

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

2.             Investment Securities

The Company's short-term investments consist of the following (in thousands):

Short-term investments-available-for-sale securities:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
August 28, 2004
Auction rate securities and variable rate demand notes	$120,840	—	—	$120,840

August 30, 2003
Auction rate securities and variable rate demand notes	$204,499	—	—	$204,499

Proceeds from sales of short-term investment securities available-for-sale during fiscal 2004, 2003 and 2002 were $365,924, $249,110, and $122,625, respectively.  No gains or losses were realized on those sales for fical 2004, 2003 and 2002.

3.             Property and Equipment:

(In thousands)	August 28, 2004	August 30, 2003
Buildings and building improvements	$390,363	$335,882
Furniture, fixtures and equipment	669,011	616,159
Transportation equipment	60,289	57,203
Leasehold improvements	212,968	183,280
Construction in progress	59,453	20,074
	1,392,084	1,212,598

Less accumulated depreciation and amortization	535,765	449,519
	856,319	763,079
Land	62,130	44,493
	$918,449	$807,572

4.             Revolving Credit Facilities and Short-Term Borrowings:

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

Interest expense, average and maximum borrowings outstanding and interest rates for each of the three years in the period ended August 28, 2004 were as follows (In thousands):

	2004	2003	2002
Interest expense	—	—	$158
Average borrowings outstanding	—	—	$5,800
Maximum month-end outstanding	—	—	$42,500
Interest rates at year-end	N/A	N/A	N/A
Daily weighted average interest rates	N/A	N/A	2.7%

5.             Accrued Liabilities:

(In thousands)	August 28, 2004	August 30, 2003
Compensation	$46,066	$43,880
Self-insurance reserves	124,343	89,773
Taxes other than income taxes	36,436	35,077
Deferred rent	28,773	24,734
Other	30,562	24,131
	$266,180	$217,595

6.             Income Taxes:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of August 28, 2004 and August 30, 2003 were as follows (In thousands):

	August 28, 2004	August 30, 2003
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$86,694	$74,133

Deferred income tax assets:
Excess of tax over book basis of inventories	$17,019	$18,280
Currently nondeductible accruals for:
Self-insurance	47,723	34,571
Compensation	7,137	5,018
Rent Liability	6,743	5,486
Other	5,462	3,900
Total deferred income tax assets	$84,084	$67,255

The provisions for income taxes in each of the three years in the period ended August 28, 2004 were as follows (In thousands):

	2004	2003	2002
Current:
Federal	$138,508	$130,923	$103,210
State	14,518	12,652	8,983
	153,026	143,575	112,193

Deferred:
Federal	(3,782)	(3,773)	9,547
State	(486)	33	548
	(4,268)	(3,740)	10,095
Total	$148,758	$139,835	$122,288

The following table summarizes the components of income tax expense in each of the three years in the period ended August 28, 2004 (In thousands):

	2004		2003		2002
	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed “expected” federal income tax	$142,331	35.0	$134,100	35.0	$117,275	35.0
State income taxes, net of federal income tax benefit	9,391	2.3	8,179	2.1	6,251	1.9
Other	(2,964)	(0.7)	(2,444)	(0.6)	(1,238)	(0.4)
Actual income tax expense	$148,758	36.6	$139,835	36.5	$122,288	36.5

7.             Employee Benefit Plans:

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

8.             Commitments and Contingencies:

Operating leases:

Except for its executive offices and primary distribution centers, the Company generally conducts its operations from leased facilities.  Normally, store real estate leases are for initial terms of from five to ten years with multiple renewal options for additional five-year periods.  Certain leases provide for contingent rental payments based upon a percentage of store sales.  For purposes of recognizing incentives, premiums and minimal rental expenses on a straight-line basis over terms of the leases, the Company uses the date of initial possesion to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.  For tenant improvement allowances and rent holidays, the Company records a deferred rent liability and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.  The Company also has long-term leases for equipment generally with lease terms of five years or less.

Rental expenses on all operating leases, both cancellable and non-cancellable, for each of the three years in the period ended August 28, 2004 were as follows (In thousands):

	2004	2003	2002
Minimum rentals, net of minor sublease rentals	$238,188	$210,268	$183,232
Contingent rentals	4,722	5,134	5,054
	$242,910	$215,402	$188,286

The following table shows the Company’s obligations and commitments as of August 28, 2004, to make future payments under contractual obligations, including future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year (In thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	August 2005	August 2006	August 2007	August 2008	August 2009	Thereafter
Merchandise letters of credit	$91,360	$91,360	$	$	$	$	$
Operating leases	949,162	220,975	194,339	160,860	123,777	86,389	162,822
Construction obligations	41,326	41,326
Total Contractual Cash Obligations	$1,081,848	$353,661	$194,339	$160,860	$123,777	$86,389	$162,822

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of August 28, 2004 (In thousands):

Other Commercial Commitments	Total Amounts Committed
Standby letters of credit	$70,000
Surety bonds	6,167
Total Commercial Commitments	$76,167

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

9.                                      Employee Stock Option Plan:

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

10.                               Common Stock:

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

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	August 28, 2004	August 30, 2003	August 31, 2002
	(as restated)	(as restated)	(as restated)
Basic net income per share:
Net income	$257,904	$243,309	$212,782
Weighted average number of shares outstanding	170,770	172,346	172,800
Net income per common share — basic	$1.51	$1.41	$1.23
Diluted net income per share:
Net income	$257,904	$243,309	$212,782
Weighted average number of shares outstanding	170,770	172,346	172,800
Effect of dilutive securities — stock options	854	1,008	1,249
Average shares — diluted	171,624	173,354	172,049
Net income per common share — diluted	$1.50	$1.40	$1.22

11.                         Unaudited Summaries of Quarterly Results:

	First	Second	Third	Fourth
(In thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter
	(as restated)	(as restated)	(as restated)	(as restated)
2004
Net sales	$1,244,683	$1,402,798	$1,310,159	$1,324,248
Gross margin	431,325	473,814	457,376	423,095
Net income	63,437	80,432	72,383	41,652
Net income per common share*	$.37	$.46	$.42	$.25

2003
Net sales	$1,108,637	$1,256,183	$1,176,877	$1,208,474
Gross margin	380,832	417,521	408,382	397,648
Net income	56,488	71,698	68,542	46,581
Net income per common share*	$.32	$.41	$.40	$.27

2002
Net sales	$977,133	$1,105,165	$1,022,082	$1,058,272
Gross margin	334,413	364,745	355,347	341,414
Net income	49,348	62,847	59,855	40,732
Net income per common share*	$.28	$.36	$.34	$.24

* Figures represent diluted earnings per share.

12.                               Related Party Transactions:

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

13.  Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America ("GAAP").  In light of this letter, the Company's management initiated a review of its lease-related accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances), its then-current method of accounting for rent holidays and its then-current amortization of leasehold improvements were not in accordance with GAAP.  As a result, the Company is restating its consolidated condensed financial statements for the quarter ended November 27, 2004, and its consolidated financial statements for the fiscal years 2002 through 2004.

The Company previously amortized leasehold improvements over their estimated useful economic life of up to ten years.  In some cases this period extended into an option period for the lease.  The Company will now amortize leasehold improvements over the shorter of the term of the related lease (generally five years) or the asset's useful economic life.  Further, the Company had recognized rent expense for leases beginning on the rent commencement date.  This had the effect of excluding the pre-opening period of its stores from the calculation of the period over which it expensed rent.  The Company now recognizes straight-line rent expense (including any rent adjustment during the lease term) over a period that includes the pre-opening period.  For tenant improvement allowances and rent holidays, the Company now records a deferred rent liability and amortizes the deferred rent over the terms of the leases as reductions of rent expense.  The restatement had no impact on historic or future cash flows or the timing of lease payments.

The Company previously recorded auction rate securities and variable rate demand notes as cash and cash equivalents and has changed the classification of these investments to investment securities.  Additionally, the Company has changed the classification of outstanding checks in excess of available funds from cash and cash equivalents to accounts payable and accrued liabilities.  The reduction to cash and cash equivalents as of August 28, 2004 and August 30, 2003 as a result of these changes in classifications was approximately $62.6 million and $125.7 million respectively.

The effect of the restatement described above as well as the change in classification of investment securities and outstanding checks in excess of available funds from cash and cash equivalents is as follows (in thousands except per share amounts):

Consolidated  Balance Sheets

	As Previously	As	As Previously	As
	Presented	Restated	Presented	Restated
	August 28,	August 28,	August 30,	August 30,
	2004	2004	2003	2003
Cash and cash equivalents	149,602	87,023	206,731	80,994
Investment securities	—	120,840	—	204,499
Deferred income taxes	77,341	84,084	61,769	67,255
Total current assets	1,225,308	1,290,312	1,156,492	1,240,740
Property and equipment, net	926,514	918,449	812,123	807,572
Total assets	2,167,422	2,224,361	1,985,695	2,065,392
Accounts payable	476,144	534,405	401,799	480,561
Accrued liabilities	237,407	266,180	192,861	217,595
Total current liabilities	713,551	800,585	595,331	698,827
Deferred income taxes	93,471	86,694	79,395	74,133
Retained earnings	1,522,208	1,498,890	1,315,600	1,297,063
Total shareholders’ equity	1,360,400	1,337,082	1,310,969	1,292,432
Total liabilities and shareholders’ equity	2,167,422	2,224,361	1,985,695	2,065,392

Consolidated Statements of Income

	As Previously	As	As Previously	As	As Previously	As
	Presented	Restated	Presented	Restated	Presented	Restated
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	August 28,	August 28,	August 30,	August 30,	August 31,	August 31,
	2004	2004	2003	2003	2002	2002
Selling, general and administrative expenses	1,371,395	1,378,948	1,214,658	1,221,239	1,054,298	1,060,849
Income before provision for taxes on income	414,215	406,662	389,725	383,144	341,621	335,070
Provision for taxes on income	151,530	148,758	142,250	139,835	124,692	122,288
Net income	262,685	257,904	247,475	243,309	216,929	212,782
Net income per common share - Basic	1.54	1.51	1.44	1.41	1.26	1.23
Net income per common share - Diluted	1.53	1.50	1.43	1.40	1.25	1.22

Consolidated Statements of Cash Flows

	As Previously	As	As Previously	As	As Previously	As
	Presented	Restated	Presented	Restated	Presented	Restated
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	August 28,	August 28,	August 30,	August 30,	August 31,	August 31,
	2004	2004	2003	2003	2002	2002

Net income	262,685	257,904	247,475	243,309	216,929	212,782
Depreciation and amortization	97,883	102,010	88,315	92,360	77,015	80,652
Deferred income taxes	(1,496)	(4,268)	(1,325)	(3,740)	12,499	10,095
Accounts payable and accrued liabilities	117,569	121,608	62,233	65,277	139,541	144,860
Cash flows from operating activities	375,864	376,477	301,813	302,321	412,726	415,131
Purchases of investment securities	—	(282,265)	—	(281,859)	—	(294,375)
Sales of investment securities	—	365,924	—	249,110	—	122,625
Capital expenditures	(218,135)	(218,748)	(219,777)	(220,285)	(186,687)	(189,093)
Cash flows from investing activities	(216,585)	(133,539)	(218,726)	(251,983)	(184,040)	(358,196)

Change in cash overdrafts	—	(20,501)	—	18,381	—	(4,036)
Cash flows from financing activities	(216,408)	(236,909)	(96,621)	(78,240)	(30,174)	(34,210)

Net change in cash and cash equivalents	(57,129)	6,029	(13,534)	(27,902)	198,512	22,725
Cash and cash equivalents at beginning of period	206,731	80,994	220,265	108,896	21,753	86,171
Cash and cash equivalents at end of period	149,602	87,023	206,731	80,994	220,265	108,896

Consolidated Statement of Shareholders’ Equity

	As Previously	As
	Presented	Restated
	Year Ended	Year Ended
	August 31,	August 31,
	2001	2001
Retained earnings	945,192	934,968

ITEM 9.                                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                               CONTROLS AND PROCEDURES

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission  (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Consistent with the suggestion of the SEC, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

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

The Company does not consider the impact of correcting the previously issued financial statements to be material with respect to any individual reporting period.  However, because the cumulative effect of such change, if recorded in the current quarterly period, would be material to that period, the Company determined that a restatement of prior period financial statements was appropriate.  See Note 13 to the consolidated financial statements.

There was no change in the Company’s internal control over financial reporting during the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

*	10	(xxvii)	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Form 8-K (File No. 1-6807) dated October 2, 2002).

*	10	(xxviii)	Family Dollar 2000 Outside Directors Plan, as amended as of November 5, 2003 (filed as Exhibit 10(iv) to the Company’s Form 10-K (File No. 1-6807) for the year ended August 30, 2003).

	14		Code of Ethics for Chief Executive and Senior Financial Officers (filed as Exhibit 14 to the Company’s Form 10-K (File No. 1-6807) for the year ended August 30, 2003).
	Exhibits filed herewith:

	3	(ii)	Bylaws, as amended on August 17, 2004.

*	10	(i)	Incentive Profit Sharing Plan, amended as of January 17, 2002.

*	10	(ii)	Amendment dated August 29, 2004, to the Employment Agreement dated April 29, 1997, as amended, between the Company and Howard R. Levine.

*	10	(iii)	Amendment dated August 29, 2004, to the Employment Agreement dated December 17, 1996, as amended, between the Company and R. James Kelly.

*	10	(iv)	Amendment dated August 29, 2004, to the Employment Agreement dated August 25, 2000, as amended, between the Company and R. David Alexander, Jr.

*	10	(v)	Medical Expense Reimbursement Plan amended as of November 2, 2004.

*	10	(vi)	Family Dollar Stores, Inc. 1989 Non-Qualified Stock Option Plan, amended as of August 17, 2004.

	21		Subsidiaries of the Company.

	23		Consent dated April 15, 2005, of PricewaterhouseCoopers LLP, independent registered public accounting firm.

	31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer.

	31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer.

	32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

	32.2		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date	April 15, 2005	By	/s/ R. James Kelly	/s/ C. Martin Sowers
			R. James Kelly	C. Martin Sowers
			Vice Chairman -	Senior Vice President -
			Chief Financial Officer	Finance