Form 10-Q/A
period 2004-11-27
FAMILY DOLLAR STORES INC
filed 2005-04-15
CIK 34408

Form 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Family Dollar Stores, Inc. (the “Company”) Quarterly Report on Form 10-Q/A for the quarter ended November 27, 2004 (“2005 first quarter”), is being filed in order to correct the Company’s previously issued condensed consolidated financial statements for the 2005 first quarter and for the quarter ended November 29, 2003 (“2004 first quarter”). The corrections are made to properly account for tenant improvement allowances, rent holidays and leasehold improvement amortization in accordance with generally accepted accounting principles in the United States of America. See Note 9 to the condensed consolidated financial statements for additional discussion.

Except as expressly noted herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect events occurring after the January 6, 2005 filing of our Quarterly Report on Form l0-Q for the 2005 first quarter or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the restatement of our financial statements for the 2004 first quarter and 2005 first quarter or as deemed necessary in connection with the completion of restated financial statements. All information in this Amendment No. 1 to Quarterly Report on Form 10- Q/A is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q, including but not limited to our Report on Form 10-Q for the first half ended February 26, 2005.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)	November 27, 2004	August 28, 2004
Assets	(as restated)	(as restated)
Current assets:
Cash and cash equivalents (Note 2)	$102,683	$87,023
Investment Securities	83,075	120,840
Merchandise inventories	1,032,754	980,124
Deferred income taxes	87,543	84,084
Income tax refund receivable	—	1,304
Prepayments and other current assets	25,164	16,937
Total current assets	1,331,219	1,290,312

Property and equipment, net	934,426	918,449

Other assets	14,543	15,600

	$2,280,188	$2,224,361

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$779,525	$800,585
Income taxes payable	29,139	—
Total current liabilities	808,664	800,585

Deferred income taxes	87,861	86,694

Commitments and contingencies (Note 7)

Shareholders’ equity (Notes 5 and 6):
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 187,961,963 shares at November 27, 2004 and 187,671,318 shares at August 28, 2004, and outstanding 167,687,643 shares at November 27, 2004 and 167,396,998 shares at August 28, 2004	18,796	18,767
Capital in excess of par	113,232	106,853
Retained earnings	1,539,063	1,498,890
	1,671,091	1,624,510
Less common stock held in treasury, at cost (20,274,320 shares at November 27, 2004 and August 28, 2004) (Note 6)	287,428	287,428
Total shareholders’ equity	1,383,663	1,337,082

	$2,280,188	$2,224,361

See notes to consolidated condensed financial statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(In thousands, except per share amounts)	November 27, 2004	November 29, 2003
	(as restated)	(as restated)

Net sales	$1,380,245	$1,244,683

Cost and expenses:
Cost of sales	919,893	813,358
Selling, general and administrative expenses	375,187	331,429
Cost of sales and operating expenses	1,295,080	1,144,787

Income before provision for taxes on income	85,165	99,896
Provision for taxes on income	30,736	36,459

Net income	$54,429	$63,437

Net income per common share - Basic (Note 6)	$0.32	$0.37

Average shares - Basic (Note 6)	167,619	172,353

Net income per common share - Diluted (Note 6)	$0.32	$0.37

Average shares - Diluted (Note 6)	168,008	173,641

Dividends per common share	$0.085	$0.075

See notes to consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(In thousands)	November 27, 2004	November 29, 2003
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$54,429	$63,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,354	25,019
Deferred income taxes	(2,292)	384
Tax benefit from stock option exercises	972	1,901
Loss on disposition of property and equipment	497	1,809
Changes in operating assets and liabilities:
Merchandise inventories	(52,630)	7,412
Income tax refund receivable	1,304	—
Prepayments and other current assets	(8,227)	(9,416)
Other assets	1,057	(2,028)
Accounts payable and accrued liabilities	(18,875)	(42,555)
Income taxes payable	29,139	30,377
	31,728	76,340
Cash flows from investing activities:
Purchases of investment securities	(22,835)	(49,190)
Sales of investment securities	60,600	58,119
Capital expenditures	(42,981)	(27,265)
Proceeds from dispositions of property and equipment	153	121
	(5,063)	(18,215)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	5,436	4,799
Change in cash overdrafts	(2,193)	(14,476)
Payment of dividends	(14,248)	(12,917)
	(11,005)	(22,594)

Net change in cash and cash equivalents	15,660	35,531

Cash and cash equivalents at beginning of period	87,023	80,994

Cash and cash equivalents at end of period	$102,683	$116,525

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest paid	—	—
Income taxes paid	1,613	3,798

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

	Quarter Ended
	November 27, 2004	November 29, 2003
	(as restated)	(as restated)
Net income-as reported	$54,429	$63,437

Pro forma stock-based compensation cost	(2,180)	(1,987)
Net income-pro forma	$52,249	$61,450

Net income per share as reported:
Basic	$.32	$.37
Diluted	$.32	$.37

Net income per share-pro forma:
Basic	$.31	$.36
Diluted	$.31	$.35

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

The following table sets forth the computation of basic and diluted net income per common share (In thousands, except per share amounts):

	Quarter Ended
	November 27, 2004	November 29, 2003
	(as restated)	(as restated)
Basic Net Income Per Share:

Net Income	$54,429	$63,437

Weighted Average Number of Shares Outstanding	167,619	172,353

Net Income Per Common Share – Basic	$.32	$0.37

Diluted Net Income Per Share:

Net Income	$54,429	$63,437

Weighted Average Number of Shares Outstanding	167,619	172,353

Effect of Dilutive Securities – Stock Options	389	1,288
Average Shares – Diluted	168,008	173,641

Net Income Per Common Share – Diluted	$.32	$0.37

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

9.             On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under general accepted accounting principles in the United States of America ("GAAP").  In light of this letter, the Company's management initiated a review of its lease-related accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances), its then-current method of accounting for rent holidays and its then-current amortization of leasehold improvements were not in accordance with GAAP.  As a result, the Company is restating its consolidated condensed financial statements for the quarter ended November 27, 2004, and its consolidated financial statements for the fiscal years 2002 through 2004.

The Company previously amortized leasehold improvements over their estimated useful economic life of up to ten years.  In some cases this period extended into an option period for the lease.  The Company will now amortize leasehold improvements over the shorter of the term of the related lease (generally five years) or the asset's useful economic life.  Further, the Company had recognized rent expense for the leases beginning on the rent commencement date.  This had the effect of excluding the pre-opening period of its stores from the calculation of the period over which it expensed rent.  The Company now recognizes straight-line expense (including any rent adjustment during the lease term) over a period that includes the pre-opening period.  For tenant improvement allowances and rent holidays, the Company now records a deferred rent liability and amortizes the deferred rent over the terms of the leases as reductions to rent expense. The restatement had no impact on historic or future cash flows or the timing of lease payments.

The Company previously recorded auction rate securities and variable rate demand notes as cash and cash equivalents and has changed the classification of these investments to investment securities.  Additionally, the Company has changed the classification of outstanding checks in excess of available funds from cash and cash equivalents to accounts payable and accrued liabilities.  The reduction to cash and cash equivalents as of November 27, 2004 and August 28, 2004 as a result of these changes in classification was approximately $27.0 million and $62.6 million respectively.

The effect of the restatement described above as well as the change in classification of investment securities and outstanding checks in excess of available funds from cash and cash equivalents is as follows (in thousands except per share amounts):

Consolidated Condensed Balance Sheets

	As Previously	As	As Previously	As
	Presented	Restated	Presented	Restated
	November 27,	November 27,	August 28,	August 28,
	2004	2004	2004	2004
	(unaudited)	(unaudited)
Cash and cash equivalents	129,690	102,683	149,602	87,023
Investment securities	—	83,075	—	120,840
Deferred income taxes	80,681	87,543	77,341	84,084
Total current assets	1,268,289	1,331,219	1,225,308	1,290,312
Property and equipment, net	944,585	934,426	926,514	918,449
Total assets	2,227,417	2,280,188	2,167,422	2,224,361
Accounts payable and accrued liabilities	695,316	779,525	713,551	800,585
Total current liabilities	724,455	808,664	713,551	800,585
Deferred income taxes	95,055	87,861	93,471	86,694
Retained earnings	1,563,307	1,539,063	1,522,208	1,498,890
Total shareholders’ equity	1,407,907	1,383,663	1,360,400	1,337,082
Total liabilities and shareholders’ equity	2,227,417	2,280,188	2,167,422	2,224,361

Consolidated Condensed Statements of Income (unaudited)

	As Previously	As	As Previously	As
	Presented	Restated	Presented	Restated
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	November 27,	November 27,	November 29,	November 29,
	2004	2004	2003	2003
Selling, general and
administrative expenses	373,724	375,187	329,826	331,429
Income before provision
for taxes on income	86,628	85,165	101,499	99,896
Provision for taxes on income	31,273	30,736	37,047	36,459
Net income	55,355	54,429	64,452	63,437
Net income per common share - Basic	0.33	0.32	0.37	0.37
Net income per common share - Diluted	0.33	0.32	0.37	0.37

Consolidated Condensed Statements of Cash Flows (unaudited)

	As Previously	As	As Previously	As
	Presented	Restated	Presented	Restated
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	November 27,	November 27,	November 29,	November 29,
	2004	2004	2003	2003

Net income	55,355	54,429	64,452	63,437
Depreciation and amortization	25,216	26,354	24,009	25,019
Deferred income taxes	(1,756)	(2,292)	972	384
Accounts payable and accrued liabilities	(18,243)	(18,875)	(43,198)	(42,555)
Cash flows from operating activities	32,684	31,728	76,290	76,340

Purchases of investment securities	—	(22,835)	—	(49,190)
Sales of investment securities	—	60,600	—	58,119
Capital expenditures	(43,937)	(42,981)	(27,215)	(27,265)
Cash flows from investing activities	(43,784)	(5,063)	(27,094)	(18,215)

Change in cash overdrafts	—	(2,193)	—	(14,476)
Cash flows from financing activities	(8,812)	(11,005)	(8,118)	(22,594)

Net change in cash and cash equivalents	(19,912)	15,660	41,078	35,531
Cash and cash equivalents at beginning of period	149,602	87,023	206,731	80,994
Cash and cash equivalents at end of period	129,690	102,683	247,809	116,525

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has restated the consolidated condensed balance sheets at November 27, 2004 and August 28, 2004, and the condensed consolidated statements of income and condensed consolidated statements of cash flows for the quarters ended November 27, 2004 and November 29, 2003 in this quarterly report on Form 10-Q.  See Note 9 to the accompanying consolidated financial statements.

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the periods ended November 27, 2004 and November 29, 2003.  This discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements included in this quarterly report.  For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K/A for the year ended August 28, 2004 (“fiscal 2004”).

Liquidity and Capital Resources

The Company’s working capital increased $32.9 million from $489.7 million at August 28, 2004, to $522.6 million at November 27, 2004.  Changes in working capital and cash and cash equivalents during the first quarters of each of the years ending August 27, 2005 (“fiscal 2005”) and August 28, 2004 were primarily the result of earnings, changes in merchandise inventories, and capital expenditures.  The Company’s inventories at November 27, 2004, were approximately 10% higher on a per store basis than at November 29, 2003, excluding merchandise in transit to the distribution centers.  The Company aggressively set the stores to more effectively leverage increased holiday traffic.  Most of this increase was in basic consumable merchandise but the Company also selectively invested in more toys and other seasonal merchandise.  Both home decor and hanging apparel inventories at November 27, 2004 were at about the same levels as at November 29, 2003, as the Company positioned these areas more defensively to better control markdown exposure.

Capital expenditures for the quarter ended November 27, 2004, were approximately $43.0 million, and are currently expected to be approximately $270 million for fiscal 2005.  The majority of planned capital expenditures for fiscal 2005 is related to the Company’s new store expansion; existing store expansions, relocations and renovations; the completion of construction of an eighth distribution center and start of construction of a ninth full-service distribution center; expenditures related to store-focused technology infrastructure and the implementation of a cooler program for perishable goods in selected stores.  The new store expansion and eighth distribution center require additional investment in merchandise inventories.

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

The following table shows the Company’s obligations and commitments as of November 27, 2004, to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	November 2005	November 2006	November 2007	November 2008	November 2009	Thereafter

Merchandise letters of credit	$76,579	$76,579	$	$	$	$	$
Operating leases	970,313	228,136	198,719	163,808	127,529	88,738	163,383
Construction obligations	23,498	23,498
Total Contractual Cash Obligations	$1,070,390	$328,213	$198,719	$163,808	$127,529	$88,738	$163,383

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of November 27, 2004 (in thousands):

Other Commercial Commitments	Total Amounts Committed

Standby letters of credit	$70,000
Surety bonds	6,233
Total Commercial Commitments	$76,223

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

Selling, general and administrative

Selling, general and administrative expenses increased 13.2% in the quarter ended November 27, 2004, as compared with the quarter ended November 29, 2003.

The increase in these expenses was due primarily to additional costs arising from the continued growth in the number of stores in operation.  Selling, general and administrative expenses, as a percentage of net sales, were 27.2% in the quarter ended November 27, 2004, compared with 26.6% in the quarter ended November 29, 2003.  The percentage was adversely impacted by planned expenses incurred in connection with the urban initiative and other previously announced initiatives which are expected to positively impact sales later in the fiscal year (approximately 0.25%); and by insurance costs driven primarily by above normal hurricane damages (approximately 0.15%).  The incremental costs to distribute an advertising circular in November 2004 also impacted this percentage slightly (approximately 0.1%).

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

Property and equipment:

Property and equipment is stated at cost.  Depreciation for financial reporting purposes is being provided by the straight-line method over the estimated useful lives of the related assets.  For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five years) or the assets useful economic life.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  The Company generally assigns no salvage value to property and equipment.  Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses on fixed assets have not been material to the Company’s financial position, liquidity or results of operations.

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: April 15, 2005	/s/ R. James Kelly
R. James Kelly
Vice Chairman-Chief Financial Officer

Date: April 15, 2005	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President-Finance