Form 10-Q
period 2005-05-28
FAMILY DOLLAR STORES INC
filed 2005-07-01
CIK 34408

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6807

FAMILY DOLLAR STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0942963
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P. O. Box 1017, 10401 Monroe Road
Charlotte, North Carolina	28201-1017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (704) 847-6961

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2005
Common Stock, $.10 par value	164,896,504 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	May 28, 2005	August 28, 2004
Assets
Current assets:
Cash and cash equivalents (Note 2)	$80,719	$87,023
Investment securities (Note 2)	98,320	120,840
Merchandise inventories	990,828	980,124
Deferred income taxes	93,383	84,084
Income tax refund receivable	—	1,304
Prepayments and other current assets	48,470	16,937
Total current assets	1,311,720	1,290,312

Property and equipment, net	979,581	918,449
Other assets	23,502	15,600

	$2,314,803	$2,224,361
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$807,513	$800,585
Income taxes payable	3,867	—
Total current liabilities	811,380	800,585

Deferred income taxes	88,760	86,694
Commitments and contingencies (Note 7)

Shareholders’ Equity: (Notes 5 and 6)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 188,301,129 shares at May 28, 2005, and 187,671,318 shares at August 28, 2004, and outstanding 165,138,304 shares at May 28, 2005, and 167,396,998 shares at August 28, 2004	18,830	18,767
Capital in excess of par	122,445	106,853
Retained earnings	1,641,314	1,498,890
	1,782,589	1,624,510
Less: common stock held in treasury, at cost (23,162,825 shares at May 28, 2005, and 20,274,320 shares at August 28, 2004) (Note 6)	367,926	287,428
Total shareholders’ equity	1,414,663	1,337,082

	$2,314,803	$2,224,361

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	May 28, 2005	May 29, 2004
		(Restated – See Note 9)
Net sales	$1,427,966	$1,310,159
Cost and expenses:
Cost of sales	948,614	852,783
Selling, general and administrative expenses	394,400	343,395

Cost of sales and operating expenses	1,343,014	1,196,178

Income before provision for taxes on income	84,952	113,981

Provision for taxes on income	31,178	41,598

Net income	$53,774	$72,383

Net income per common share – basic (Note 6)	$0.32	$0.42
Average shares – basic (Note 6)	166,858	170,862

Net income per common share – diluted (Note 6)	$0.32	$0.42
Average shares – diluted (Note 6)	167,160	171,571

Dividends per common share	$0.095	$0.085

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Quarters Ended
	May 28, 2005	May 29, 2004
		(Restated – See Note 9)
Net sales	$4,394,965	$3,957,640
Cost and expenses:
Cost of sales	2,934,342	2,595,125
Selling, general and administrative expenses	1,164,009	1,021,978

Cost of sales and operating expenses	4,098,351	3,617,103

Income before provision for taxes on income	296,614	340,537

Provision for taxes on income	108,338	124,285

Net income	$188,276	$216,252

Net income per common share – basic (Note 6)	$1.12	$1.26
Average shares – basic (Note 6)	167,400	171,759

Net income per common share – diluted (Note 6)	$1.12	$1.25
Average shares – diluted (Note 6)	167,846	172,736

Dividends per common share	$0.275	$0.245

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Quarters Ended
	May 28, 2005	May 29, 2004
		(Restated - See Note 9)
Cash flows from operating activities:
Net income	$188,276	$216,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,187	75,963
Deferred income taxes	(7,233)	321
Tax benefit from stock option exercises	2,549	3,733
Loss on disposition of property and equipment	1,415	3,097
Changes in operating assets and liabilities:
Merchandise inventories	(10,704)	(58,140)
Income tax refund receivable	1,304	—
Prepayments and other current assets	(31,533)	(630)
Other assets	(7,902)	984
Accounts payable and accrued liabilities	(696)	34,490
Income taxes payable	3,867	3,198
	222,530	279,268
Cash flows from investing activities:
Purchases of investment securities	(234,315)	(267,015)
Sales of investment securities	256,835	288,894
Capital expenditures	(147,662)	(131,416)
Proceeds from dispositions of property and equipment	1,928	619
	(123,214)	(108,918)
Cash flows from financing activities:
Net purchases of stock for treasury	(80,498)	(129,254)
Changes in cash overdrafts	6,181	(1,771)
Exercise of employee stock options	13,106	10,955
Payment of dividends	(44,409)	(40,451)
	(105,620)	(160,521)

Net change in cash and cash equivalents	(6,304)	9,829
Cash and cash equivalents at beginning of period	87,023	80,994
Cash and cash equivalents at end of period	$80,719	$90,823

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	107,850	117,034

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.               In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 28, 2005, and the results of operations for the quarter and the three quarters ended May 28, 2005, and May 29, 2004, and the cash flows for the three quarters ended May 28, 2005, and May 29, 2004.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A for the year ended August 28, 2004, and Note 9 below.

The results of operations for the current quarter and three quarters ended May 28, 2005, are not necessarily indicative of the results to be expected for the full year.

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

4.               The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  On May 25, 2006, $100 million of the facilities expires.  The remaining $100 million expires on May 31, 2010.  Any borrowings under these facilities are at a variable interest rate based on short-term market interest rates.  The Company had no borrowings against these facilities during the first three quarters ended May 28, 2005.

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

	Quarter Ended		Three Quarters Ended
	May 28, 2005	May 29, 2004(1)	May 28, 2005	May 29, 2004(1)
Net income – as reported	$53,774	$72,383	$188,276	$216,252
Pro forma stock-based compensation cost	(2,237)	(2,139)	(6,506)	(6,120)
Net income – pro forma	51,537	$70,244	181,770	$210,132
Net income per share as reported:
Basic	$.32	$.42	$1.12	$1.26
Diluted	$.32	$.42	$1.12	$1.25
Net income per share – pro forma
Basic	$.31	$.41	$1.09	$1.22
Diluted	$.31	$.41	$1.09	$1.22

(1) See Note 9

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

The following is a summary of transactions under the plan during the three quarters ended May 28, 2005, and May 29, 2004, (in thousands, except per share amounts).

	Three Quarters Ended
	May 28, 2005		May 29, 2004
	Number of shares under option	Option price per share	Number of shares under option	Option price per share
Outstanding – beginning	5,956	$14.75-$44.00	5,001	$14.75-$39.00
Granted	1,950	$24.00-$33.25	1,937	$27.50-$44.00
Exercised	(630)	$14.75-$32.25	(549)	$15.00-$31.25
Cancelled	(253)		(242)
Outstanding – ending	7,023	$16.00-$44.00	6,147	$14.75-$44.00
Exercisable options	1,899	$16.00-$35.50	1,423	$14.75-$35.50

6.               Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock.  Such stock options are antidilutive (options for 2.2 million and 2.1 million shares for the third quarter and the three quarters ended May 28, 2005, respectively) and were not included in the computation of diluted net income per share.  In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options had been exercised.

During fiscal 2004, and the year ended August 30, 2003, the Company purchased in the open market 5.6 million and 2.2 million shares, respectively, at a cost of $176.7 million and $65.9 million, respectively.  On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to an additional five million shares of its outstanding common stock from time to time as market conditions warrant.  During the three quarters of 2005, the Company purchased in the open market 2.9 million shares at a cost of $80.6 million, leaving 4.3 million shares authorized to be purchased.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended
	May 28, 2005	May 29, 2004 (1)
Basic Net Income Per Share:
Net Income	$53,774	$72,383
Weighted Average Number of Shares Outstanding	166,858	170,862
Net Income Per Common Share – Basic	$.32	$.42

Diluted Net Income Per Share:
Net Income	$53,774	$72,383
Weighted Average Number of Shares Outstanding	166,858	170,862
Effect of Dilutive Securities – Stock Options	302	709
Average Shares - Diluted	167,160	171,571
Net Income Per Common Share – Basic	$.32	$.42

	Three Quarters Ended
	May 28, 2005	May 29, 2004 (1)
Basic Net Income Per Share:
Net Income	$188,276	$216,252
Weighted Average Number of Shares Outstanding	167,400	171,759
Net Income Per Common Share – Basic	$1.12	$1.26

Diluted Net Income Per Share:
Net Income	$188,276	$216,252
Weighted Average Number of Shares Outstanding	167,400	171,759
Effect of Dilutive Securities – Stock Options	446	977
Average Shares - Diluted	167,846	172,736
Net Income Per Common Share – Basic	$1.12	$1.25

(1) See Note 9

7.               On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  Thereafter, pursuant to the

Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 then current employees.  After rulings by the Court on motions to dismiss certain plaintiffs filed by the Company and motions to reconsider filed by plaintiffs, 1,424 plaintiffs remained in the case at the commencement of trial.

The case has proceeded as a collective action under the Fair Labor Standards Act (“FLSA”).  The Complaint alleges that the Company violated the FLSA by classifying the named plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.  Plaintiffs seek to recover unpaid overtime compensation in an amount currently estimated to be up to approximately $50 million, liquidated damages equal to the overtime award, if any, plus an award of attorneys’ fees, costs and expenses, and such other relief as the Court may deem proper.

A jury trial in this case commenced on June 13, 2005, in Tuscaloosa, Alabama and ended on June 28, 2005, with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter.  No date for a new trial has been set.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated and that the Company has meritorious defenses that should enable it ultimately to prevail.  However, the outcome of any litigation is inherently uncertain.  As a result of the mistrial of this matter, the timing and process of future actions in this case is currently unclear.  Resolution of this matter could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

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

8.               In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005.  The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.  The Company will adopt SFAS No. 123R during the first quarter of fiscal 2006 and has not made a determination as to the method of adoption or the effect of adopting SFAS No. 123R.

9.               On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”).  In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances), its then-current method of accounting for rent holidays and its then-current amortization of leasehold improvements were not in accordance with GAAP.  As a result, the Company restated its consolidated condensed financial statements for the quarter ended November 27, 2004, in its previously filed Form 10-Q/A, and its consolidated financial statements for the fiscal years 2002 through 2004 in its previously filed Form 10-K/A.

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

The Company previously recorded auction rate securities and variable rate demand notes as cash and cash equivalents and has reclassified these investments to investment securities.  Additionally, the Company has reclassified outstanding checks from cash and cash equivalents to accounts payable and accrued liabilities.  The cash flow reduction to cash and cash equivalents as of May 29, 2004, as a result of these reclassifications was approximately $20.1 million.

The effect of the restatement described above as well as the change in classification of investment securities and outstanding checks from cash and cash equivalents is as follows (in thousands except per share amounts):

Consolidated Condensed Statements of Income

	As Previously Presented Quarter Ended May 29, 2004	As Restated Quarter Ended May 29, 2004

Selling, general and administrative expenses	$341,140	$343,395
Income before provision for taxes on income	116,236	113,981
Provision for taxes on income	42,426	41,598
Net income	73,810	72,383
Net income per common share - Basic	0.43	0.42
Net income per common share - Diluted	0.43	0.42

	As Previously Presented Three Quarters Ended May 29, 2004	As Restated Three Quarters Ended May 29, 2004

Selling, general and administrative expenses	$1,016,526	$1,021,978
Income before provision for taxes on income	345,989	340,537
Provision for taxes on income	126,286	124,285
Net income	219,703	216,252
Net income per common share – Basic	1.28	1.26
Net income per common share - Diluted	1.27	1.25

Consolidated Condensed Statements of Cash Flows

	As Previously Presented Three Quarters Ended May 29, 2004	As Restated Three Quarters Ended May 29, 2004

Net income	$219,703	$216,252
Depreciation and amortization	72,929	75,963
Deferred income taxes	2,322	321
Accounts payable and accrued liabilities	31,353	34,490
Cash flows from operating activities	274,816	279,268

Purchases of investment securities	—	(267,015)
Sales of investment securities	—	288,894
Capital expenditures	(130,698)	(131,416)
Cash flows from investing activities	(130,079)	(108,918)

Change in cash overdrafts	—	(1,771)
Cash flows from financing activities	(155,017)	(160,521)

Net change in cash and cash equivalents	(10,280)	9,829
Cash and cash equivalents at beginning of period	206,731	80,994
Cash and cash equivalents at end of period	196,451	90,823

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

 AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the thirteen week periods ended May 28, 2005, and May 29, 2004, (the “2005 third quarter” and “2004 third quarter”, respectively) and the thirty-nine week periods ended on the same dates (the “three quarters of 2005” and “three quarters of 2004”, respectively).  This discussion should be read in conjunction with, and is qualified by, the financial statements included in this quarterly report, the financial statements for the year ended August 28, 2004, (“fiscal 2004”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), both contained in the Company’s Annual Report on Form
10-K/A for fiscal 2004.  This discussion reflects the Company’s correction of certain lease accounting practices and the restatement of its financial statements as described in Note 9 to the consolidated condensed financial statements.

This discussion contains forward-looking statements which are identified by such words as “expect,” “plan,” “anticipates” and similar phrases or words.  All such forward-looking statements are subject to the Cautionary Note Regarding Forward-Looking Statements set forth following this MD&A.

Results of Operations

Fiscal 2005 Outlook

In the fiscal year ending August 27, 2005, (“fiscal 2005”), the Company is implementing four key initiatives designed to increase sales and earnings – the urban initiative; the introduction of additional “Treasure Hunt” merchandise; the installation of coolers in selected stores; and the continuation of an aggressive store opening program.

•                  Urban Initiative – Investments are being made in people, process changes and technology, including organizational changes to support a more mobile and flexible workforce, to improve the operating performance of high volume stores in large metropolitan markets.  During the three quarters of 2005, the urban initiative was initiated in approximately 800 stores and is expected to expand to approximately 1,300 stores by September of 2005.

•                  Treasure Hunt Merchandise – The Company’s basic assortment of merchandise is being supplemented by additional opportunistically purchased goods which are designed to create more excitement in the stores throughout the year, with particular emphasis on the holiday, spring and back-to-school seasons.

•                  Coolers – The installation of refrigerated coolers for the sale of perishable food began in the 2005 second quarter.  At the end of the 2005 third quarter, refrigerated coolers were installed and fully stocked in approximately 650 stores.  The Company plans to have refrigerated coolers installed in approximately 1,000 stores by the end of fiscal 2005.  In addition, the Company also plans to initiate a test of new point-of-sale software in a limited number of stores to facilitate the acceptance of food stamps in stores with refrigerated coolers.

•                  New Stores – The Company’s current plan is to open approximately 500 stores and to close 65 to 70 stores.  In the three quarters of 2005, the Company opened 278 stores and closed 63 stores.

Based on the operating results for the three quarters of 2005, as discussed below, and the Company’s plans for the fourth quarter of 2005, the Company currently expects net income per diluted share of Common Stock to be between $1.33 and $1.36 for fiscal 2005, compared to $1.50 in fiscal 2004.  These numbers reflect a reduction of net income per diluted share of $0.03 in fiscal 2004 and a similar estimated impact in fiscal 2005 as a result of the correction of lease accounting practices as discussed in Note 9 to the consolidated condensed financial statements.

Net sales

Net sales increased 9.0% ($117.8 million) in the 2005 third quarter, as compared with an increase of 11.3% ($133.3 million) in the 2004 third quarter, and increased 11.1% ($437.3 million) in the three quarters of 2005, as compared with an increase of 11.7% ($415.9 million) in the three quarters of 2004.  These increases were attributable to an increase in sales in comparable stores (stores open more than 13 months) of 1.3% ($16.1 million) and 2.8% ($109.1 million) for the 2005 third quarter and three quarters of 2005, respectively, with the balance of the increases primarily relating to sales from new stores opened as part of the Company’s new store expansion program.  Sales of lower margin basic consumables continued to be stronger than sales of higher margin discretionary goods in both the 2005 third quarter and three quarters of 2005, reflecting the unseasonably cool weather in the 2005 third quarter, and the difficult economy, including higher energy prices, for the Company’s low and low-middle income customer base.  However, sales of core consumables in the 2005 third quarter were not as strong as previous quarters partially due to the disruption caused by an extensive schematic change in the household chemical area in the majority of our stores.

The 1.3% increase in comparable store sales includes an increase of approximately 2.4% in the sales of hardline merchandise and a decrease of approximately 2.6% in sales of softline merchandise.  In the 2005 third quarter, the customer count, as measured by the number of register transactions in comparable stores, decreased approximately 1.5% and the average transaction increased approximately 2.6% to $9.10 over the 2004 third quarter.  Hardline merchandise, as a percentage of net sales, increased to approximately 78.1% in the 2005 third quarter compared to approximately 77.3% in the 2004 third quarter.  Softline merchandise, as a percentage of net sales, decreased to 21.9% in the 2005 third quarter compared to approximately 22.7% in the 2004 third quarter.  The impact attributable to an advertising circular that was distributed in March 2005 was inconclusive due to the timing of Easter and unusually cool weather.  The Company did not distribute an advertising circular in the third quarter of 2004.

The comparable store sales of 2.8% for the three quarters of 2005 included an increase of 4.3% in hardline merchandise and a decrease of approximately 2.2% in softline merchandise.  In the three quarters of 2005, the customer count decreased approximately 0.2% and the average transaction increased approximately 2.9% to $9.30 over the three quarters of 2004.  Hardline merchandise, as a percentage of net sales, increased to approximately 78.6% in the three quarters of 2005 compared to approximately 77.5% in the three quarters of 2004.  Softline merchandise, as a percentage of net sales, decreased to 21.4% in the three quarters of 2005 compared to approximately 22.5% in the three quarters of 2004.

Hardline merchandise includes primarily household chemical and paper products, health and beauty aids, food, electronics, housewares and giftware, toys, school supplies, hardware and automotive supplies.  Softline merchandise includes men’s, women’s, boys’, girls’ and infants’ clothing and accessories, shoes, and domestic items such as blankets, sheets and towels.

The average number of stores in operation during the three quarters of 2005 was 8.3% more than stores in operation during the three quarters of 2004.  The Company had 5,681 stores in operation at the end of the 2005 third quarter, compared with 5,269 stores in operation at the end of the 2004 third quarter, representing an increase of approximately 7.8%.

For the 2005 fourth quarter, the Company’s plan is for a comparable store sales increase of 2% to 4% as a result of the ongoing rollout of urban and refrigerated cooler initiatives and the effect of an advertising circular to be distributed in August.

Cost of Sales

Cost of sales increased 11.2% in the 2005 third quarter, compared with the 2004 third quarter, and increased 13.1% in the three quarters of 2005, compared with the three quarters of 2004.  These increases primarily reflected the additional sales volume between these periods.  Cost of sales, as a percentage of net sales, was 66.4% in the 2005 third quarter, compared with 65.1% in the 2004 third quarter, and was 66.8% in the three quarters of 2005 compared with 65.6% in the same period in 2004.  These increases in the cost of sales percentages for both the 2005 third quarter and three quarters of 2005 were due primarily to the continuing shift in the merchandise mix of sales to more lower margin basic consumables and less higher margin discretionary goods, increased shrinkage and freight costs due to higher fuel expense.  Markdowns in the 2005 third quarter contributed to the increase in the cost of sales percentage for that quarter, as the Company aggressively marked down some seasonal goods to better manage end of season inventory levels.  Shrinkage in the 2005 third quarter was also greater than the previous year.  However, shrink results this quarter reflected an improved trend over the first half of the year as the Company continues implementing new loss prevention reports that provide more visibility to store level issues and adding personnel to its Loss Prevention Department.  In addition, as part of its urban initiative, the Company is modifying its field management structure to increase management presence and the frequency of inspections in its urban markets.  Freight costs in the 2005 third quarter were positively impacted by the opening of the Company’s eighth distribution center in Marianna, Florida, which lowered the average distance to the stores from the distribution centers.  However, these savings did not fully offset the impact of higher year over year fuel costs.

For the 2005 fourth quarter, the Company’s plan is for the cost of sales, as a percentage of net sales, to increase compared with fiscal 2004 due to the continuing effect of the factors discussed above, except for markdowns which should be more consistent with the 2004 fourth quarter.  In addition, the shrink initiatives and new distribution center are expected to mitigate these impacts somewhat during the fourth quarter of fiscal 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 14.9% in the 2005 third quarter, compared with the 2004 third quarter, and increased 13.9% in the three quarters of 2005, compared with the three quarters of 2004.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  Selling, general and administrative expenses, as a percentage of net sales, were 27.6% in the 2005 third quarter, compared with 26.2% in the 2004 third quarter, and were 26.5% in the three quarters of 2005, compared with 25.8% in the three quarters of 2004.  The increases in the percentages for both the 2005 third quarter and three quarters were due primarily to planned payroll expenses incurred in connection with the urban and cooler initiatives (approximately 0.6% and 0.4% of net sales, respectively); increased occupancy costs (approximately 0.5% and 0.1% of net sales, respectively); and increased legal related costs (approximately 0.1% of net sales for both the 2005 third quarter and three quarters).  Each of these percentage increases was impacted by the deleverage of expenses resulting from our lower than planned increase in sales in comparable stores.  The incremental costs to distribute an advertising circular in March also impacted this percentage for the 2005 third quarter (approximately 0.1% of net sales) but was offset by a reduction in bonus costs as the Company is not likely to reach the earnings target necessary for payment of full bonuses.  In addition, as a result of the lower than planned increase in sales in comparable stores in the 2005 third quarter, most other costs in such period were deleveraged.

For the 2005 fourth quarter, the Company’s plan is for the selling, general and administrative expense, as a percentage of net sales, to increase compared with the 2004 fourth quarter.  The Company expects the funding of an accelerated urban initiative, an accelerated refrigerated cooler initiative and the opening of more new stores than last year will negatively impact its expense leverage.  In addition, the distribution of an advertising circular in August 2005 may contribute to the overall expense deleveraging as no advertising circular was distributed in the 2004 fourth quarter.

Provision for taxes on income

The effective tax rate was 36.7% for the 2005 third quarter, as compared with 36.5% for the 2004 third quarter, and was 36.5% for the three quarters of 2005 and three quarters of 2004.  For the 2005 fourth quarter, the Company’s plan is for the effective tax rate to remain at approximately 36.7%.

Liquidity and Capital Resources

At the end of the 2005 third quarter, the Company had working capital of $500.3 million and no outstanding borrowings.  Changes in working capital during the three quarters of each of fiscal 2005 and fiscal 2004 were primarily the result of earnings, capital expenditures and repurchases of the Company’s Common Stock.  The Company’s inventories at the end of the 2005 third quarter were approximately 1.5% lower on a per store basis than at the end of the 2004 third quarter, excluding merchandise in transit to the distribution centers.  The majority of this decrease was in softline merchandise which is approximately 5% lower than a year ago.  The Company expects that inventory on a per store basis will continue to be gradually reduced due to programs focusing on improving inventory productivity.

Capital expenditures for the three quarters of 2005, were approximately $147.7 million and are currently expected to be approximately $220 to $240 million for fiscal 2005.  The majority of planned capital expenditures for fiscal 2005 is related to the Company’s new store expansion; existing store expansions, relocations and renovations; the construction of new distribution centers; expenditures related to store-focused technology infrastructure; and the continued implementation of a refrigerated cooler program for perishable goods in selected stores.  The new store expansion and new distribution centers require additional investment in merchandise inventories.

In the three quarters of 2005, the Company opened 278 stores, closed 63 stores, expanded or relocated 43 stores and renovated 108 stores.  The Company currently plans to open approximately 500 stores and to close 65 to 70 stores in fiscal 2005.  The Company also currently plans to expand or relocate approximately 49 stores and renovate approximately 114 stores in fiscal 2005.  In fiscal 2004, the Company opened 500 stores and closed 61 stores, expanded or relocated 79 stores and renovated 116 stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  On May 25, 2006, $100 million of the facilities expires.  The remaining $100 million expires on May 31, 2010.  The Company had no borrowings against these facilities during the three quarters of 2005.  Cash flow from current operations and available revolving credit facilities, as discussed above, are expected to be sufficient to meet planned liquidity and capital resource needs, including store expansion and other capital spending programs and any repurchase of the Company’s Common Stock.

During fiscal 2004 and the year ended August 30, 2003, the Company purchased in the open market 5.6 million and 2.2 million shares, respectively, at a cost of $176.7 million and $65.9 million, respectively.  On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of its outstanding common stock from time to time as market conditions warrant.  During the three quarters of 2005, the Company purchased in the open market 2.9 million shares of the Company’s Common Stock at a cost of $80.6 million, leaving 4.3 million shares authorized to be purchased.

The following table shows the Company’s obligations and commitments as of the end of the 2005 third quarter to make future payments under contractual obligations (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	May 2006	May 2007	May 2008	May 2009	May 2010	Thereafter
Merchandise letters of credit	$133,755	$133,755	$—	$—	$—	$—	$—
Operating leases	1,035,197	238,136	211,351	173,781	136,321	94,720	180,888
Construction obligations	70,891	70,891	—	—	—	—	—
Total Contractual Cash Obligations	$1,239,843	$442,782	$211,351	$173,781	$136,321	$94,720	$180,888

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of the end of the 2005 third quarter (in thousands):

Other Commercial Commitments	Total Amounts Committed
Standby letters of credit	$103,734
Surety bonds	6,452
Total Commercial Commitments	$110,186

At the end of the 2005 third quarter, approximately $15.6 million of the merchandise letters of credit are included in accounts payable and accrued liabilities on the Company’s balance sheet.  A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion.

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

Item 4.    Controls and Procedures

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Consistent with the suggestion of the SEC, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

The Company effected a change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates to remediate internal control deficiencies related to the application of our lease accounting policies and practices that led to the restatement as further discussed in Note 9 to the consolidated condensed financial statements.  The Company has corrected its lease accounting practices to amortize leasehold improvements over the shorter of the term of the related lease (generally five years) or the asset’s useful economic life.  For tenant improvement allowances and rent holidays, the Company now records a deferred rent liability and amortizes the deferred rent over the terms of the leases as reductions to rent expense.  In addition, the Company now recognizes straight-line rent expense (including any rent adjustment during the lease term) over a period that includes the pre-opening period.  The Company has implemented additional review process over its leasing arrangements to ensure the collection and communication of information necessary for the proper accounting for each lease in accordance with generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in Note 7 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of Common Stock repurchased by the Company during the quarter ended May 28, 2005, were as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs
March 2/27/05–4/2/05	102,300	$30.25	102,300	1,540,600
April 4/3/05–4/30/05	721,000	$28.33	721,000	5,819,600
May 5/1/05–5/28/05	1,490,000	$25.40	1,490,000	4,329,600
Total	2,313,300	$26.53	2,313,300	4,329,600

During the years ended August 28, 2004, and August 30, 2003, the Company purchased in the open market 5.6 million and 2.2 million shares, respectively, at a cost of $176.7 million and $65.9 million, respectively.  On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to an additional five million shares of its outstanding common stock from time to time as market conditions warrant.  During the three quarters ended May 28, 2005, the Company purchased in the open market 2.9 million shares of the Company’s Common Stock at a cost of $80.6 million, leaving 4.3 million shares authorized to be purchased.  Shares purchased under the share repurchase authorization are held in treasury and currently a portion of such shares are reissued under the Family Dollar 2000 Outside Directors Plan.  There is no expiration date governing the period during which the Company can make share repurchases.  There are no other repurchase programs under which the Company is authorized to repurchase outstanding shares.

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: July 1, 2005	/s/ R. James Kelly
R. JAMES KELLY
Vice Chairman-Chief Financial Officer

Date: July 1, 2005	/s/ C. Martin Sowers
C. MARTIN SOWERS
Senior Vice President-Finance