Form 10-K
period 2005-08-27
FAMILY DOLLAR STORES INC
filed 2005-11-07
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 27, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes  ☐       No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on February 26, 2005, based on the closing price on February 25, 2005, was approximately $5.1 billion.

The number of shares of the registrant’s Common Stock outstanding as of October 17, 2005, was 155,264,313.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 19, 2006.

PART I

This report contains “forward-looking statements” that are based on the current expectations of Family Dollar Stores, Inc.  Actual results in future periods may differ materially from those expressed or implied by those forward-looking statements because of a number of factors set forth in this Annual Report on Form 10-K (“Report”).  Statements that are forward-looking may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and similar terms and expressions.  For a discussion of the factors that may affect the Company’s future business and prospects, see Management’s Discussion and Analysis (“MD&A”) - Cautionary Statement Regarding Forward-Looking Statements.

Information is provided herein with respect to the Company’s operations related to the Company’s fiscal years ended on August 27, 2005 (“fiscal 2005”); on August 28, 2004 (“fiscal 2004”); on August 30, 2003 (“fiscal 2003”); on August 31, 2002 (“fiscal 2002”); and on September 1, 2001 (“fiscal 2001”); and the fiscal year ending on August 26, 2006 (“fiscal 2006”).

ITEM 1.  BUSINESS

General

                Family Dollar Stores, Inc., (together with its wholly-owned subsidiaries and entities referred to herein as the “Company”) operates a chain of almost 6,000 retail discount stores in a 44-state area, providing primarily low to lower-middle income consumers with a wide range of general merchandise at highly competitive prices in convenient neighborhood stores.  The goods offered by the Company generally have price points that range from under one dollar to ten dollars and include apparel, food, cleaning and paper products, home decor, beauty and health aids, toys, pet products, automotive products, domestics and seasonal goods.

The original predecessor of the Company was organized in 1959 to operate a self-service retail store in Charlotte, North Carolina.  In subsequent years, additional stores were opened, and separate corporations generally were organized to operate these stores.  Family Dollar Stores, Inc., was incorporated in Delaware in 1969, and all then-existing corporate entities became its wholly-owned subsidiaries.

Overview of Business Operations

The Company owns or leases and operates all of its retail discount stores located in 44 states of the United States.  The Company’s stores are operated on a self-service basis, and low overhead permits the sale of merchandise at a relatively moderate markup.  As discussed below, the Company’s merchandise consists of a variety of hardline and softline merchandise.  The Company’s stores are located in urban, suburban, small town and rural markets.  See Properties herein.  The Company’s relatively small store size allows the Company to select store locations that provide neighborhood convenience to its customers in each of these areas.  The Company generally prices merchandise uniformly in all of its stores, but some merchandise may carry higher prices in stores in less competitive markets where operating costs are higher.  Most items available for sale are priced under ten dollars.

The Company’s “everyday low price” strategy relies on offering consistently low prices on its products and utilizing limited advertising and promotional activity.  The Company traditionally advertises through circulars available in stores or, occasionally, circulars which are inserted in newspapers or mailed directly to consumers’ residences.  In the years immediately prior to and during fiscal 2004, the Company distributed one circular in each December period to boost holiday sales.  In fiscal 2005, the Company distributed circulars in November and December 2004; and, in April and August 2005.  The Company continues to utilize circulars that are passed out in stores monthly, and limited advertising is used to support the opening of new stores.

The Company accepts cash, checks and, in most stores, PIN-based debit cards but does not currently accept credit cards.  The Company is currently testing systems that will allow it to accept a broad range of electronic benefits, including food stamps.

As discussed in MD&A elsewhere in this Report, the Company focused on four primary initiatives during fiscal 2005: (i) the installation of refrigerated coolers; (ii) the “Treasure Hunt” merchandise program; (iii) new store openings; and (iv) the Urban Initiative.

No single store accounted for more than one-quarter of one percent of sales during fiscal 2005.  The Company’s stores are open at least six days a week, with most open on Sundays.

Merchandise

The Company’s stores offer a variety of hardline and softline merchandise.  Hardline merchandise includes household chemical and paper products, candy, snacks and other food, health and beauty aids, electronics, housewares and giftware, pet food and supplies, toys, stationery and school supplies, seasonal goods, hardware and automotive supplies.  Softline merchandise includes men’s, women’s, boys’, girls’ and infants’ clothing, shoes, and domestic items such as blankets, sheets and towels.  During fiscal 2005, hardline merchandise accounted for approximately 78.8% of the Company’s sales.  Softline merchandise accounted for approximately 21.2% of sales.

During fiscal 2005, nationally advertised brand name merchandise accounted for approximately 37% of sales versus 36% in fiscal 2004.  Family Dollar private label merchandise accounted for approximately 4% of sales, and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales.  During fiscal 2005, irregular merchandise accounted for less than one-half of 1% of sales, and closeout merchandise accounted for less than 2% of sales.

For a number of years, the Company has added more hardline consumable merchandise, including nationally recognized brand name merchandise, to its merchandise assortments while reducing the amount of space allocated to apparel and shoes.  During fiscal 2005, the Company continued to adjust the merchandise selection in stores, including the introduction of an expanded assortment of hardline consumable merchandise, such as paper products, household chemicals and food.  However, approximately the same amount of space was allocated to hardline merchandise and softline merchandise as at the end of fiscal 2004, except in a limited number of stores in which all or most hanging apparel and shoes were removed from the merchandise assortment.

During fiscal 2005, the Company implemented adjustments to its merchandising strategy by increasing levels of opportunistically purchased goods supplementing the basic assortment of merchandise.  This “Treasure Hunt” merchandise is designed to create more excitement in stores and attract customers throughout the year, with particular emphasis on the holiday seasons.  In fiscal 2006, the Company expects to continue to develop this merchandising strategy.

During fiscal 2005, the Company expanded its food assortment to include perishable foods by installing refrigerated coolers in approximately 1,000 stores.  In fiscal 2006, the Company plans to install coolers in approximately 2,500 additional stores.

The Company purchases merchandise from approximately 1,500 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise.  Approximately 60% of the merchandise is manufactured in the U.S., and substantially all such merchandise is purchased directly from the manufacturer.  Purchases of imported merchandise are made directly from the manufacturer or from importers, and the Company’s vendor arrangements provide for payment for such merchandise in U.S. Dollars.  No single supplier accounted for more than 8% of the merchandise sold by the Company in fiscal 2005.

The Company maintains a substantial variety and depth of basic and seasonal merchandise inventory in stock in its stores (and in its distribution centers for weekly store replenishment) to attract customers and meet their shopping needs.  Vendors’ trade payment terms are negotiated to help finance the cost of carrying this inventory.  The Company must balance the value of maintaining high inventory levels to meet customers’ demands with the potential cost of having inventories at levels that exceed such demands and that may need to be marked down in price in order to sell.

Distribution and Logistics

During fiscal 2005, approximately 4.7% of the merchandise purchased by the Company was shipped directly to stores by the manufacturer or importer.  The balance of the merchandise was received at one of the Company’s eight distribution centers described below.  Merchandise is delivered to stores from the Company’s distribution centers by Company-owned trucks and by common and contract carriers.  During fiscal 2005, approximately 85% of the merchandise delivered was by common or contract carriers.  At the end of fiscal 2005, the average distance between the distribution centers and the stores served by each facility was:

Distribution Center	Number of Stores Served	Average Distance (Miles)
Matthews, NC	775	173
West Memphis, AR	704	260
Front Royal, VA	848	306
Duncan, OK	772	306
Morehead, KY	800	241
Maquoketa, IA	744	310
Odessa, TX	657	566
Marianna, FL	598	267
Totals	5,898	300

During fiscal 2005, the Company also acquired a 90-acre site in Rome, New York, on which the Company is currently constructing its ninth distribution center, which is expected to be operational during the third quarter of fiscal 2006.

Technology

The Company has an integrated system to improve inventory management through merchandise planning and inventory control departments.  The inventory management system maintains by-item inventories at all stores and supports a demand forecasting system for replenishment of distribution centers.  The Company also utilizes software for automatic store replenishment of basic merchandise and for forecasting-based allocation of non-basic merchandise.  These systems give the Company improved tools to facilitate optimum merchandise in-stock positions in stores, reduce markdowns and improve inventory turnover.

During fiscal 2003, the Company began implementation of a new transportation management system designed to improve visibility and cost control for both import and domestic freight movement.  The import and domestic inbound portions of this project have been completed.

During fiscal 2004, as part of the Company’s “store of the future” multi-year initiative, a new hiring system was designed to provide consistent pre-employment assessments and interviews for prospective employees and was tested in a major urban market.  Currently, the new hiring system is utilized in approximately 1,200 stores.  The Company also has begun implementing plans to upgrade the stores’ communications infrastructure to facilitate communications and provide more interactive training for store employees.

Competition

The business in which the Company is engaged is highly competitive.  The principal competitive factors include store locations, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service.  The Company competes for sales and store locations in varying degrees with international, national, regional and local retailing establishments, including discount stores, department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores.  Many of the nation’s other large retailers have stores in areas in which the Company operates.  The relatively small size of the Company’s stores permits it to open new stores in rural areas, small towns and in large urban markets, in locations convenient to the Company’s low and lower-middle income customer base.  The Company’s stores offer customers a reasonable selection of competitively priced, basic merchandise within a relatively narrow range of price points.

Seasonality

The Company’s sales are slightly seasonal.  Historically, sales have been highest in the second fiscal quarter (December, January, and February), representing approximately 27% of total annual sales.

Trademarks

The Company has registered with the U.S. Patent and Trademark Office the name “Family Dollar Stores” as a service mark and also has registered a number of other names as trademarks for certain merchandise sold in stores.

Employees

As of October 1, 2005, the Company had approximately 24,000 full-time employees and approximately 18,000 part-time employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company considers its employee relations generally to be good.

Available Information

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

ITEM 2.  PROPERTIES

The Company operates a chain of self-service retail discount stores.  As of October 1, 2005, there were 5,908 stores in 44 states and the District of Columbia as follows:

Texas	739
Ohio	371
Florida	319
North Carolina	309
Michigan	306
Georgia	289
New York	258
Pennsylvania	227
Louisiana	211
Virginia	203
Illinois	202
Tennessee	192
Kentucky	179
South Carolina	175
Indiana	172
Alabama	144
Wisconsin	133
Arizona	120
Oklahoma	112
West Virginia	110
Mississippi	109
Arkansas	98
Missouri	89
Massachusetts	87
New Mexico	86
Maryland	86
Colorado	82
Minnesota	63
New Jersey	61
Utah	52
Connecticut	50
Maine	39
Iowa	36
Kansas	34
Nebraska	26
Delaware	22
Idaho	22
New Hampshire	20
Rhode Island	20
Nevada	19
Vermont	9
Wyoming	9
South Dakota	7
North Dakota	6
District of Columbia	5

                The stores listed above include approximately 41 stores temporarily closed, including stores closed due to Hurricane Katrina and Hurricane Rita, which struck the U.S. Gulf Coast in August 2005 and September 2005, respectively.  See MD&A and Note 13 to the Consolidated Financial Statements included in this Report for more information about the impact of these storms.

The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 5,898 stores for fiscal 2005; 5,466 stores for fiscal 2004; 5,027 stores for fiscal 2003; 4,616 stores for fiscal 2002; and 4,141 stores for fiscal 2001.

During fiscal 2005, 500 stores were opened, 68 stores were closed, 16 stores were relocated within the same shopping center or market area, 33 stores were expanded in size, and 105 stores were renovated.  During fiscal 2006, the Company plans to open approximately 400 stores, close approximately 65 stores, and relocate, expand or renovate approximately 75 stores.  Such plans are continually reviewed and subject to change.  From August 27, 2005, through October 1, 2005, the Company opened 12 new stores, closed 2 stores, and relocated, expanded or renovated 6 stores.

As of October 1, 2005, the Company had in the aggregate approximately 49.9 million square feet of total store space (including receiving rooms and other non-selling areas) and approximately 41.4 million square feet of selling space.  The typical store has approximately 7,500 to 9,500 square feet of total area.

The Company’s stores are located in large urban, suburban and rural areas, and they are typically freestanding or located in shopping centers with adequate parking available.  At the end of fiscal 2005, approximately 20% of the Company’s stores were located in large urban markets (markets with populations above 200,000), and approximately 26% of the Company’s stores were located in small urban markets (markets with populations greater than 75,000 but less than 200,000) or suburban areas.  During fiscal 2005, approximately 35% of new store locations were opened in large urban markets and 28% of new locations were opened in small urban or suburban markets.

With the exception of 481 stores owned by the Company, all of the Company’s stores are leased.  Most of the leases are for initial terms of five years and for fixed rentals.  A large majority of the leases contain provisions that may require additional payments based upon a percentage of sales, property taxes, insurance premiums or common area maintenance charges.

Of the Company’s 5,427 leased stores at October 1, 2005, all but 396 leases grant the Company options to renew for additional terms; in most cases for a number of successive five-year periods.  The following table sets forth certain data, as of October 1, 2005, concerning the expiration dates of all leases with renewal options:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2006	149	0
2007-2009	2,435	10
2010-2012	1,756	106
2013-2015	647	426
2016 and thereafter	44	4,489

Of the 481 Company-owned stores, 127 are located in Texas, with no more than 30 located in any other state.  In these owned stores, there are approximately 4.0 million total square feet of space.

The Company also owns its corporate headquarters and distribution center located on a 108-acre tract of land in Matthews, North Carolina, just outside of Charlotte, in two buildings containing approximately 1.13 million square feet.  Approximately 890,000 square feet are used for the distribution center which includes receiving, warehousing, shipping and storage facilities.  Approximately 240,000 square feet are used for the corporate headquarters.

The Company also owns seven additional full-service distribution centers described in the table below:

Facility Size
Distribution Center	Land	Building	Date Operational
West Memphis, AR	75 acres	550,000 sq. ft.	April 1994
		300,000 sq. ft. addition	August 1996
Front Royal, VA	75 acres	907,000 sq. ft.	January 1998
Duncan, OK	85 acres	907,000 sq. ft.	July 1999
Morehead, KY	94 acres	907,000 sq. ft.	June 2000
Maquoketa, IA	74 acres	907,000 sq. ft.	March 2002
Odessa, TX	89 acres	907,000 sq. ft.	July 2003
Marianna, FL	76 acres	907,000 sq. ft	January 2005

In the summer of 2005, the Company began construction of a ninth full-service distribution center on a 90-acre tract of land owned by the Company in Rome, New York.  The building will contain approximately 907,000 square feet and is expected to be operational during the third quarter of fiscal 2006.

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

A jury trial in this case commenced on June 13, 2005, in Tuscaloosa, Alabama, and ended on June 28, 2005, with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter.  The case is scheduled to be retried commencing on February 21, 2006.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2005.

ITEM 4A.               EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each of the executive officers of the Company as of October 1, 2005:

Name	Position and Office	Age
Howard R. Levine (1)	Chairman of the Board and Chief Executive Officer	46

R. James Kelly (2)	Vice Chairman and Chief Financial and Administrative Officer	58

Robert George (3)	Executive Vice President- Merchandising	43

Charles S. Gibson, Jr. (4)	Executive Vice President- Supply Chain	44

Dorlisa K. Flur (5)	Senior Vice President- Strategy and Business Development	40

Janet G. Kelley (6)	Senior Vice President- General Counsel and Secretary	52

C. Martin Sowers (7)	Senior Vice President- Finance	47

Barry Sullivan (8)	Senior Vice President- Store Operations	41

(1)

Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President-Merchandising and Advertising. From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies’ apparel stores. From 1992 to April 1996, he was self-employed as an investment manager. He rejoined the Company in April 1996, and was elected Vice President-General Merchandise Manager: Softlines in April 1996, Senior Vice President-Merchandising and Advertising in September 1996, President and Chief Operating Officer in April 1997, Chief Executive Officer in August 1998, and Chairman of the Board in January 2003. He is the son of Leon Levine, the founder and Chairman Emeritus of the Company.

(2)	Mr. R. James Kelly was employed by the Company as Vice Chairman-Chief Financial and Administrative Officer in January 1997.
(3)

Mr. Robert George was employed by the Company as Executive Vice President-Merchandising in August 2005. Prior to his employment by the Company, he was employed by Staples Corporation, an office supply retailer, from 1986 to July 2005, where his last position was Senior Vice President, General Merchandise Manager — Office Products.

(4)

Mr. Charles S. Gibson, Jr., was employed by the Company as Vice President-Logistics in September 1997 and was promoted to Senior Vice President-Distribution and Logistics in October 1999 and to Executive Vice President-Supply Chain in September 2003.

(5)

Ms. Dorlisa K. Flur was employed by the Company as Senior Vice President-Strategy and Business Development in June 2004. Prior to her employment by the Company, she was employed by McKinsey & Company, a global management consulting firm, from 1988 to May 2004, where her last position was Principal with responsibility for McKinsey’s Retail Practice in the Southeast.

(6)

Ms. Janet G. Kelley was employed by the Company as Senior Vice President-Senior Counsel in January 2004 and promoted to Senior Vice President-General Counsel in May 2005. Prior to her employment by the Company, she was employed by Kmart Corporation, a chain of discount stores, from April 2001 to January 2003, where her last position was Executive Vice President and General Counsel. Kmart Corporation filed a petition for reorganization under Chapter 11 of the Federal bankruptcy laws in January 2002 and emerged from bankruptcy in May 2003. From June 1999 to April 2001, she was employed by Limited Brands, Inc., a chain of specialty apparel and personal beauty stores, as Vice President and Senior Counsel.

(7)

Mr. C. Martin Sowers was employed by the Company as an accountant in October 1984 and was promoted to Assistant Controller in January 1985. He was elected Controller in January 1986, Vice President-Controller in July 1989 and Senior Vice President-Finance in December 1991.

(8)

Mr. Barry Sullivan was employed by the Company as Vice President-Store Operations in September 2002 and was promoted to Senior Vice President-Store Operations in May 2005. Prior to his employment with the Company, he was employed by Eckerd Corporation, a regional drug store chain, from 1986 to 2002, where his last position was Vice President-Store Operations.

All executive officers of the Company are elected annually by and serve at the pleasure of the Board of Directors until their successors are duly elected.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the New York Stock Exchange under the ticker symbol FDO.  At October 17, 2005, there were approximately 2,300 holders of record of the Common Stock.  The accompanying tables give the high and low sales prices of the Common Stock and the dividends declared per share for each quarter of fiscal 2005 and 2004.

Market Prices and Dividends

2005	High	Low	Dividend
First Quarter	$32.30	$25.54	$.08 1/2
Second Quarter	35.25	28.25	.09 1/2
Third Quarter	33.64	23.68	.09 1/2
Fourth Quarter	27.15	20.10	.09 1/2

2004	High	Low	Dividend
First Quarter	$44.13	$38.10	$.07 1/2
Second Quarter	39.66	32.00	.08 1/2
Third Quarter	38.73	26.51	.08 1/2
Fourth Quarter	34.00	25.09	.08 1/2

The following table sets forth information with respect to purchases of shares of the Company’s Common Stock made during the quarter ended August 27, 2005, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June (5/29/05-7/2/05)	446,400	$25.76	446,400	3,883,200
July (7/3/05-7/30/05)	—	—	—	3,883,200
August (7/31/05-8/27/05)	—	—	—	18,705,334	(1)
Total	446,400	$25.76	446,400	18,705,334

(1)

Includes $300 million of the Company’s Common Stock converted to shares using the Company’s closing stock price of $20.24 as of August 26, 2005, which may be acquired pursuant to a repurchase program approved by the Board of Directors on August 18, 2005. See below for additional information.

During fiscal 2004 and fiscal 2003, the Company purchased in the open market 5.6 million and 2.2 million shares of its Common Stock, respectively, at a cost of $176.7 million and $65.9 million, respectively.  On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of the Company’s Common Stock from time to time as market conditions warrant.  On August 19, 2005, the Company announced that the Board of Directors authorized the purchase of an additional $300 million of the Company’s Common Stock from time to time as market conditions warrant.  During fiscal 2005, the Company purchased in the open market 3.3 million shares of the Company’s Common Stock at a cost of $92.0 million.  As of the end of fiscal 2005, the Company had approximately 18.7 million shares authorized to be purchased.  There is no expiration date governing the period during which the Company can make share repurchases pursuant to the above referenced authorizations.  There are no other repurchase programs under which the Company is authorized to repurchase outstanding shares.  Shares purchased prior to the end of fiscal 2005 under the share repurchase authorization are held in treasury or have been reissued under the Family Dollar 2000 Outside Directors Plan.

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through a private placement under Section 4(2) of the Securities Act of 1933, as amended, of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors.  On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s outstanding Common Stock for an initial purchase price of $19.97 per share pursuant to the $300 million repurchase authorization.  The transaction was financed with the proceeds of the Notes.  Shares that are repurchased with the proceeds of the Notes will be canceled and returned to the status of authorized but unissued shares.  See Note 13 to the Consolidated Financial Statements included in this Report for more information on the Notes and the overnight share repurchase transaction.

ITEM 6.                             SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

Years Ended (in thousands, except per share amounts and store data)	August 27, 2005	August 28, 2004	August 30, 2003	August 31, 2002	September 1, 2001

Net sales	$5,824,808	$5,281,888	$4,750,171	$4,162,652	$3,665,362
Cost of sales and operating expenses	5,482,013	4,875,226	4,367,027	3,827,582	3,372,094
Income before income taxes	342,795	406,662	383,144	335,070	293,268
Income taxes	125,286	148,758	139,835	122,288	107,025
Net income	217,509	257,904	243,309	212,782	186,243
Diluted earnings per common share	$1.30	$1.50	$1.40	$1.22	$1.08

Dividends declared	$61,538	$56,077	$49,890	$44,106	$40,352
Dividends declared per common share	$0.37	$0.33	$0.29	$.25 1/2	$.23 1/2

Total assets	$2,409,501	$2,224,361	$2,065,392	$1,818,541	$1,467,866
Working capital	$460,157	$489,727	$541,913	$507,945	$404,087
Shareholders’ equity	$1,428,066	$1,337,082	$1,292,432	$1,140,577	$948,791

Stores opened	500	500	475	525	502
Stores closed	(68)	(61)	(64)	(50)	(50)
Number of stores - end of year	5,898	5,466	5,027	4,616	4,141

The Company did not have any long-term debt at the end of each of its last five fiscal years.  On September 27, 2005, the Company obtained $250 million in aggregate proceeds through the private placement of the Notes to a group of institutional accredited investors.  See Note 13 to the Consolidated Financial Statements included in this Report for more information on the Notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for fiscal 2005, fiscal 2004 and fiscal 2003.  This discussion should be read in conjunction with, and is qualified by, the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Report.

Fiscal 2005 Overview and Fiscal 2006 Outlook

During fiscal 2005, the Company began the implementation of four key initiatives designed to increase sales and profitability: the installation of refrigerated coolers in selected stores; the introduction of a “Treasure Hunt” merchandise program; the continuation of an aggressive store opening program; and the Urban Initiative.  During fiscal 2006, the Company will continue these initiatives as discussed below.

•              Coolers — The installation of refrigerated coolers for the sale of perishable food began in the second quarter of fiscal 2005.  The customer traffic generated by coolers increased sales of food and other merchandise throughout the store.  At the end of fiscal 2005, refrigerated coolers were installed in approximately 1,000 stores.  The Company plans to have refrigerated coolers installed in approximately 2,500 additional stores by the end of fiscal 2006.  In addition, the Company is testing new point-of-sale software in a limited number of stores to facilitate the acceptance of food stamps in stores with refrigerated coolers.

•              “Treasure Hunt” merchandise program — During fiscal 2005, the Company began supplementing its basic assortment of merchandise with additional opportunistically purchased goods designed to create more excitement in stores throughout the year, with particular emphasis on holiday, spring and back-to-school seasons.  The Company will enhance this initiative in fiscal 2006.

•              New Stores — During fiscal 2005, the Company opened 500 stores and closed 68 stores.  In order to build processes that will support a more balanced distribution of store openings throughout the year, the Company plans to open approximately 400 stores and close approximately 65 stores in fiscal 2006.

•              Urban Initiative — The Urban Initiative is designed to improve the operating performance of high sales volume stores in large metropolitan markets through investments in people, process changes and technology, including organizational changes to support a more mobile and flexible workforce.  During fiscal 2005, the Urban Initiative was implemented in approximately 1,200 stores.  While the Urban Initiative stores have experienced mid-single-digit sales growth and continue to be profitable, the Company’s profitability goals have not yet been achieved.  For fiscal 2006, the Company will continue its investments in the current “Urban Initiative markets” (approximately 1,300 stores) but does not expect to expand the initiative into new markets until processes have been refined to generate improved results.

The Company currently expects net income per diluted share of Common Stock to be between $1.30 and $1.39 for fiscal 2006, compared to $1.30 in fiscal 2005.  The net income per diluted share of Common Stock guidance for fiscal 2006 includes the impact of the expensing of stock options as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” and other new compensation programs, and also includes the accretive benefit of the Company’s share repurchase program and related debt placement.  See the Recent Accounting Pronouncements contained in this MD&A for more information on the impact of SFAS No. 123R and the Liquidity and Capital Resources section for more information on the Company’s share repurchase program and issuance of the Notes.

Subsequent to the Company’s fiscal 2005 year end, Hurricane Katrina and Hurricane Rita struck the U.S. Gulf Coast, impacting numerous stores in the afflicted areas.  The Company has property insurance that covers most of its property damage.  Since the Company’s stores are widely dispersed, lost sales due to closed stores are generally limited and are often offset by increased sales in other stores.  Therefore, these storms have not had a material impact in the aggregate on the Company’s financial position, liquidity or results of operations.  The long-term impact of these storms is more difficult to forecast.  The potential increase in energy costs over the long-term could negatively impact the Company and its customers.  However, the resources received by customers from government and private organizations and the funds contributed in the rebuilding effort could positively impact sales.  Therefore, the Company has not included any impact from these storms in its fiscal 2006 outlook.

Net Sales

Net sales increased approximately 10.3% ($542.9 million) in fiscal 2005 compared with fiscal 2004, and approximately 11.2% ($531.7 million) in fiscal 2004 compared with fiscal 2003.  The increases in fiscal 2005 and in fiscal 2004 were attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 2.3% ($117.1 million) and 1.9% ($86.3 million), respectively, with the balance of the increases primarily relating to sales from new stores opened as part of the Company’s store growth program.  The Urban Initiative, the installation of refrigerated coolers and the “Treasure Hunt” merchandise program all had positive impacts on sales in fiscal 2005.  Sales of lower-margin basic consumables continued to be stronger than sales of higher-margin discretionary goods during fiscal 2005, reflecting the difficult economic environment, including higher energy prices, faced by the Company’s low and lower-middle income customer base.

The 2.3% increase in comparable store sales during fiscal 2005 includes an increase of approximately 3.7% in the sales of hardline merchandise and a decrease of approximately 2.6% in the sales of softline merchandise.  In fiscal 2005, the customer count, as measured by the number of register transactions in comparable stores, decreased approximately 0.7%, and the average transaction increased approximately 2.9% to $9.22.  Increased sales of hardline merchandise have been the primary contributor to the overall sales increases.  Hardline merchandise, as a percentage of net sales, increased to approximately 78.8% in fiscal 2005 compared to approximately 77.7% in fiscal 2004.  Softline merchandise, as a percentage of net sales, decreased to approximately 21.2% in fiscal 2005 compared to approximately 22.3% in fiscal 2004.  The Company distributed four advertising circulars in fiscal 2005 and one advertising circular in fiscal 2004.  The circulars are designed to stimulate traffic and inform customers about the Company’s “Treasure Hunt” merchandise, seasonal values and competitive prices on core consumables.  During fiscal 2006, the Company expects to distribute four advertising circulars.

The 1.9% increase in comparable store sales during fiscal 2004 as compared with fiscal 2003 includes an increase of approximately 3.2% in the sales of hardline merchandise and a decrease of approximately 2.5% in the sales of softline merchandise.  Sales of consumable merchandise were stronger than sales of more discretionary merchandise.  In fiscal 2004, the customer count increased approximately 0.7%, and the average transaction increased approximately 0.9% to $8.95.  The Company distributed one advertising circular in both fiscal 2004 and fiscal 2003.

Hardline merchandise includes household chemical and paper products, candy, snacks and other food, health and beauty aids, electronics, housewares and giftware, pet food and supplies, toys, stationery and school supplies, seasonal goods, hardware and automotive supplies.  Softline merchandise includes men’s, women’s, boys’, girls’ and infants’ clothing, shoes, and domestic items such as blankets, sheets and towels.

During fiscal 2006, the Company expects comparable store sales to increase 2% to 4% as a result of the ongoing rollout of refrigerated coolers, the impact from “Treasure Hunt” merchandise sales and the operational improvements resulting from the Urban Initiative program.

During fiscal 2005, the Company opened 500 stores and closed 68 stores for a net addition of 432 stores, compared with the opening of 500 stores and closing of 61 stores for a net addition of 439 stores during fiscal 2004.  The Company also expanded or relocated 49 stores in fiscal 2005, compared with 79 stores that were expanded or relocated in fiscal 2004.  In addition, approximately 105 stores in fiscal 2005 and 116 stores in fiscal 2004 were renovated.  In order to build processes that will support a more balanced distribution of store openings throughout the year, the Company plans to open approximately 400 stores and close approximately 65 stores in fiscal 2006.  The Company also plans to relocate, expand, or renovate approximately 75 stores during fiscal 2006.  Store opening, closing, expansion, relocation and renovation plans are continuously reviewed and are subject to change.

Cost of Sales and Margin

Cost of sales increased approximately 11.8% ($412.3 million) in fiscal 2005 compared with fiscal 2004 and approximately 11.1% ($350.5 million) in fiscal 2004 compared with fiscal 2003.  These increases primarily reflected the additional sales volume in each of the years.  Cost of sales, as a percentage of net sales, was 67.1% in fiscal 2005 and 66.2% in both fiscal 2004 and fiscal 2003.  The increase in cost of sales, as a percentage of net sales, during fiscal 2005 was due primarily to the continuing shift in the merchandise mix of sales to more lower-margin consumables and fewer higher-margin discretionary goods, increased inventory shrinkage and increased freight costs due to higher fuel expense.  To address inventory shrinkage, the Company is implementing new loss prevention reports that provide more visibility to transaction level issues and is adding personnel to its Loss Prevention Department.  In addition, as part of its Urban Initiative, the Company modified its field management structure to increase management presence and the frequency of inspections in urban markets.  The opening of the Company’s eighth distribution center in Marianna, Florida, in the second quarter of fiscal 2005 positively impacted freight costs by lowering the average distance to the stores from the distribution centers.  Increases in productivity and efficiency, such as increased back hauls and optimization and consolidation of inbound routing have also offset some of the cost increases.  However, these savings did not fully offset the impact of higher year-over-year fuel costs.  The Company expects that the opening of the ninth distribution center in Rome, New York, during the third quarter of fiscal 2006 will positively impact freight costs and continue to offset higher fuel costs.

Cost of sales, as a percentage of net sales, in fiscal 2004 was unchanged from fiscal 2003.  The percentage was favorably impacted by a change in the treatment of certain vendor allowances in conformity with an accounting pronouncement, as well as from lower merchandise markdowns.  However, the favorable impact of the change in the treatment of certain vendor allowances was offset by a shift in the merchandise mix to more lower-margin basic consumables and relatively less sales of higher-margin discretionary merchandise.  Cost of sales, as a percentage of net sales, in fiscal 2004 was also negatively impacted by increased inventory shrinkage and increased freight costs due to higher fuel expense.

During fiscal 2006, the Company expects that cost of sales, as a percentage of net sales, will be flat or increase slightly as compared to fiscal 2005 due to the continuing effect of the shift in the merchandise mix to more lower-margin basic consumables and rising fuel costs.  Lower markdowns and lower inventory shrinkage are expected to offset these increases.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased approximately 14.1% ($194.5 million) in fiscal 2005 compared with fiscal 2004, and approximately 12.9% ($157.7 million) in fiscal 2004 compared with fiscal 2003.  The increases in these expenses were attributable primarily to additional costs arising from the continued growth in the number of stores in operation and the continued ramp-up of the eighth distribution center.  SG&A expenses, as a percentage of net sales, were 27.0% in fiscal 2005, 26.1% in fiscal 2004 and 25.7% in fiscal 2003.  The increase in SG&A expenses, as a percentage of net sales, in fiscal 2005 was due primarily to planned payroll expenses incurred in connection with the urban and cooler initiatives (approximately 0.4% of net sales); increased occupancy and store-related costs (approximately 0.4% of net sales); and increased legal-related costs (approximately 0.1% of net sales).  Each of these percentages was negatively impacted by the lower than planned increase in sales in comparable stores.  A cumulative charge to correct property tax accruals on leased properties and the incremental costs of three additional advertising circulars also impacted this percentage (approximately 0.2% of net sales), but these amounts were offset by a reduction in bonus costs as the Company did not reach the earnings target necessary for payment of management bonuses.  In addition, most other costs, as a percentage of net sales, were negatively impacted by the lower than planned increase in sales in comparable stores.

The increase in SG&A expenses, as a percentage of net sales, in fiscal 2004 was due primarily to below plan sales which negatively impacted the Company’s ability to leverage its cost structure.  In addition, the effect of the change in treatment of certain vendor allowances negatively impacted expense leverage.  Continued increases in insurance costs, primarily workers’ compensation, and increased rent expense also adversely impacted expense leverage.  The increase in SG&A expense, as a percentage of net sales, for fiscal 2004 was offset slightly by a reduction in bonus costs as the Company did not reach the earnings target necessary for payment of full bonuses.

During fiscal 2006, the Company expects SG&A expense, as a percentage of net sales, to increase as compared to fiscal 2005 due to the expanded rollout of the cooler program and the continued investments in the existing Urban Initiative markets.  In addition, the required expensing of stock options and other compensation plan changes will increase SG&A expenses, as a percentage of net sales.

Income Taxes

The effective tax rate was 36.5% in fiscal 2005, 36.6% in fiscal 2004 and 36.5% in fiscal 2003.  For fiscal 2006, the Company’s plan is for the effective tax rate to increase to 37.0% due to the effect of changes in state income taxes.

Liquidity and Capital Resources

The Company has consistently maintained a strong liquidity position.  Cash provided by operating activities during fiscal 2005 was $299.4 million as compared to $376.5 million in fiscal 2004 and $302.3 million in fiscal 2003.  These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments and any repurchase of the Company’s Common Stock.  In addition, the Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  On May 25, 2006, $100 million of the facilities will expire, and the remaining $100 million will expire on May 31, 2010.  The Company expects that the facilities expiring May 25, 2006, will be extended.  The Company had no borrowings against these facilities during fiscal 2005.

Merchandise inventories at the end of fiscal 2005 were 11.3% higher than at the end of fiscal 2004.  This increase was due primarily to additional inventory for 432 net new stores.  Inventory on a per store basis at the end of fiscal 2005 was 1.8% higher than at the end of fiscal 2004, excluding merchandise in transit to the distribution centers.  All of this increase was in hardline merchandise, which increased approximately 4.3% per store, reflecting the early receipt of holiday merchandise and new inventory associated with the cooler program.  Average softline merchandise inventory per store, excluding merchandise in transit to the distribution centers, decreased approximately 5.2% as the Company aggressively managed these items to prevent an inventory buildup.

The increase in capital expenditures to $229.1 million in fiscal 2005 from $218.7 million in fiscal 2004 was due primarily to greater distribution center construction expenditures.  In addition, the Company installed refrigerated coolers in approximately 1,000 stores.  Capital expenditures for fiscal 2006 are expected to be between $210 and $225 million and relate primarily to new store openings; existing store expansions, relocations and renovations; construction of distribution centers; expenditures related to store-focused technology infrastructure; and the continued implementation of a refrigerated cooler program for perishable goods in selected stores.  The new store expansion and new distribution centers will require additional investment in merchandise inventories.

Capital spending plans, including store opening plans, are continuously reviewed and are subject to change.  Cash flow from current operations is expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs.  In addition, the Company has available revolving credit facilities as previously discussed.

During fiscal 2004 and fiscal 2003, the Company purchased in the open market 5.6 million and 2.2 million shares of its Common Stock, respectively, at a cost of $176.7 million and $65.9 million, respectively.  On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of the Company’s Common Stock from time to time as market conditions warrant.  On August 19, 2005, the Company announced that the Board of Directors authorized the purchase of an additional $300 million of the Company’s Common Stock from time to time as market conditions warrant.  During fiscal 2005, the Company purchased in the open market 3.3 million shares of the Company’s Common Stock at a cost of $92.0 million.  As of the end of fiscal 2005, the Company had approximately 18.7 million shares authorized to be purchased.

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through a private placement under section 4(2) of the Securities Act of 1933, as amended, of the Notes.  On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s outstanding Common Stock for an initial purchase price of $19.97 per share pursuant to the $300 million repurchase authorization.  The proceeds from the Notes were used to finance this transaction.  See Note 13 to the Consolidated Financial Statements included in this Report for more information.

The following table shows the Company’s obligations and commitments to make future payments under contractual obligations at the end of fiscal 2005 (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	August 2006	August 2007	August 2008	August 2009	August 2010	Thereafter
Merchandise letters of credit	$125,613	$125,613	$—	$—	$—	$—	$—
Operating leases	1,135,810	252,588	225,649	188,636	150,096	107,522	211,319
Construction obligations	58,992	58,992	—	—	—	—	—
Total	$1,320,415	$437,193	$225,649	$188,636	$150,096	$107,522	$211,319

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.  See Properties herein.

The following table shows the Company’s other commercial commitments at the end of fiscal 2005 (in thousands):

Other Commercial Commitments	Total Amounts Committed
Standby letters of credit	$114,979
Surety bonds	6,458
Total	$121,437

At the end of fiscal 2005, approximately $78.1 million of the merchandise letters of credit were included in accounts payable and accrued liabilities on the Company’s balance sheet.  A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the Critical Accounting Policies section of this MD&A.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005.  The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.  The Company will adopt SFAS No. 123R during the first quarter of fiscal 2006 and will use the modified prospective transition method.

On August 18, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of certain previously issued and outstanding options under the 1989 Non-Qualified Stock Option Plan, effective as of August 26, 2005.  The accelerated vesting program applies to: (i) all unvested options that currently have an exercise price in excess of $40.00/share, including options held by the five most highly compensated executive officers of the Company, and (ii) all unvested options that are “underwater” (i.e. the options have an exercise price in excess of the market value of the stock, determined as of August 26, 2005) and are held by employees at the level of manager or below.

The Company implemented the acceleration program to enhance retention incentives for current employees and to reduce the compensation expense the Company would otherwise be required to recognize as a result of the Company’s adoption, effective for fiscal 2006, of SFAS 123R.  See Note 1 to the Consolidated Financial Statements included in this Report for information on the impact of the vesting acceleration on the fiscal 2005 pro forma stock-based compensation cost.

During fiscal 2006, the Company expects to incur incremental SG&A expense of approximately $6 million to $10 million related to the 1989 Non-Qualified Stock Option Plan as a result of the adoption of SFAS No. 123R.  In addition, the Company expects to incur incremental SG&A expense of approximately $4 million to $6 million during fiscal 2006 in connection with the expected implementation of new compensation programs, which are designed to improve the linkage between pay and performance.

Critical Accounting Policies

Management believes the following accounting principles are critical because they involve significant judgments, assumptions and estimates used in the preparation of the Company’s consolidated financial statements.

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

Property and Equipment:

Property and equipment is stated at cost.  Depreciation for financial reporting purposes is calculated using the straight-line method over the estimated useful lives of the related assets.  For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five years) or the asset’s useful economic life.  The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates.  The Company generally assigns no salvage value to property and equipment.  Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Historically, impairment losses on fixed assets have not been material to the Company’s financial position and results of operations.

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

Lease Accounting:

                The Company leases substantially all of its store properties and accounts for store leases in accordance with SFAS 13, “Accounting for Leases.”  For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.  For tenant improvement allowances and rent holidays, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by the Company or our representatives, which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation.  These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions.  Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements.  Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed below, as well as other factors discussed throughout this Report, including without limitation the factors described under “Critical Accounting Policies.”

Success of merchandising and marketing programs

The Company undertakes new programs and refines existing programs to increase net sales and its customer base.  The Company may be adversely impacted if merchandise and marketing programs fail to attract customers into its stores or if the merchandising programs implemented by the Company are not attractive to its customers.

Unusual weather or natural disasters that may impact sales and or operations

Extreme changes in weather patterns or other natural disasters influence customer trends and purchases.  Likewise, weather patterns and natural disasters may negatively impact sales and/or operation of the Company.

Competitive factors

The Company is in a highly competitive sector of the discount retail merchandise sector with numerous competitors, some of whom may have greater resources than the Company.  The Company competes for customers, merchandise, real estate locations and employees.  This competitive environment subjects the Company to various risks, including the ability to continue its store growth and provide attractive merchandise to its customers at competitive prices that allow the Company to maintain its profitability.

Pricing pressures, including inflation and energy prices

Increases in the cost of goods and services, including changes resulting from inflationary pressures, may reduce the Company’s profitability and/or sales.  The Company’s ability to pass on incremental pricing changes may be limited due to operational and/or competitive factors.  Increases in prices, including changes in energy prices, may impact the Company’s customer base by limiting the amount of discretionary spending of its customers and may impact the Company through increased costs of goods and/or increased operating expenses.

Changes in consumer demand and product mix; and changes in overall economic conditions

A general slowdown in the U.S. economy may adversely affect the spending of the Company’s customers, which may result in lower net sales than expected on a quarterly or annual basis.  In addition, changes in the types of products made available for sale and the selection of the products by customers affect sales, product mix and margins.  Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, could also adversely affect the Company’s business by reducing spending or causing customers to shift their spending to other products.

The impact of acts of war or terrorism and transportation and distribution delays or interruptions

Significant acts of terrorism, existing U.S. military efforts, as well as the involvement of the U.S. in other military engagements, could have an adverse impact on the Company by, among other things, disrupting its distribution or information systems, causing dramatic increases in fuel prices which increase the cost of doing business, or impeding the flow of imports or domestic products to the Company.  Delays or interruptions in the transportation and distribution of products could have an adverse impact on the Company.

Merchandise supply and pricing and the interruption of and dependence on imports

The Company has generally been able to obtain sufficient quantities of attractive merchandise at prices that allow the Company to profitably sell such merchandise.  Any disruption in that supply and/or the pricing of such merchandise could negatively impact the Company’s operations and results.  A significant amount of the goods sold by the Company are imported, and changes to the flow of these goods for any reason could have an adverse impact on the Company.

Delays associated with building and opening of distribution facilities and stores and costs of operating distribution facilities and stores

The Company maintains a network of distribution facilities in its geographic territory, and constructs new facilities to support its growth.  In addition, the Company expands its network of stores through opening new stores and remodeling existing stores each year.  Delays in opening distribution facilities or stores could adversely affect the Company’s future operations by slowing growth, which may in turn reduce revenue growth.  Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utility, and other operating costs, could have an adverse impact on the Company.  Adverse changes in inventory shrinkage at the store-level or in distribution facilities could have a negative impact on the Company.

Operational difficulties

The Company’s stores are decentralized and are managed through a network of geographically dispersed management personnel.  Inability of the Company to effectively and efficiently operate its stores, including the ability to control losses resulting from inventory shrinkage, may negatively impact the Company’s sales and/or margin.  In addition, the Company relies upon its distribution and logistics network to provide goods to stores in a timely and cost-effective manner; any disruption, unanticipated expense or operational failure related to this process could negatively impact store operations.  Finally, the Company’s operations are facilitated by the use of various technologies, the disruption or failure of which could negatively impact the Company’s operations.

Higher costs, potential problems and achievement of targeted results associated with the implementation of new programs, systems and technology

The Company is undertaking a variety of operating initiatives as well as infrastructure initiatives.  The failure to properly execute any of these initiatives could have an adverse impact on the future operating results of the Company.

Changes in state or federal legislation or regulations, including the effects of legislation and regulations on wage levels and entitlement programs; changes in currency exchange rates, trade restrictions, tariffs, quotas and freight rates

Unanticipated changes in federal or state wage requirements or other changes in workplace regulation could adversely impact the Company’s ability to achieve its financial targets.  Because a substantial amount of the Company’s imported merchandise comes from China, a change in the Chinese currency policy could negatively impact the Company’s merchandise costs.  Changes in trade restrictions, new tariffs and quotas, and higher shipping costs for goods could also adversely impact the ability of the Company to achieve anticipated operating results.

Success of new store opening program

The Company’s growth is dependent on both increases in sales in existing stores and the ability to open new stores.  Unavailability of store locations that the Company deems attractive, delays in the acquisition or opening of new stores, difficulties in staffing and operating new store locations and lack of customer acceptance of stores in expanded market areas all may negatively impact the Company’s new store growth, the costs associated with new stores and/or the profitability of new stores.

Changes in the Company’s ability to attract and retain employees, and changes in health care and other insurance costs

The growth of the Company could be adversely impacted by its inability to attract and retain employees at the store operations level, in distribution facilities, and at the corporate level, including the Company’s senior management team.  Adverse changes in health care costs could also adversely impact the Company’s ability to achieve its operational and financial goals and to offer attractive benefit programs to its employees.

Adverse impacts associated with legal proceedings and claims

The Company is a party in a variety of legal proceedings and claims, including those described elsewhere in this Report.  Operating results for the Company could be adversely impacted if legal proceedings and claims against the Company are made, requiring the payment of cash towards those proceedings or changes to the operation of the business.

All of the forward-looking statements made by the Company in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FAMILY DOLLAR STORES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Family Dollar Stores, Inc:

We have completed an integrated audit of Family Dollar Stores, Inc.’s August 27, 2005 consolidated financial statements and of its internal control over financial reporting as of August 27, 2005 and audits of its August 28, 2004 and August 30, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Family Dollar Stores, Inc., and its subsidiaries at August 27, 2005 and August 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 27, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 27, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

November 2, 2005

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except per share amounts)	August 27, 2005	August 28, 2004	August 30, 2003

Net sales	$5,824,808	$5,281,888	$4,750,171

Costs and expenses:
Cost of sales	3,908,569	3,496,278	3,145,788
Selling, general and administrative	1,573,444	1,378,948	1,221,239
Cost of sales and operating expenses	5,482,013	4,875,226	4,367,027

Income before income taxes	342,795	406,662	383,144

Income taxes (Note 6)	125,286	148,758	139,835

Net income	$217,509	$257,904	$243,309

Net income per common share - basic (Note 10)	$1.30	$1.51	$1.41
Average shares - basic (Note 10)	166,791	170,770	172,346

Net income per common share - diluted (Note 10)	$1.30	$1.50	$1.40
Average shares - diluted (Note 10)	167,092	171,624	173,354

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)	August 27, 2005	August 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$105,175	$87,023
Investment securities (Note 2)	33,530	120,840
Merchandise inventories	1,090,791	980,124
Deferred income taxes (Note 6)	100,493	84,084
Income tax refund receivable	—	1,304
Prepayments and other current assets	24,779	16,937
Total current assets	1,354,768	1,290,312
Property and equipment, net (Note 3)	1,027,475	918,449
Other assets	27,258	15,600
	$2,409,501	$2,224,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$574,831	$534,405
Accrued liabilities (Note 5)	315,508	266,180
Income taxes payable	4,272	—
Total current liabilities	894,611	800,585

Deferred income taxes (Note 6)	$86,824	$86,694
Commitments and contingencies (Note 8)

Shareholders’ Equity: (Notes 9 and 10)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 188,871,738 shares at August 27, 2005, and 187,671,318 shares at August 28, 2004, and outstanding 165,262,513 shares at August 27, 2005, and 167,396,998 shares at August 28, 2004	18,887	18,767
Capital in excess of par	133,743	106,853
Retained earnings	1,654,861	1,498,890
	1,807,491	1,624,510
Less: common stock held in treasury, at cost (23,609,225 shares at August 27, 2005, and 20,274,320 shares at August 28, 2004)	379,425	287,428
	1,428,066	1,337,082
	$2,409,501	$2,224,361

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended August 27, 2005, August 28, 2004, and August 30, 2003

(in thousands, except per share and share amounts)	Common stock	Capital in excess of par	Retained earnings	Treasury stock
Balance, August 31, 2002 (185,830,901 shares common stock; 12,501,666 shares treasury stock)	$18,583	$63,294	$1,103,644	$44,944
Net income for the year			243,309
Issuance of 1,079,092 common shares under employee stock option plan, including tax benefits (Note 9)	108	24,098
Purchase of 2,202,200 common shares for treasury				65,851
Issuance of 2,583 shares of treasury stock under the Family Dollar 2000 Outside Directors Plan		65		(16)
Less dividends on common stock, $.29 per share			(49,890)
Balance, August 30, 2003 (186,909,993 shares common stock; 14,701,283 shares treasury stock)	18,691	87,457	1,297,063	110,779
Net income for the year			257,904
Issuance of 761,325 common shares under employee stock option plan, including tax benefits (Note 9)	76	19,318
Purchase of 5,576,100 common shares for treasury				176,674
Issuance of 3,063 shares of treasury stock under the Family Dollar 2000 Outside Directors Plan		78		(25)
Less dividends on common stock, $.33 per share			(56,077)
Balance, August 28, 2004 (187,671,318 shares common stock; 20,274,320 shares treasury stock)	18,767	106,853	1,498,890	287,428
Net income for the year			217,509
Issuance of 1,200,420 common shares under employee stock option plan, including tax benefits (Note 9)	120	26,829
Purchase of 3,338,500 common shares for treasury				92,049
Issuance of 3,595 shares of treasury stock under the Family Dollar 2000 Outside Directors Plan		61		(52)
Less dividends on common stock, $.37 per share			(61,538)
Balance, August 27, 2005 (188,871,738 shares common stock; 23,609,225 shares treasury stock)	$18,887	$133,743	$1,654,861	$379,425

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	August 27, 2005	August 28, 2004	August 30, 2003
Cash flows from operating activities:
Net income	$217,509	$257,904	$243,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,733	102,010	92,360
Deferred income taxes	(16,279)	(4,268)	(3,740)
Tax benefit from stock option exercises	3,700	4,476	6,815
Loss on disposition of property and equipment	3,306	4,311	3,905
Changes in operating assets and liabilities:
Merchandise inventories	(110,667)	(125,754)	(87,739)
Income tax refund receivable	1,304	(1,304)	6,469
Prepayments and other current assets	(7,842)	16,685	(21,069)
Other assets	(11,658)	1,480	(3,937)
Accounts payable and accrued liabilities	100,974	121,608	65,277
Income taxes payable	4,272	(671)	671
	299,352	376,477	302,321
Cash flows from investing activities:
Purchases of investment securities	(280,100)	(282,265)	(281,859)
Sales of investment securities	367,410	365,924	249,110
Capital expenditures	(229,065)	(218,748)	(220,285)
Proceeds from dispositions of property and equipment	2,000	1,550	1,051
	(139,755)	(133,539)	(251,983)
Cash flows from financing activities:
Purchases of stock for treasury	(91,997)	(176,649)	(65,835)
Change in cash overdrafts	(12,675)	(20,501)	18,381
Proceeds from exercise of stock options	23,310	14,996	17,456
Payment of dividends	(60,083)	(54,755)	(48,242)
	(141,445)	(236,909)	(78,240)

Net increase (decrease) in cash and cash equivalents	18,152	6,029	(27,902)
Cash and cash equivalents at beginning of year	87,023	80,994	108,896
Cash and cash equivalents at end of year	$105,175	$87,023	$80,994

Supplemental disclosures of cash flow information
Cash paid during the period for:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$12,239	$14,272	$15,077
Interest	—	—	—
Income taxes	132,288	150,525	129,619

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended August 27, 2005, August 28, 2004, and August 30, 2003

1.             Description of Business and Summary of Significant Accounting Policies:

Description of business:
The Company operates a chain of neighborhood retail discount stores in 44 contiguous states.  The Company manages its business on the basis of one reportable segment.  The Company’s products include hardline merchandise such as household products, health and beauty aids, and snacks and other food, and softline merchandise such as clothing, shoes and domestic items.

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

Investment securities:
The items classified as investment securities are principally auction rate securities and variable rate demand notes.  The Company classifies all investment securities as available-for-sale.  Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within stockholders’ equity.  The securities that the Company has classified as available-for sale generally trade at par and as a result typically do not have any realized or unrealized gains or losses.

Merchandise inventories:
Inventories are valued using retail prices less markon percentages and approximate the lower of first-in, first-out (FIFO) cost or market.

Property and equipment:
Property and equipment is stated at cost.  Depreciation for financial reporting purposes is calculated using the straight-line method over the estimated useful lives of the related assets.  For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five years) or the asset’s useful economic life.

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

Advertising costs:
Advertising costs, net of co-op recoveries from vendors, are expensed on the commencement of the advertisement and amounted to $4.7 million and $2.0 million in fiscal 2005 and fiscal 2004 respectively.  Net advertising expense amounts were not material in fiscal 2003.

Vendor allowances:
Cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and is reflected as a reduction of cost of sales unless it can be demonstrated this offsets an incremental expense, in which case it can be netted against that expense.

Store opening and closing costs:
The Company charges pre-opening costs against operating results when incurred.  For properties under operating lease agreements, the present value of any remaining liability under the lease, net of expected sublease and lease termination recoveries, is expensed when the closing occurs.

Selling, general and administrative expenses:
Buying, distribution center and occupancy costs, including depreciation, are included in selling, general and administrative expenses.

Operating leases:
Except for its corporate headquarters and distribution centers, the Company generally conducts its operations from leased facilities.  Generally, store real estate leases are for initial terms of from five to ten years with multiple renewal options for additional five-year periods.  Certain leases provide for contingent rental payments based upon a percentage of store sales.

For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.  For tenant improvement allowances and rent holidays, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.  The Company also has long-term leases for equipment generally with lease terms of five years or less.

Income taxes:
The Company records deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities.

Stock options:
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations.  The exercise price of options awarded under the Company’s 1989 Non-Qualified Stock Option Plan has been equal to the fair market value of the underlying Common Stock on the date of grant.  Accordingly, no compensation expense has been recognized for options granted under the plan.  Income tax benefits attributable to stock options exercised are credited to capital in excess of par.

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

	2005	2004	2003
Net income — as reported	$217,509	$257,904	$243,309
Pro forma stock-based compensation cost	(15,374)	(8,062)	(5,988)
Net income — pro forma	$202,135	$249,842	$237,321

Net income per share — as reported
basic	$1.30	$1.51	$1.41
diluted	$1.30	$1.50	$1.40
Net income per share — pro forma
basic	$1.21	$1.46	$1.38
diluted	$1.21	$1.46	$1.37

The increase in pro forma stock-based compensation cost in fiscal 2005 was a result of the acceleration of certain “underwater” (i.e. the options have an exercise price in excess of the market value of the stock, determined as of August 26, 2005) options.  On August 18, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of certain previously issued and outstanding options under the 1989 Non-Qualified Stock Option Plan, effective as of August 26, 2005.  The accelerated vesting program applies to: (i) all unvested options that currently have an exercise price in excess of $40.00/share, including options held by the five most highly compensated executive officers of the Company and (ii) all unvested options that are underwater and are held by employees at the level of manager or below.

The Company implemented the acceleration program to enhance retention incentives for current employees and to reduce the compensation expense the Company would otherwise be required to recognize as a result of the Company’s adoption, effective for fiscal 2006, of SFAS 123R.  The future expense eliminated as a result of the option acceleration program was approximately $12.9 million, or $8.2 million net of taxes over a period of four years during which the options would have vested.

New accounting pronouncement
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005.  The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS No. 123R in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123.  The Company will adopt SFAS No. 123R during the first quarter of fiscal 2006 and will use the modified prospective transition method.  During fiscal 2006, the Company expects to incur incremental SG&A expense of approximately $6 million to $10 million related to the 1989 Non-Qualified Stock Option Plan as a result of the adoption of SFAS No. 123R.

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

Reclassifications and other:
Certain reclassifications of the fiscal 2003 and fiscal 2004 amounts have been made to conform to the fiscal 2005 presentation.  The fourth quarter of fiscal 2005 included an $8.4 million cumulative pre-tax charge to correct property tax accruals on leased properties.

2.             Investment Securities

The Company’s investments consist of the following short-term available-for-sale securities (in thousands):

Auction Rate Securities And Variable Rate Demand Notes	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
August 27, 2005	$33,530	—	—	$33,530
August 28, 2004	$120,840	—	—	$120,840

Proceeds from sales of short-term investment securities available-for-sale during fiscal 2005, fiscal 2004 and fiscal 2003 were $367,410, $365,924, and $249,110, respectively.  No gains or losses were realized on those sales for fiscal 2005, fiscal 2004 and fiscal 2003.

3.             Property and Equipment:

(in thousands)	August 27, 2005	August 28, 2004
Buildings and building improvements	$445,826	$390,363
Furniture, fixtures and equipment	779,895	669,011
Transportation equipment	68,173	60,289
Leasehold improvements	270,156	212,968
Construction in progress	38,871	59,453
	1,602,921	1,392,084
Less accumulated depreciation and amortization	642,190	535,765
	960,731	856,319
Land	66,744	62,130
	$1,027,475	$918,449

4.             Revolving Credit Facilities and Short-Term Borrowings:

The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  On May 25, 2006, $100 million of the facilities will expire, and the remaining $100 million will expire on May 31, 2010.  The Company expects that the facilities expiring on May 25, 2006, will be extended.  Any borrowings under these facilities are at a variable interest rate based on short-term market interest rates.  The Company had no borrowings against these facilities during fiscal 2005, fiscal 2004 or fiscal 2003.

5.             Accrued Liabilities:

(in thousands)	August 27, 2005	August 28, 2004
Compensation	$44,397	$46,066
Self-insurance liabilities	157,134	124,343
Taxes other than income taxes	43,217	36,436
Deferred rent	42,728	28,773
Other	28,032	30,562
	$315,508	$266,180

6.             Income Taxes:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of the end of fiscal 2005 and the end of fiscal 2004, were as follows (in thousands):

	August 27, 2005	August 28, 2004
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$86,824	$86,694

Deferred income tax assets:
Excess of tax over book basis of inventories	$14,901	$17,019
Currently nondeductible accruals for:
Self-insurance	60,308	47,723
Compensation	8,980	7,137
Deferred rent	12,227	6,743
Other	4,077	5,462
Total deferred income tax assets	$100,493	$84,084

The provisions for income taxes in fiscal 2005, fiscal 2004 and fiscal 2003 were as follows (in thousands):

	2005	2004	2003
Current:
Federal	$126,497	$138,508	$130,923
State	15,068	14,518	12,652
	141,565	153,026	143,575

Deferred:
Federal	(14,463)	(3,782)	(3,773)
State	(1,816)	(486)	33
	(16,279)	(4,268)	(3,740)
Total	$125,286	$148,758	$139,835

The following table summarizes the components of income tax expense in fiscal 2005, fiscal 2004 and fiscal 2003 (in thousands):

	2005		2004		2003
	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed “expected” federal income tax	$119,978	35.0	$142,331	35.0	$134,100	35.0
State income taxes, net of federal income tax benefit	8,632	2.5	9,391	2.3	8,179	2.1
Other	(3,324)	(1.0)	(2,964)	(0.7)	(2,444)	(0.6)
Actual income tax expense	$125,286	36.5	$148,758	36.6	$139,835	36.5

The Internal Revenue Service is currently examining the Company’s consolidated federal income tax returns for fiscal 2004 and fiscal 2003.  Although the ultimate outcome of the examination cannot be presently determined, the Company believes that it has made adequate provision for federal income taxes with respect to all open years.

 7.            Employee Benefit Plans:

Incentive compensation plan:

The Company has an incentive profit-sharing plan which provides that, at the discretion of the Board of Directors, the Company may pay certain employees and officers an aggregate amount not to exceed 5% of the Company’s consolidated income before income taxes.  There were no expenses under the profit-sharing plan in fiscal 2005.  Expenses under the profit-sharing plan were $5.5 million in fiscal 2004 and $7.3 million in fiscal 2003.

Compensation deferral plans:
The Company has a voluntary compensation deferral plan, under Section 401(k) of the Internal Revenue Code, available to eligible employees.  At the discretion of the Board of Directors, the Company makes contributions to the plan which are allocated to participants, and in which they become vested, in accordance with formulas and schedules defined by the plan.  Company expenses for contributions to the plan were $3.0 million in fiscal 2005, $2.7 million in fiscal 2004 and $2.3 million in fiscal 2003.

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

8.             Commitments and Contingencies:

Operating leases:
Rental expenses on all operating leases, both cancelable and non-cancelable, for fiscal 2005, fiscal 2004 and fiscal 2003 were as follows (in thousands):

	2005	2004	2003
Minimum rentals, net of minor sublease rentals	$274,562	$238,188	$210,268
Contingent rentals	4,670	4,722	5,134
	$279,232	$242,910	$215,402

The following table shows the Company’s obligations and commitments to make future payments under contractual obligations, including future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at the end of fiscal 2005 (in thousands):

	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	August 2006	August 2007	August 2008	August 2009	August 2010	Thereafter
Merchandise letters of credit	$125,613	$125,613	$—	$—	$—	$—	$—
Operating leases	1,135,810	252,588	225,649	188,636	150,096	107,522	211,319
Construction obligations	58,992	58,992	—	—	—	—	—
Total	$1,320,415	$437,193	$225,649	$188,636	$150,096	$107,522	$211,319

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments at the end of fiscal 2005 (in thousands):

Other Commercial Commitments	Total Amounts Committed
Standby letters of credit	$114,979
Surety bonds	6,458
Total	$121,437

At the end of fiscal 2005, approximately $78.1 million of the merchandise letters of credit are included in accounts payable on the Company’s consolidated balance sheet.  A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these liabilities based on the total estimated costs of claims filed and claims incurred but not reported, and are not discounted.

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

A jury trial in this case commenced on June 13, 2005, in Tuscaloosa, Alabama, and ended on June 28, 2005, with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter.  The case is scheduled to be retried commencing on February 21, 2006.

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

9.             Employee Stock Option Plan:

The Company’s 1989 Non-Qualified Stock Option Plan provides for the granting of options to key employees to purchase shares of Common Stock at prices not less than fair market value on the date of the grant.  Options expire five years from the date of grant and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis.

If the provisions of SFAS No. 123 expensing had been applied, the Company’s net income and net income per common share would have been impacted as summarized in the discussion of the Company’s stock option accounting policy in Note 1.

The average fair value of options granted during fiscal 2005, fiscal 2004 and fiscal 2003 is $6.85, $11.47 and $9.14 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	1.25%	0.75%	0.89%
Expected stock price volatility	31.82%	36.49%	41.54%
Weighted average risk-free interest rate	3.52%	3.06%	2.74%
Expected life of options (years)	3.5	3.5	3.5

These assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.

The summary of the status of the Company’s stock-based compensation plan as of the end of fiscal 2005, fiscal 2004 and fiscal 2003, and changes during the years then ended were as follows (in thousands, except per share amounts):

	Options Outstanding	Range of Option Prices Per Share			Weighted Average Exercise Price
Balance, August 31, 2002	4,411	$11.38	to	$35.50	$20.05
Granted	1,793	24.75	to	39.00	28.99
Exercised	(1,079)	11.38	to	27.75	16.11
Canceled	(124)	15.00	to	37.50	24.95
Balance, August 30, 2003	5,001	$14.75	to	$39.00	$23.99
Granted	2,036	26.00	to	44.00	39.56
Exercised	(761)	14.75	to	31.25	19.60
Canceled	(320)	16.00	to	42.25	30.55
Balance, August 28, 2004	5,956	$14.75	to	$44.00	$29.52
Granted	2,113	20.75	to	33.25	26.99
Exercised	(1,200)	14.75	to	32.25	18.71
Canceled	(807)	16.00	to	44.00	32.05
Balance, August 27, 2005	6,062	$17.75	to	$44.00	$30.44

At the end of fiscal 2005, fiscal 2004 and fiscal 2003, options for 3.6 million, 1.2 million, and 1.0 million shares were exercisable, respectively.

The following table summarizes information about stock options outstanding at the end of fiscal 2005 (in thousands, except per share amounts):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at August 27, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at August 27, 2005	Weighted Average Exercise Price
$17.75	to	$ 26.99	1,251	1.81 years	$24.19	852	$24.28
27.00	to	34.75	3,276	3.22	28.14	1,274	28.39
34.76	to	44.00	1,535	3.07	40.46	1,462	40.62
$17.75	to	$ 44.00	6,062	2.89 years	$30.44	3,588	$32.40

At the end of fiscal 2005, fiscal 2004 and fiscal 2003, shares available for granting of stock options under the Company’s stock option plan were 4.2 million, 5.5 million and 7.2 million shares, respectively.

10.          Common Stock:

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s Common Stock.  Such stock options are antidilutive (options for 3.4 million, 2.0 million and 0.5 million at the end of fiscal 2005, fiscal 2004 and fiscal 2003, respectively) and were not included in the computation of diluted net income per common share.  In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options had been exercised.

During fiscal 2004 and fiscal 2003, the Company purchased in the open market 5.6 million and 2.2 million shares of its Common Stock, respectively, at a cost of $176.7 million and $65.9 million, respectively.  On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to an additional 5 million shares of the Company’s Common Stock from time to time as market conditions warrant.  On August 19, 2005, the Company announced that the Board of Directors authorized the purchase of an additional $300 million of the Company’s Common Stock from time to time as market conditions warrant.  During fiscal 2005, the Company purchased in the open market 3.3 million shares of the Company’s Common Stock at a cost of $92.0 million.  As of the end of fiscal 2005, the Company had approximately 18.7 million shares authorized to be purchased.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	2005	2004	2003
Basic net income per share:
Net income	$217,509	$257,904	$243,309
Weighted average number of shares outstanding	166,791	170,770	172,346
Net income per common share — basic	$1.30	$1.51	$1.41

Diluted net income per share:
Net income	$217,509	$257,904	$243,309
Weighted average number of shares outstanding	166,791	170,770	172,346
Effect of dilutive securities — stock options	301	854	1,008
Average shares — diluted	167,092	171,624	173,354
Net income per common share — diluted	$1.30	$1.50	$1.40

11.          Unaudited Summaries of Quarterly Results:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$1,380,245	$1,586,754	$1,427,966	$1,429,843
Gross margin	460,352	520,919	479,352	455,616
Net income	54,429	80,073	53,774	29,233	(1)
Net income per common share(2)	$0.32	$0.48	$0.32	$0.18	(1)

2004
Net sales	$1,244,683	$1,402,798	$1,310,159	$1,324,248
Gross margin	431,325	473,814	457,376	423,095
Net income	63,437	80,432	72,383	41,652
Net income per common share(2)	$0.37	$0.46	$0.42	$0.25

(1) Includes an $8.4 million cumulative pre-tax charge to correct property tax accruals on leased properties.

(2) Figures represent diluted earnings per share.

12.          Related Party Transactions:

The Company purchased a variety of merchandise in the ordinary course of business from entities owned or represented by non-employee family members of the Company’s former Chairman of the Board and the current Chairman of the Board and Chief Executive Officer.  These transactions totaled approximately $1.2 million, $1.2 million, and $17.8 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

13.          Subsequent Events

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through a private placement under Section 4(2) of the Securities Act of 1933, as amended, of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors.  The Notes were issued in two tranches at par, and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness.  The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance.  The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing in the sixth year, and bears interest at a rate of 5.24% per annum from the date of issuance.  The second tranche has a required principal repayment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015.  Interest on the Notes will be payable semi-annually in arrears on the 27th day of March and September of each year commencing on March 27, 2006.  The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended.

On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s outstanding Common Stock for an initial purchase price of $19.97 per share.  The transaction was financed with the proceeds of the Company’s issuance of $250 million aggregate principal amount of the Notes.  Pursuant to the agreement with the bank, the bank will purchase ten million shares in the open market over the next 3-5 months.  At the end of the purchase period, the Company will either receive from or pay to the bank a price adjustment based on the volume weighted average purchase price of the shares acquired compared to the initial purchase price to the bank.  Such price adjustment can be either in cash or stock at the discretion of the Company.  The Company has limited its potential financial exposure in the event of an increase in its share price above a cap during the purchase period with respect to five million of the repurchased shares.

Subsequent to the Company’s fiscal 2005 year end, Hurricane Katrina and Hurricane Rita struck the U.S. Gulf Coast, impacting numerous stores in the afflicted areas.  The Company has property insurance that covers most of its property damage.  Since the Company’s stores are widely dispersed, lost sales due to closed stores are generally limited and are often offset by increased sales in other stores.  Therefore, these storms have not had a material impact in the aggregate on the Company’s financial position, liquidity or results of operations.  The long-term impact of these storms is more difficult to forecast.  The potential increase in energy costs over the long-term could negatively impact the Company and its customers.  However, the resources received by customers from government and private organizations and the funds contributed in the rebuilding effort, could positively impact sales.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Consistent with the suggestion of the SEC, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Family Dollar Stores.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 27, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 27, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which is included under Item 8.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 19, 2006, under the captions “Election of Directors” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated by reference herein.   The information required by this item as to compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and also is incorporated herein by reference.  The information required by this item as to executive officers is included in Part I, Item 1 of this Report and also is incorporated herein by reference.

The Company has adopted: (i) a Code of Ethics that applies to the Chief Executive Officer and senior financial officers, including the Chief Financial Officer, the principal accounting officer and the controller; (ii) a Code of Business Conduct that governs the actions of all Company employees, including officers; and (iii) a Board of Directors Code of Business Conduct applicable to all directors (collectively the “Codes of Conduct”).  The Codes of Conduct are posted within the Investors section of the Company’s Internet Website at www.familydollar.com.  The Company will provide a copy of the Codes of Conduct to any stockholder upon request.  Any amendments to and/or any waiver from a provision of any of the Codes of Conduct granted to any director, executive officer or any senior financial officer, must be approved by the Board of Directors and will be disclosed on the Company’s Internet Website within three business days following the amendment or waiver.  The information contained on or connected to the Company’s Internet Website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the Securities and Exchange Commission.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 19, 2006, under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to security ownership by certain beneficial owners and management will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 19, 2006, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference.  The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and also is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 19, 2006, under the caption “Related Transactions” and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held on January 19, 2006, under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

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

The Financial Statements of Family Dollar Stores, Inc., (Parent Company) are omitted because the registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets as shown by the most recent year-end consolidated balance sheet.

3.                                       The Exhibits listed below in item (b).

(b)             The accompanying Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date	November 2, 2005	By	/s/	Howard R. Levine
Howard R. Levine
Chairman of the Board
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Howard R. Levine	Chairman of the Board, Chief Executive Officer and Director	November 2, 2005
Howard R. Levine
(Principal Executive Officer)

/s/ R. James Kelly	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	November 2, 2005
R. James Kelly

/s/ C. Martin Sowers	Senior Vice President-Finance	November 2, 2005
C. Martin Sowers	(Principal Accounting Officer)

/s/ Mark R. Bernstein	Director	November 2, 2005
Mark R. Bernstein

/s/ Sharon Allred Decker	Director	November 2, 2005
Sharon Allred Decker

/s/ Edward C. Dolby	Director	November 2, 2005
Edward C. Dolby

/s/ Glenn A. Eisenberg	Director	November 2, 2005
Glenn A. Eisenberg

/s/ George R. Mahoney, Jr.	Director	November 2, 2005
George R. Mahoney, Jr.

/s/ James G. Martin	Director	November 2, 2005
James G. Martin

EXHIBIT INDEX

Exhibits incorporated by reference:

	3.1.1	Certificate of Incorporation, dated November 24, 1969, (filed as Exhibit 3(a) to the Company’s Registration Statement on Form S-1, No. 2-35468)

	3.1.2	Certificate of Amendment, dated February 2, 1972, of Certificate of Incorporation (filed as Exhibit 3(a)(ii) to the Company’s Form 10-K for the year ended August 31, 1980)

	3.1.3	Certificate of Amendment, dated January 23, 1979, of Certificate of Incorporation (filed as Exhibit 2 to the Company’s Form 10-Q for the quarter ended February 28, 1979)

	3.1.4	Certificate of Amendment, dated January 20, 1983, of Certificate of Incorporation (filed as Exhibit 4(iv) to the Company’s Registration Statement on Form S-3, No. 2-85343)

	3.1.5	Certificate of Amendment, dated January 16, 1986, of Certificate of Incorporation (filed as Exhibit 3(a)(v) to the Company’s Form 10-K for the year ended August 31, 1986)

	3.1.6	Certificate of Amendment, dated January 15, 1987, of Certificate of Incorporation (filed as Exhibit 3(a)(vi) to the Company’s Form 10-K for the year ended August 31, 1987)

	3.1.7	Certificate of Amendment, dated January 15, 1998, of Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-8, No. 333-48751)

	3.1.8	Certificate of Amendment, dated January 17, 2002, of Certificate of Incorporation filed as Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended March 2, 2002)

	3.2	Bylaws, as amended on August 17, 2004 (filed as Exhibit 3(ii) to the Company Form 10-K filing for the fiscal year ended August 28, 2004)

4.1

Sections FOURTH, SIXTH and SEVENTH of the Company’s Certificate of Incorporation and all Amendments thereto (included as Exhibits 3.1.1 – 3.1.8) and Articles II, VII, VIII, XII and XIV of the Company’s Bylaws (included as Exhibit 3.2)

*	10.1	Family Dollar Employee Savings and Retirement Plan and Trust, amended and restated as of January 1, 2002 (filed as Exhibit 10 (iii) to the Company’s Form 10-Q for the quarter ended March 2, 2002)

10.2

Amended and Restated Credit Agreement, dated as of May 31, 2001, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A. (filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 2, 2001)

10.3

Amendment dated as of May 29, 2003, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001 (filed as Exhibit 10(i) to the Company’s Form 10-Q for the quarter ended May 31, 2003)

10.4

Second Amendment dated as of May 27, 2004, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001 (filed as Exhibit 10(a) to the Company’s Report on Form 8-K filed May 27, 2004)

10.5

Credit Agreement, dated as of August 7, 2001, between the Company and Family Dollar, Inc., as Borrower, and First Union National Bank (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended September 1, 2001)

10.6

First Amendment dated as of May 29, 2003, between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, N.A., amending the Credit Agreement dated as of August 7, 2001 (filed as Exhibit 10(ii) to the Company’s Form 10-Q for the quarter ended May 31, 2003)

	10.7

Second Amendment dated as of May 27, 2004, between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, N.A., amending the Credit Agreement dated as of August 7, 2001 (filed as Exhibit 10(b) to the Company’s Report on Form 8-K filed May 27, 2004.)

	10.8

Third Amendment to Amended and Restated Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., dated as of May 16, 2005 (filed as Exhibit 10(a) to the Company’s Report on Form 8-K filed May 17, 2005)

	10.9

Third Amendment to Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, National Association, dated as of May 16, 2005 (filed as Exhibit 10(b) to the Company’s Report on Form 8-K filed May 17, 2005)

*	10.10

Amendment dated August 29, 2004, to the Employment Agreement dated August 25, 2000, as amended, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(iv) to the Company’s Form 10-K for the year ended August 28, 2004)

*	10.11	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Report on Form 8-K filed October 2, 2002)

*	10.12	Family Dollar 2000 Outside Directors Plan, as amended as of November 5, 2003 (filed as Exhibit 10(iv) to the Company’s Form 10-K for the year ended August 30, 2003)

	10.13

Enhanced Overnight Share Repurchase Agreement dated October 3, 2005, between Family Dollar Stores, Inc., and Bank of America, N.A. (filed as Exhibit 10 to the Company’s Report on Form 8-K filed October 4, 2005)

*	10.14	Employment Agreement dated August 18, 2005, between the Company and Howard R. Levine (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed August 24, 2005)

*	10.15	Employment Agreement dated August 18, 2005, between the Company and R. James Kelly (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed August 24, 2005)

*	10.16	Incentive Profit Sharing Plan, amended as of January 17, 2002 (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended August 28, 2004)

*	10.17	Medical Expense Reimbursement Plan amended as of November 2, 2004 (filed as Exhibit 10(v) to the Company’s Form 10-K for the year ended August 28, 2004)

*	10.18	Family Dollar Stores, Inc., 1989 Non-Qualified Stock Option Plan, amended as of August 17, 2004 (filed as Exhibit 10(i) to the Company’s Report on Form 8-K filed January 21, 2005)

*	10.19

Resolution of the Board of Directors of Family Dollar Stores, Inc., adopted January 20, 2005 regarding compensation of the Directors (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed January 21, 2005)

*	10.20

Resolution of the Board of Directors of Family Dollar Stores, Inc., adopted August 18, 2005 regarding compensation of the Company’s Lead Director (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed August 24, 2005)

*	10.21	2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed September 29, 2005)

*	10.22	Form of Performance Share Rights Award Certificate Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed September 29, 2005)

*	10.23	Letter Agreement dated August 2, 2005 by and between Family Dollar Stores, Inc., and R. David Alexander, Jr. (filed as Exhibit 10 to the Company’s Report on Form 8-K filed August 5, 2005

	14	Code of Ethics for Chief Executive and Senior Financial Officers (filed as Exhibit 14 to the Company’s Form 10-K for the year ended August 30, 2003)

	Exhibits filed herewith:

	4.2	Form of certificate representing shares of the Company’s Common Stock

	10.24

Note Purchase Agreement dated as of September 27, 2005 between Family Dollar Stores, Inc., Family Dollar, Inc., and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015; and, $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015

*	10.25	Summary of Family Dollar Stores, Inc., Executive Supplemental Disability Income Plan

*	10.26	Family Dollar Stores, Inc., Executive Life Plan

*	10.27	Relocation Policy applicable to executive officers of the Company

*	10.28	Letter agreement between the Company and Irving Neger dated July 21, 2000

*	10.29	Separation agreement between the Company and Irving Neger dated November 1, 2005

*	10.30	Summary of compensation arrangements of the Company’s named executive officers

*	10.31	Letter agreement between the Company and Robert A. George dated July 19, 2005

*	10.32	Employment Agreement dated November 4, 2005 between the Company and Charles S. Gibson, Jr.

*	10.33	Amended and Restated Family Dollar Compensation Deferral Plan

	21	Subsidiaries of the Company

	23	Consent dated November 7, 2005, of PricewaterhouseCoopers LLP, independent registered public accounting firm

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

*       Exhibit represents a management contract or compensatory plan