Form 10-Q
period 2005-11-26
FAMILY DOLLAR STORES INC
filed 2006-01-05
CIK 34408

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number       1-6807

FAMILY DOLLAR STORES, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0942963
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P. O. Box 1017, 10401 Monroe Road Charlotte, North Carolina	28201-1017 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (704) 847-6961

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 30, 2005
Common Stock, $0.10 par value	155,275,213 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	November 26, 2005	August 27, 2005
Assets
Current assets:
Cash and cash equivalents (Note 2)	$112,468	$105,175
Investment securities (Note 2)	33,875	33,530
Merchandise inventories	1,110,785	1,090,791
Deferred income taxes	106,942	100,493
Prepayments and other current assets	36,243	24,779
Total current assets	1,400,313	1,354,768

Property and equipment, net	1,041,742	1,027,475
Other assets	26,623	27,258
	$2,468,678	$2,409,501
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$488,032	$574,831
Accrued liabilities	343,608	315,508
Income taxes payable	38,175	4,272
Total current liabilities	869,815	894,611

Long-term debt (Note 4)	250,000	—
Deferred income taxes	84,278	86,824
Commitments and contingencies (Note 8)

Shareholders’ equity: (Notes 5 and 6)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 178,874,638 shares at November 26, 2005, and 188,871,738 shares at August 27, 2005, and outstanding 155,265,413 shares at November 26, 2005, and 165,262,513 shares at August 27, 2005	17,887	18,887
Capital in excess of par	127,180	133,743
Retained earnings	1,498,943	1,654,861
	1,644,010	1,807,491
Less: common stock held in treasury, at cost (23,609,225 shares at November 26, 2005, and at August 27, 2005) (Note 5)	379,425	379,425
Total shareholders’ equity	1,264,585	1,428,066
	$2,468,678	$2,409,501

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	November 26, 2005	November 27, 2004
Net sales	$1,511,457	$1,380,245

Cost and expenses:
Cost of sales	1,003,254	919,893
Selling, general and administrative expenses	425,291	375,711
Cost of sales and operating expenses	1,428,545	1,295,604

Operating profit	82,912	84,641

Interest income	851	524

Interest expense (Note 4)	2,193	—

Income before provision for taxes on income	81,570	85,165

Provision for taxes on income	30,181	30,736

Net income	$51,389	$54,429

Net income per common share – basic (Note 7)	$0.32	$0.32
Average shares – basic (Note 7)	159,330	167,619
Net income per common share – diluted (Note 7)	$0.32	$0.32
Average shares – diluted (Note 7)	160,472	168,008

Dividends per common share	$0.095	$0.085

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(in thousands)	November 26, 2005	November 27, 2004
Cash flows from operating activities:
Net income	$51,389	$54,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,227	26,354
Deferred income taxes	(8,995)	(2,292)
Stock-based compensation expense	1,470	—
Tax benefit from stock option exercises	4	972
Excess tax benefits from stock-based compensation	(4)	—
Loss on disposition of property and equipment	2,233	497
Changes in operating assets and liabilities:
Merchandise inventories	(19,994)	(52,630)
Income tax refund receivable	—	1,304
Prepayments and other current assets	(11,464)	(8,227)
Other assets	1,595	1,057
Accounts payable and accrued liabilities	(46,261)	(18,875)
Income taxes payable	33,903	29,139
	36,103	31,728

Cash flows from investing activities:
Purchases of investment securities	(9,800)	(22,835)
Sales of investment securities	9,455	60,600
Capital expenditures	(48,804)	(42,981)
Proceeds from dispositions of property and equipment	77	153
	(49,072)	(5,063)

Cash flows from financing activities:
Issuance of long-term debt	250,000	—
Payment of debt issuance costs	(960)	—
Repurchases of common stock	(201,648)	—
Changes in cash overdrafts	(11,488)	(2,193)
Exercise of employee stock options	54	5,436
Excess tax benefits from stock-based compensation	4	—
Payment of dividends	(15,700)	(14,248)
	20,262	(11,005)

Net change in cash and cash equivalents	7,293	15,660
Cash and cash equivalents at beginning of period	105,175	87,023
Cash and cash equivalents at end of period	$112,468	$102,683

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.               In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 26, 2005, and the results of operations and cash flows for the quarters ended November 26, 2005, and November 27, 2004.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended August 27, 2005.

The results of operations for the current quarter ended November 26, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the quarter ended November 27, 2004, have been made to conform to the presentation for the quarter ended November 26, 2005.  This includes interest income, which was previously included in selling, general and administrative expenses.

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

4.               The Company had no current or long-term debt as of the fiscal year ended August 27, 2005.  Current and long-term debt consisted of the following at November 26, 2005:

Quarter Ended
(in thousands)	November 26, 2005
5.24% Notes	$81,000
5.41% Notes	169,000
250,000
Less: current portion	—
Long-term portion	$250,000

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors.  The Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness.  The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance.  The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing in the sixth year, and bears interest at a rate of 5.24% per annum from the date of issuance.  The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015.  Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year commencing on March 27, 2006.  The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended.  The Notes contain certain restrictive covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charges coverage ratio, and a priority debt to consolidated net worth ratio.  At the end of the first quarter of fiscal 2006, the Company was in compliance with all such covenants.  The proceeds of the Notes are being used to repurchase the Company’s outstanding common stock, as discussed in Note 5 below.

In addition to the Notes, the Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  On May 25, 2006, $100 million of the facilities will expire, and the remaining $100 million will expire on May 31, 2010.  The Company expects that the facilities expiring on May 25, 2006, will be extended.  Any borrowings under these facilities are at a variable interest rate based on short-term market interest rates.  The Company had no borrowings against these facilities during the first quarter of fiscal 2006 or during fiscal 2005.

5.               During fiscal 2005, the Company purchased in the open market 3.3 million shares of its common stock at a cost of $92.0 million.  On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s outstanding common stock for an initial purchase price of $19.97 per share.  The transaction was financed with the proceeds of the Notes, as discussed in Note 4 above.  Pursuant to the agreement with the bank, the bank will purchase ten million shares in the open market over a period ending no later than March 6, 2006.  At the end of the purchase period, the Company will either receive from or pay to the bank a price adjustment based on the volume weighted average purchase price of the shares acquired compared to the initial purchase price.  Such price adjustment can be either in cash or common stock at the discretion of the Company.  The Company has limited its potential financial exposure in the event of an increase in its share price above a cap during the purchase period with respect to five million of the repurchased shares.

The shares repurchased were immediately canceled and returned to the status of authorized but unissued shares.  The total cost of the initial purchase was approximately $201.2 million, including a $1.3 million cap premium and $0.2 million in commissions and other fees.  In accordance with Accounting Principles Board (APB) Opinion 6, “Status of Accounting Research Bulletins,” the Company reduced common stock, capital in excess of par, and retained earnings by approximately $1.0 million, $8.1 million, and $192.1 million, respectively.  In addition, the Company reduced retained earnings by approximately $0.4 million in connection with a liability recorded for a fee payable to the bank associated with scheduled dividend payments.  The forward contract associated with the overnight share repurchase transaction is being accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument.  Any amounts paid or received in cash or stock in connection with the price adjustment will be recorded as an adjustment to Shareholders’ Equity.  As of November 26, 2005, the bank had purchased approximately 5.3 million shares.  The diluted net income per share calculation for the first quarter of fiscal 2006 includes the potential shares of common stock that may be issued to settle the overnight share repurchase transaction.

There were no other purchases of common stock by the Company during the first quarter of fiscal 2006.  Shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors.  As of November 26, 2005, the Company had outstanding authorizations to purchase a total of approximately 6.9 million shares, consisting of approximately 3.0 million shares (based on current share price) remaining under the authorization for $300 million of stock repurchases approved by the Board of Directors on August 19, 2005, and approximately 3.9 million shares remaining pursuant to authorizations approved by the Board of Directors prior to August 19, 2005.  Shares purchased prior to the end of fiscal 2005 under the share repurchase authorizations are held in treasury or have been reissued under the Family Dollar 2000 Outside Directors Plan.  Shares purchased with the proceeds of the Notes are canceled and returned to the status of authorized but unissued shares.

6.               The Company’s 1989 Non-Qualified Stock Option Plan provides for the granting of options to key employees to purchase shares of common stock at prices not less than fair market value on the date of the grant.  Options expire five years from the date of grant and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis.  The maximum number of shares that may be issued under the 1989 Non-Qualified Stock Option Plan is 20.1 million shares, and there are 3.6 million remaining shares available for granting.

Effective August 28, 2005, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for its stock-based compensation plans.  Prior to the first quarter of fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by the original provisions of SFAS 123, “Share-Based Payment.”  Under APB 25, the Company recorded no compensation expense since the exercise price of the options equaled the fair market value of the underlying common stock on the date of grant.  The Company instead utilized the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the requisite service period.

The Company adopted SFAS 123R using the modified prospective transition method.  Under the modified prospective transition method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.  Compensation cost related to the unvested portion of previously granted awards was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123.  Compensation cost for all share-based payments granted after the adoption date was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Results for prior periods have not been restated and do not reflect the recognition of stock-based compensation.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before and after the adoption of SFAS 123R.  The fair value of each option granted during the first quarter of fiscal 2006 was estimated using the following weighted average assumptions:

Quarter Ended
November 26, 2005
Expected dividend yield	1.60%
Expected stock price volatility	30.00%
Risk-free interest rate	4.11%
Expected life of options (years)	4.57

These assumptions are evaluated and revised, as necessary, to reflect market conditions and experience.  During the first quarter of fiscal 2006, these assumptions were adjusted to reflect a change in the population of employees eligible to receive stock options.  This change increased the expected life of the stock options since the new population is expected to exercise their stock options closer to their respective expiration dates.  The weighted average grant-date fair value of stock options granted during the first quarter of fiscal 2006 was $5.85.  The total intrinsic value of stock options exercised during the first quarter of fiscal 2006 was immaterial.  Total unrecognized compensation cost related to nonvested stock-based compensation totaled $12.6 million as of the end of the first quarter of fiscal 2006.  The unrecognized compensation cost will be recognized over a weighted-average period of 1.5 ears.

The following table summarizes the transactions under the stock option plan during the first quarter of fiscal 2006:

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at August 27, 2005	6,062	$30.44
Granted	742	19.80
Exercised	(3)	18.74
Cancelled	(146)	26.35
Balance at November 26, 2005	6,655	$29.35	2.91	$2,684
Exercisable at November 26, 2005	4,007	$31.81	2.26	$80

Under SFAS 123R, compensation cost is recognized net of estimated forfeitures and is recognized over the awards’ service period on a straight-line basis.  The compensation expense recorded during the first quarter of fiscal 2006 is classified within selling, general, and administrative expenses on the Consolidated Condensed Statements of Income.  Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows.  SFAS 123R requires cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  Excess tax benefits recognized during the first quarter of fiscal 2006 were immaterial.  The Company has elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R.  The alternative transition method allows the use of simplified methods to calculate the beginning capital in excess of par pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the capital in excess of par pool and the Consolidated Condensed Statements of Cash Flows.  The following table illustrates the impact of stock-based compensation on reported amounts:

	Quarter Ended
	November 26, 2005
(in thousands, except per share amounts)	As Reported	Impact of Equity- Based Compensation
Income before provision for taxes on income	$81,570	$(1,470)
Net income	$51,389	$(926)

Net income per common share - Basic	$.32	$(.01)
Net income per common share - Diluted	$.32	$(.01)

The following table illustrates the effect on net income and net income per share if the Company had adopted the fair value recognition provisions of SFAS 123 for the three months ended November 27, 2004:

Quarter Ended
(in thousands, except per share amounts)	November 27, 2004
Net income — as reported	$54,429
Pro forma stock-based compensation cost	(2,180)
Net income — pro forma	$52,249

Net income per share — as reported
basic	$.32
diluted	$.32
Net income per share — pro forma
basic	$.31
diluted	$.31

On March 29, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to express the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The additional guidance of SAB 107 was taken into consideration with the implementation of SFAS 123R.

7.               Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock.  Such stock options are antidilutive (options for 5.8 million and 2.1 million for the quarter ended November 26, 2005, and November 27, 2004, respectively) and were not included in the computation of diluted net income per share.  In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options had been exercised.  In addition, during the first quarter of fiscal 2006, the denominator includes the number of additional common shares that may be issued to settle the Company’s forward contract related to the overnight share repurchase transaction.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended
(in thousands, except per share amounts)	November 26, 2005	November 27, 2004
Basic Net Income Per Share:
Net Income	$51,389	$54,429
Weighted Average Number of Shares Outstanding	159,330	167,619
Net Income Per Common Share - Basic	$0.32	$0.32

Diluted Net Income Per Share:
Net Income	$51,389	$54,429
Weighted Average Number of Shares Outstanding	159,330	167,619
Effect of Dilutive Securities - Stock Options	—	389
Effect of Dilutive Securities - Forward Contract	1,142	—
Average Shares - Diluted	160,472	168,008
Net Income Per Common Share - Basic	$0.32	$0.32

8.               On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama.  Thereafter, pursuant to the Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999.  Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 then current employees.  After rulings by the Court on motions to dismiss certain plaintiffs filed by the Company and motions to reconsider filed by plaintiffs, 1,424 plaintiffs remained in the case at the commencement of trial.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the first quarter of fiscal 2006, which is the thirteen-week period ended November 26, 2005, and the first quarter of fiscal 2005, which is the thirteen-week period ended November 27, 2004.  This discussion should be read in conjunction with, and is qualified by, the financial statements included in this quarterly report and the financial statements for the fiscal year ended August 27, 2005 (“fiscal 2005”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Company’s Annual Report on Form 10-K for fiscal 2005.

This discussion contains forward-looking statements subject to the Cautionary Note Regarding Forward-Looking Statements set forth following this MD&A.

Results of Operations

First Quarter Results and Fiscal 2006 Outlook

During fiscal 2005, the Company began the implementation of four key initiatives designed to increase sales and profitability: the installation of refrigerated coolers in selected stores; the introduction of a “Treasure Hunt” merchandise program; the continuation of an aggressive store opening program; and the Urban Initiative.  During the fiscal year ending August 26, 2006, (“fiscal 2006”), the Company will continue these initiatives as discussed below.

•                              Coolers – The installation of refrigerated coolers for the sale of perishable food began in the second quarter of fiscal 2005.  The customer traffic generated by coolers has increased sales of food and other merchandise throughout the store.  At the end of fiscal 2005, refrigerated coolers were installed in approximately 1,000 stores.  The Company plans to install refrigerated coolers in approximately 2,500 additional stores by the end of fiscal 2006.  In addition, the Company is testing new point-of-sale software in a limited number of stores to facilitate the acceptance of food stamps in stores with refrigerated coolers.  At the end of the first quarter of fiscal 2006, approximately 1,400 stores had refrigerated coolers for the sale of perishable food.

•                              “Treasure Hunt” merchandise program – During fiscal 2005, the Company began supplementing its basic assortment of merchandise with additional opportunistically purchased goods designed to create more excitement in stores throughout the year, with particular emphasis on holidays, spring and back-to-school seasons, and to balance gross margin pressure from increased sales of lower margin consumables.  During fiscal 2006, the Company is taking a more process-oriented approach to this initiative by focusing on three key components: identifying and selecting exciting values for customers; informing the customers of the compelling values through circulars and in-store handouts; and effectively displaying the items in stores to attract customer attention.

•                              New Stores – During fiscal 2005, the Company opened 500 stores and closed 68 stores, with a substantial percentage of the new store openings occurring in the last months of the fiscal year.  In order to build processes that will support a more balanced distribution of store openings throughout the year, the Company plans to open approximately 400 stores and close approximately 65 stores in fiscal 2006.  During the first quarter of fiscal 2006, the Company, as planned, opened 73 stores and closed 19 stores.

•                              Urban Initiative – The Urban Initiative is designed to improve the operating performance of high sales volume stores in large metropolitan markets through investments in people, process changes and technology, including organizational changes to support a more mobile and flexible workforce.  During fiscal 2005, the Urban Initiative was implemented in approximately 1,200 stores.  While the Urban Initiative stores experienced solid comparable store sales growth and continued to be profitable during fiscal 2005, the Company’s profitability goals were not achieved.  For fiscal 2006, the Company will continue its investments in the current Urban Initiative markets (approximately 1,300 stores) but does not expect to expand the initiative into new markets until processes have been refined to generate improved results.  During the first quarter of fiscal 2006, the Company saw an improvement in profitability in most Urban Initiative markets, resulting from positive trends in comparable store sales and inventory shrinkage.

During the first quarter of fiscal 2006, Hurricanes Katrina, Rita and Wilma struck the U.S. Gulf Coast and Florida, impacting numerous stores in the afflicted areas.  Since the Company’s stores are widely dispersed, lost sales due to closed stores resulting from damage or power outages were generally limited and were substantially offset by increased sales in other stores.  The most significant storm-related losses were related to the loss of merchandise inventories, furniture and fixtures and leasehold improvements at individual stores in the paths of the storms.  The Company expects the majority of the losses incurred will be covered by insurance.  The net impact of these storms has not had and is not expected to have a material impact in the aggregate on the Company’s financial position, liquidity or results of operations.

Based on operating results for the first quarter of fiscal 2006, as discussed below, and the Company’s plans for the remainder of the year, the Company currently expects diluted net income per common share to be between $1.30 and $1.39 for fiscal 2006, compared to $1.30 in fiscal 2005.  The diluted net income per common share guidance for fiscal 2006 includes the impact of the expensing of stock options as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” and other new compensation programs, the interest expense related to the Company’s debt placement, and the accretive benefit of the Company’s share repurchase program.  See Note 6 to the Consolidated Condensed Financial Statements included in this Report and the Selling, General and Administrative Expenses section in this MD&A for more information on SFAS 123R and its impact.  See the Liquidity and Capital Resources section in this MD&A for more information on the Company’s share repurchase program and related debt placement.  The Company currently expects diluted net income per common share to be between $0.45 and $0.50 for the second quarter of fiscal 2006.

Net Sales

Net sales in the first quarter of fiscal 2006 were $1.5 billion, an increase of approximately 9.5% ($131.2 million), as compared with an increase of 10.9% ($135.6 million) in the first quarter of fiscal 2005.  The increase was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 3.0% ($40.2 million), with the balance of the increases primarily relating to sales from new stores opened as part of the Company’s store growth program.  The comparable store sales calculation for the first quarter of fiscal 2006 excludes a limited number of stores that were closed for an extended period of time as a result of the hurricanes as discussed above.  The Urban Initiative, the installation of refrigerated coolers and the “Treasure Hunt” merchandise program all had positive impacts on sales in the first quarter of fiscal 2006.  Sales of lower-margin basic consumables continued to be stronger than sales of higher-margin discretionary goods during the first quarter of fiscal 2006, reflecting the difficult economic environment, including higher energy prices, faced by the Company’s low and lower-middle income customer base.  However, certain categories of discretionary goods, such as toys and electronics, performed well.  Home products also performed well, which may be attributable to hurricane recovery demand.

The 3.0% increase in comparable store sales during the first quarter of fiscal 2006 includes an increase of approximately 4.2% in the sales of hardline merchandise and a decrease of approximately 1.6% in the sales of softline merchandise.  In the first quarter of fiscal 2006, the customer count, as measured by the number of register transactions in comparable stores, decreased approximately 2.1%, and the average transaction increased approximately 5.1% to $9.36.  Recent research from an independent market research group suggests that low-income customers have reduced their total shopping frequency, combining trips and errands in response to higher gasoline prices.  The Company’s declining customer count trends and increasing transaction size during the first quarter of fiscal 2006 are consistent with this research.  Increased sales of hardline merchandise have been the primary contributor to the overall sales increases.  Hardline merchandise, as a percentage of net sales, increased to approximately 79.9% in the first quarter of fiscal 2006 compared to approximately 79.0% in the first quarter of fiscal 2005.  Softline merchandise, as a percentage of net sales, decreased to approximately 20.1% in the first quarter of fiscal 2006 compared to approximately 21.0% in the first quarter of fiscal 2005.  The Company distributed one advertising circular in the first quarter of both fiscal 2006 and fiscal 2005.  The circulars are designed to stimulate traffic and inform customers about the Company’s “Treasure Hunt” merchandise, seasonal values and competitive prices on core consumables.  During fiscal 2006, the Company currently expects to distribute four advertising circulars.

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

The average number of stores in operation during the first quarter of fiscal 2006 was 7.7% more than stores in operation during the first quarter of fiscal 2005.  The Company had 5,952 stores in operation at the end of the first quarter of fiscal 2006, compared with 5,555 stores in operation at the end of the first quarter of fiscal 2005, representing an increase of approximately 7.1%.

Sales in comparable stores for the five-week period ending December 31, 2005 increased approximately 2.3% above comparable sales for the similar period in the prior fiscal year.  The Company currently expects comparable store sales to increase 2% to 3% during the second quarter of fiscal 2006 and 2% to 4% during fiscal 2006 as a result of the ongoing rollout of refrigerated coolers, the impact from “Treasure Hunt” merchandise sales and the operational improvements resulting from the Urban Initiative program.

Cost of Sales

Cost of sales increased approximately 9.1% in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005.  This increase primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 66.4% in the first quarter of fiscal 2006 and 66.6% in the first quarter of fiscal 2005.  The decrease in cost of sales, as a percentage of net sales, during the first quarter of fiscal 2006 was due primarily to the favorable impact of lower inventory shrinkage and improved initial mark-ups.  The initiatives the Company has implemented to address inventory shrinkage are having a positive impact, but the Company expects to continue to focus its efforts in this area.  These improvements were offset by higher freight costs resulting from higher fuel costs and slightly higher markdown expense.  The opening of the Company’s eighth distribution center in Marianna, Florida, in the second quarter of fiscal 2005 and its continued ramp-up have positively impacted freight costs by lowering the average distance to the stores from the distribution centers.  Increases in productivity and efficiency, such as increased back hauls and optimization and consolidation of inbound routing have also offset some of the cost increases.  However, these savings did not fully offset the impact of higher year-over-year fuel costs.  The Company expects that the opening of the ninth distribution center in Rome, New York, during the third quarter of fiscal 2006 will continue to lower the average distance to the stores from the distribution centers and will positively impact freight costs.  The higher markdowns in the first quarter of fiscal 2006 were the result of a more aggressive program to keep inventories at appropriate levels to better manage markdown exposure.

During fiscal 2006, the Company expects that cost of sales, as a percentage of net sales, will be flat or increase slightly as compared to fiscal 2005 due to the continuing effect of the shift in the merchandise mix to more lower-margin basic consumables and higher transportation expense resulting from higher fuel costs.  Lower markdowns and lower inventory shrinkage are expected to partially offset these increases.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 13.2% in the first quarter of fiscal 2006, compared with the first quarter of fiscal 2005.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  SG&A expenses, as a percentage of net sales, were 28.1% in the first quarter of fiscal 2006, compared with 27.2% in the first quarter of fiscal 2005.  The increase in the percentage for the first quarter of fiscal 2006 was due primarily to increased occupancy costs (approximately 0.4% of net sales), increased insurance costs (approximately 0.3% of net sales) and increased compensation expense related to the expensing of stock options as required by SFAS 123R and other compensation programs (approximately 0.2% of net sales).  The increase in occupancy costs was due primarily to higher utility costs and higher depreciation charges, especially as it relates to urban markets.  The increase in insurance costs was primarily a result of a limited number of large claims in the health care and workers’ compensation areas as well as some hurricane related costs.

During fiscal 2006, the Company expects SG&A expense, as a percentage of net sales, to increase as compared to fiscal 2005 due to higher occupancy costs, the expanded rollout of the cooler program and the continued investments in the existing Urban Initiative markets.  In addition, the required expensing of stock options and other compensation plan changes, including a proposed performance share incentive plan as discussed in the Company’s 2006 Annual Meeting Proxy Statement, is expected to increase SG&A expenses, as a percentage of net sales.

Interest Expense

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors.  During the first quarter of fiscal 2006, the Company incurred $2.2 million in interest expense related to the Notes.  See Note 4 to the Consolidated Condensed Financial Statements included in this Report for information on the Company’s current and long-term debt.  The Company did not incur any interest expense during fiscal 2005.

Provision for Taxes on Income

The effective tax rate was 37.0% for the first quarter of fiscal 2006, compared with 36.1% for the first quarter of fiscal 2005.  A retroactive reinstatement of certain federal jobs tax credits for employees hired after December 31, 2003, favorably impacted the effective tax rate in the first quarters of fiscal 2005.  For the remainder of fiscal 2006, the Company’s plan is for the effective tax rate to remain at 37.0% due to the effect of changes in state income taxes.

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2006, the Company had working capital of $530.5 million.  Changes in working capital during the first quarters of fiscal 2006 and fiscal 2005 were primarily the result of earnings, changes in merchandise inventories and capital expenditures.  The Company’s inventories at the end of the first quarter of fiscal 2006 were 7.6% higher than at the end of the first quarter of fiscal 2005.  Inventory on a per store basis at the end of the first quarter of fiscal 2006 was flat compared with inventory on a per store basis at the end of the first quarter of fiscal 2005.

Capital expenditures for the first quarter of fiscal 2006 were approximately $48.8 million and are currently expected to be approximately $210 to $225 million for fiscal 2006.  The majority of the planned capital expenditures for fiscal 2006 relate to the Company’s new store openings; existing store expansions, relocations and renovations; construction of distribution centers; expenditures related to store-focused technology infrastructure; and the continued implementation of a refrigerated cooler program for perishable goods in selected stores.  The new store expansion and new distribution centers also require additional investment in merchandise inventories.

In the first quarter of fiscal 2006, the Company opened 73 stores, closed 19 stores and expanded, relocated, or renovated 14 stores.  The Company plans to open approximately 400 stores and close approximately 65 stores during fiscal 2006.  The Company also plans to relocate, expand, or renovate approximately 75 stores during fiscal 2006.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

During fiscal 2005 the Company purchased in the open market 3.3 million shares of its common stock at a cost of $92.0 million.  On September 27, 2005, the Company obtained $250 million in aggregate proceeds through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors.  On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s outstanding common stock.  The transaction was financed with the proceeds of the Notes.  See Note 4 and Note 5 to the Consolidated Condensed Financial Statements included in this Report for more information, including any remaining commitments related to the overnight share repurchase transaction.  The shares repurchased were immediately canceled and returned to the status of authorized but unissued shares.  There were no other purchases of common stock by the Company during the first quarter of fiscal 2006.  As of November 26, 2005, the Company had outstanding authorizations to purchase a total of approximately 6.9 million shares, consisting of approximately 3.0 million shares (based on current share price) remaining under the authorization for $300 million of stock repurchases approved by the Board of Directors on August 19, 2005, and approximately 3.9 million shares remaining pursuant to authorizations approved by the Board of Directors prior to August 19, 2005.

The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million.  On May 25, 2006, $100 million of the facilities will expire, and the remaining $100 million will expire on May 31, 2010.  The Company expects that the facilities expiring on May 25, 2006, will be extended.  The Company had no outstanding borrowings against these facilities during the first quarter of fiscal 2006 or during fiscal 2005.  Cash flow from current operations and available revolving credit facilities, as discussed above, are expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs, scheduled interest payments, and any further repurchase of the Company’s common stock.

The following table shows the Company’s obligations and commitments as of the end of the first quarter of 2006 to make future payments under contractual obligations:

	Payments Due During One Year Fiscal Period Ending
(in thousands) Contractual Obligations	Total	November 2006	November 2007	November 2008	November 2009	November 2010	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$—	$250,000
Interest	$123,151	13,387	13,387	13,387	13,387	13,387	56,216
Merchandise letters of credit	$89,356	89,356	—	—	—	—	—
Operating leases	$1,144,480	259,676	226,914	190,836	150,770	108,080	208,204
Construction obligations	$33,933	33,933	—	—	—	—	—
Total	$1,640,920	$396,352	$240,301	$204,223	$164,157	$121,467	$514,420

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of the end of the first quarter of fiscal 2006:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$105,505
Surety bonds	6,508
Total Commercial Commitments	$112,013

At the end of the first quarter of fiscal 2006, approximately $14.2 million of the merchandise letters of credit were included in accounts payable on the Company’s Consolidated Condensed Balance Sheet.  A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion.

Critical Accounting Policies

Management believes the following accounting principles are critical because they involve significant judgments, assumptions, and estimates used in the preparation of the Company’s consolidated condensed financial statements.

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

Stock-based Compensation Expense

The Company adopted SFAS 123R during the first quarter of fiscal 2006.  SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values.  The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the amount recorded in the current period.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by the Company or its representatives, which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation.  These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions.  Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements.  Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed below, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies.”

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

Competitive factors

The Company is in a highly competitive sector of the discount retail merchandise sector with numerous competitors, some of whom may have greater resources than the Company.  The Company competes for customers, merchandise, real estate locations and employees.  This competitive environment subjects the Company to various risks, including the ability to continue its store and sales growth and provide attractive merchandise to its customers at competitive prices that allow the Company to maintain its profitability.

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

Higher costs, potential problems and achievement of targeted results associated with the implementation of new programs, systems and technology, including supply chain systems, store technology, cooler installations and Urban Initiative program

The Company is undertaking a variety of operating initiatives as well as infrastructure initiatives.  The failure to properly execute any of these initiatives could have an adverse impact on the future operating results of the Company.

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

Adverse impacts associated with legal proceedings and claims

The Company is a party to a variety of legal proceedings and claims, including those described elsewhere in this Report.  Operating results for the Company could be adversely impacted if such legal proceedings and claims result in the Company’s obligation to make either material damage or settlement payments or changes to the operation of the business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities.  The Company maintains unsecured revolving credit facilities at variable interest rates to meet the short-term needs of its expansion program and seasonal inventory increases.  The Company had no outstanding borrowings against these facilities during the first quarter of fiscal 2006.  The Company’s long-term debt associated with the Notes bears interest at fixed rates.

Item 4.    Controls and Procedures

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

(the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls.  This results in refinements to processes throughout the Company.  However, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in Note 8 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended November 26, 2005, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September
(8/28/05-10/1/05)	—	—	—	18,981,338
October
(10/2/05-10/29/05)	10,000,000	$19.97	10,000,000	7,830,201
November
(10/30/05-11/26/05)	—	—	—	6,864,593

(1)  Includes amounts converted to shares using the Company’s closing stock price as of the end of each fiscal month.

On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s outstanding common stock for an initial purchase price of $19.97 per share.  The transaction was financed with the proceeds of the Company’s Notes.  See Note 4 and Note 5 to the Consolidated Financial Statements included in this Report for more information.  There were no other purchases of common stock by the Company during the first quarter of fiscal 2006.  Shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors.  As of November 26, 2005, the Company had outstanding authorizations to purchase a total of approximately 6.9 million shares, consisting of approximately 3.0 million shares (based on current share price) remaining under the authorization for $300 million of stock repurchases approved by the Board of Directors on August 19, 2005, and approximately 3.9 million shares remaining pursuant to authorizations approved by the Board of Directors prior to August 19, 2005.  Shares purchased prior to the end of fiscal 2005 under the share repurchase authorizations are held in treasury or have been reissued under the Family Dollar 2000 Outside Directors Plan.  Shares that are purchased with the proceeds of the Notes are canceled and returned to the status of authorized but unissued shares.  There is no expiration date governing the period during which the Company can make share repurchases pursuant to the above referenced authorizations.  There are no other repurchase programs under which the Company is authorized to repurchase outstanding shares.

Item 6. Exhibits

(a)	Exhibits incorporated by reference:

10.1	Employment Agreement dated November 22, 2005 between the Company and Robert A. George (filed as Exhibit 10 to the Company’s Report on Form 8-K filed November 25, 2005)

(b)	Exhibits filed herewith:

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: January 5, 2006	/s/ R. James Kelly
R. JAMES KELLY
Vice Chairman-Chief Financial Officer

Date: January 5, 2006	/s/ C. Martin Sowers
C. MARTIN SOWERS
Senior Vice President-Finance