Form 10-Q
period 2006-02-25
FAMILY DOLLAR STORES INC
filed 2006-03-31
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2006
Common Stock, $0.10 par value	155,325,449 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	February 25, 2006	August 27, 2005
Assets
Current assets:
Cash and cash equivalents (Note 2)	$101,182	$105,175
Investment securities (Note 2)	229,635	33,530
Merchandise inventories	1,016,511	1,090,791
Deferred income taxes	129,871	100,493
Prepayments and other current assets	51,949	24,779
Total current assets	1,529,148	1,354,768

Property and equipment, net	1,056,434	1,027,475
Other assets	27,286	27,258
	$2,612,868	$2,409,501

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$549,321	$574,831
Accrued liabilities	399,596	315,508
Income taxes payable	26,804	4,272
Total current liabilities	975,721	894,611

Long-term debt (Note 4)	250,000	—
Deferred income taxes	80,947	86,824
Commitments and contingencies (Note 8)

Shareholders’ equity: (Notes 5 and 6)

Preferred stock, $1 par; authorized and unissued 500,000 shares

Common stock, $.10 par; authorized 600,000,000 shares; issued 178,926,188 shares at February 25, 2006, and 188,871,738 shares at August 27, 2005, and outstanding 155,321,949 shares at February 25, 2006, and 165,262,513 shares at August 27, 2005	17,893	18,887
Capital in excess of par	130,358	133,743
Retained earnings	1,537,294	1,654,861
	1,685,545	1,807,491
Less: common stock held in treasury, at cost (23,604,239 shares at February 25, 2006, and 23,609,225 shares at August 27, 2005) (Note 5)	379,345	379,425
Total shareholders’ equity	1,306,200	1,428,066
	$2,612,868	$2,409,501

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	February 25, 2006	February 26, 2005
Net sales	$1,735,683	$1,586,754

Cost and expenses:
Cost of sales	1,165,194	1,065,835
Selling, general and administrative expenses	438,177	395,631
Litigation charge (Note 8)	45,000	—
Cost of sales and operating expenses	1,648,371	1,461,466

Operating profit	87,312	125,288

Interest income	2,198	1,209

Interest expense (Note 4)	2,956	—

Income before provision for taxes on income	86,554	126,497

Provision for taxes on income	32,025	46,424

Net income	$54,529	$80,073

Net income per common share – basic (Note 7)	$0.35	$0.48
Average shares – basic (Note 7)	155,293	167,723

Net income per common share – diluted (Note 7)	$0.35	$0.48
Average shares – diluted (Note 7)	156,755	168,361

Dividends declared per common share	$0.105	$0.095

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	First Half Ended
(in thousands, except per share amounts)	February 25, 2006	February 26, 2005
Net sales	$3,247,140	$2,966,999

Cost and expenses:
Cost of sales	2,168,448	1,985,728
Selling, general and administrative expenses	863,468	771,342
Litigation charge (Note 8)	45,000	—
Cost of sales and operating expenses	3,076,916	2,757,070

Operating profit	170,224	209,929

Interest income	3,049	1,733

Interest expense (Note 4)	5,149	—

Income before provision for taxes on income	168,124	211,662

Provision for taxes on income	62,206	77,160

Net income	$105,918	$134,502

Net income per common share – basic (Note 7)	$0.67	$0.80
Average shares – basic (Note 7)	157,311	167,671

Net income per common share – diluted (Note 7)	$0.67	$0.80
Average shares – diluted (Note 7)	158,772	168,241

Dividends declared per common share	$0.20	$0.18

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended
(in thousands)	February 25, 2006	February 26, 2005
Cash flows from operating activities:
Net income	$105,918	$134,502

Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	64,983	53,066
Deferred income taxes	(35,255)	(2,300)
Stock-based compensation expense	3,411	—
Tax benefit from stock option exercises	42	2,490
Excess tax benefits from stock-based compensation	(41)	—
Loss on disposition of property and equipment	3,350	1,077
Changes in operating assets and liabilities:
Merchandise inventories	74,280	26,106
Income tax refund receivable	0	1,304
Prepayments and other current assets	(27,170)	(32,480)
Other assets	930	(1,660)
Accounts payable and accrued liabilities	68,998	(20,602)
Income taxes payable	22,532	17,028
	281,978	178,531

Cash flows from investing activities:
Purchases of investment securities	(248,805)	(193,200)
Sales of investment securities	52,700	110,785
Capital expenditures	(97,799)	(94,787)
Proceeds from dispositions of property and equipment	507	1,804
	(293,397)	(175,398)

Cash flows from financing activities:
Issuance of long-term debt	250,000	—
Payment of debt issuance costs	(958)	—
Repurchases of common stock	(201,398)	(19,145)
Changes in cash overdrafts	(11,029)	25,471
Exercise of employee stock options	1,220	11,916
Excess tax benefits from stock-based compensation	41	—
Payment of dividends	(30,450)	(28,503)
	7,426	(10,261)

Net change in cash and cash equivalents	(3,993)	(7,128)
Cash and cash equivalents at beginning of period	105,175	87,023
Cash and cash equivalents at end of period	$101,182	$79,895

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.               In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and including a litigation charge as described in Note 8 below) necessary to present fairly the Company’s financial position as of February 25, 2006; the results of operations for the second quarter and first half ended February 25, 2006 (“second quarter and first half of fiscal 2006”), and February 26, 2005 (“second quarter and first half of fiscal 2005”); and the cash flows for the first half of fiscal 2006 and first half of fiscal 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

The results of operations for the second quarter and first half of fiscal 2006, are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the second quarter and first half of fiscal 2005, have been made to conform to the presentation for the second quarter and first half of fiscal 2006. These include accounts payable and accrued liabilities, which are now listed separately, and interest income, which was previously included in selling, general and administrative expenses.

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

4.               The Company had no current or long-term debt as of the fiscal year ended August 27, 2005. Current and long-term debt consisted of the following at February 25, 2006:

Quarter Ended
(in thousands)	February 25, 2006
5.24% Notes	$81,000
5.41% Notes	169,000
250,000
Less: current portion	—
Long-term portion	$250,000

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing in the sixth year, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year commencing on March 27, 2006. The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended. The Notes contain certain restrictive covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charges coverage ratio, and a priority debt to consolidated net worth ratio. At the end of the second quarter of fiscal 2006, the Company was in compliance with all such covenants. The proceeds of the Notes are being used to repurchase the Company’s outstanding common stock, as discussed in Note 5 below.

In addition to the Notes, the Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million. On May 25, 2006, $100 million of the facilities will expire, and the remaining $100 million will expire on May 31, 2010. The Company expects that the facilities expiring on May 25, 2006, will be extended. Any borrowings under these facilities are at a variable interest rate based on short-term market interest rates. The Company had no borrowings against these facilities during the first half of fiscal 2006 or during fiscal 2005.

5.               During fiscal 2005, the Company purchased in the open market 3.3 million shares of its common stock at a cost of $92.0 million. On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of an additional 10 million shares, or approximately 6%, of the Company’s outstanding common stock for an initial purchase price of $19.97 per share. The transaction was financed with the proceeds of the Notes, as discussed in Note 4 above. As part of the overnight share repurchase transaction, the Company simultaneously entered into a forward contract with the bank that matured on March 6, 2006. In connection with the forward contract, the bank purchased shares of the Company’s common stock in the open market in order to fulfill its obligation related to shares it borrowed from third parties and sold to the Company. At the end of the purchase period, the Company could receive from or pay to the bank a price adjustment based on the volume weighted average purchase price of the Company’s common stock during the purchase period compared to the initial purchase price. Such price adjustment could be either in cash or common stock at the discretion of the Company. On March 9, 2006, at its option, the Company paid $32.7 million in cash to the bank to settle the forward contract.

The shares repurchased in connection with the overnight share repurchase transaction were immediately canceled and returned to the status of authorized but unissued shares. The total cost of the initial purchase was approximately $201.2 million, including a $1.3 million cap premium and $0.2 million in commissions and other fees. In accordance with Accounting Principles Board (APB) Opinion 6, “Status of Accounting Research Bulletins,” the Company reduced common stock, capital in excess of par, and retained earnings by approximately $1.0 million, $8.1 million, and $192.1 million, respectively. In addition, the Company reduced retained earnings by approximately $0.3 million in connection with a dividend fee paid to the bank on January 17, 2006. The forward contract associated with the overnight share repurchase transaction was accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. The $32.7 million payment made on March 9, 2006, to settle the forward contract will be recorded as an adjustment to retained earnings in the third quarter of fiscal 2006. The diluted net income per share calculation for the second quarter and first half of fiscal 2006 assumed that the forward contract would be settled through the issuance of additional shares of common stock as no final decision had been made by the Company as to the nature of the settlement as of February 25, 2006.

There were no other purchases of common stock during the first half of fiscal 2006. Shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. As of February 25, 2006, the Company had outstanding authorizations to purchase a total of approximately 7.7 million shares, consisting of approximately 3.8 million shares (based on the closing share price) remaining under the authorization for $300 million of stock repurchases approved by the Board of Directors on August 19, 2005, and approximately 3.9 million shares remaining pursuant to authorizations approved by the Board of Directors prior to August 19, 2005. Shares purchased prior to the end of fiscal 2005 under the share repurchase authorizations are held in treasury or have been reissued under the Family Dollar 2000 Outside Directors Plan. Shares purchased with the proceeds of the Notes are canceled and returned to the status of authorized but unissued shares.

6.               At the Company’s Annual Meeting of Shareholders held on January 19, 2006, the Company’s shareholders approved the Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan permits the granting of a variety of compensatory award types. The Company currently grants non-qualified stock options and performance share rights under the plan. Prior to the adoption of the 2006 Plan, the Company issued non-qualified stock options under the Company’s 1989 Non-Qualified Stock Option Plan (the “1989 Plan”). As a result of the adoption of the 2006 Plan, no further awards can be granted under the 1989 Plan. Shares issued under the 2006 Plan represent new issuances of common stock. A total of 12.0 million common shares are reserved and available for issuance under the 2006 Plan, plus any shares awarded under the 1989 Plan that expire or are cancelled or forfeited after January 19, 2006. As of February 25, 2006, there were 11.8 million remaining shares available for granting under the 2006 Plan.

Effective August 28, 2005, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for its stock-based compensation plans. Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the income statement over the requisite service period. On March 29, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to express the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of stock-based compensation arrangements for public companies. The SAB 107 guidance was taken into consideration with the implementation of SFAS 123R.

Prior to August 28, 2005, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by the original provisions of SFAS 123, “Share-Based Payment.”  The Company did not record compensation expense under APB 25 since the exercise price of the stock options equaled the fair market value of the underlying common stock on the grant date. The Company instead utilized the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

The Company adopted SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, the Company is required to record stock-based compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards outstanding on the adoption date. Compensation cost related to the unvested portion of previously granted awards is based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for awards granted after the adoption date is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated and do not reflect the recognition of stock-based compensation.

The Company has elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital in excess of par pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the capital in excess of par pool and the Consolidated Condensed Statements of Cash Flows. Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Condensed Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

As a result of the adoption of SFAS 123R, the Company’s results for the second quarter and first half of fiscal 2006 include stock-based compensation expense of $1.9 million and $3.4 million, respectively. These amounts are included within selling, general, and administrative expenses on the Consolidated Condensed Statements of Income. Tax benefits recognized during the second quarter and first half of fiscal 2006 were immaterial.

The following table illustrates the effect on net income and net income per share if the Company had adopted the fair value recognition provisions of SFAS 123 during the second quarter and first half of fiscal 2005:

(in thousands, except per share amounts)	Quarter Ended	First Half Ended
	February 26, 2005	February 26, 2005
Net income — as reported	$80,073	$134,502
Pro forma stock-based compensation cost	(2,272)	(4,360)
Net income — pro forma	$77,801	$130,142

Net income per share — as reported
Basic	$.48	$.80
Diluted	$.48	$.80
Net income per share — pro forma
Basic	$.46	$.78
Diluted	$.46	$.78

The Company’s stock option plans contain retirement provisions, effective January 20, 2005, that allow employee stock options to continue to vest after retirement without requiring additional service. The retirement provisions apply to all non-vested stock options as of the effective date, all vested stock options that were “underwater” (i.e. the options had an exercise price in excess of the market value of the stock) on the effective date, and all new options granted thereafter. Under SFAS 123R, compensation cost should be recognized over the shorter of the stated vesting period or the period from the grant date to the retirement eligibility date, if the employee is able to retire without providing additional service. For awards granted prior to the adoption of SFAS 123R, the Company recognizes compensation cost over the stated vesting period. If the Company had accounted for these awards in accordance with the provisions of SFAS 123R, compensation expense would have been $1.9 million higher for both the second quarter and first half of fiscal 2005 (for pro-forma disclosure purposes only) and would have had an immaterial impact for the second quarter and first half of fiscal 2006.

Stock Options

The Company grants stock options to key employees at prices not less than fair market value on the grant date. Options expire five years from the grant date and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before and after the adoption of SFAS 123R. The fair values of options granted during the second quarter and first half of fiscal 2006 were estimated using the following weighted-average assumptions:

	Quarter Ended	First Half Ended
	February 25, 2006	February 25, 2006
Expected dividend yield	2.02%	1.61%
Expected stock price volatility	30.00%	30.00%
Weighted average risk-free interest rate	4.53%	4.12%
Expected life of options (years)	4.56	4.57

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date. Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics. These assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. There were no material changes made to the methodology used to determine the assumptions during the second quarter of fiscal 2006. The weighted-average grant-date fair values of stock options granted during the second quarter and first half of fiscal 2006 were $6.54 and $5.47, respectively. The following table summarizes the transactions under the stock option plan during the first half of fiscal 2006:

(in thousands, except per share amounts)	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at August 27, 2005	6,062	$30.44
Granted	763	19.91
Exercised	(55)	22.40
Cancelled	(620)	28.61
Balance at February 25, 2006	6,150	$29.39	2.70	$5,406
Exercisable at February 25, 2006	3,642	$32.09	2.06	$952

The total intrinsic value of stock options exercised during the second quarter and first half of fiscal 2006 was immaterial. As of February 25, 2006, there was approximately $11.2 million of unrecognized compensation cost related to outstanding stock options. The unrecognized compensation cost will be recognized over a weighted-average period of 1.4 years.

Performance Share Rights

During the second quarter of fiscal 2006, the Company began granting performance share rights to key employees. Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group. Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth. The Compensation Committee of the Board of Directors establishes the peer group and performance metrics. The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter. The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group.

During the second quarter of fiscal 2006, the Company granted 0.2 million performance share rights to employees at a weighted-average grant-date fair value of $24.07. The grant-date fair value of the performance share rights is based on the stock price on the grant date. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued. As of February 25, 2006, there was approximately $5.2 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis. The unrecognized compensation cost will be recognized over a weighted-average period of 2.1 years. None of the performance share rights vested during the second quarter of fiscal 2006.

7.               Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive (options for 5.3 million and 5.4 million for the quarter and first half ended February 25, 2006, respectively, and options for 1.9 million and 2.0 million for the quarter and first half ended February 26, 2005, respectively) and were not included in the computation of diluted net income per share. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options and performance share rights had been exercised. In addition, for the quarter and first half ended February 25, 2006, the denominator includes the number of additional common shares that could have been issued to settle the Company’s forward contract related to the overnight share repurchase transaction.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		First Half Ended
(in thousands, except per share amounts)	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Basic Net Income Per Share:
Net Income	$54,529	$80,073	$105,918	$134,502
Weighted Average Number of Shares Outstanding	155,293	167,723	157,311	167,671
Net Income Per Common Share - Basic	$0.35	$0.48	$0.67	$0.80

Diluted Net Income Per Share:
Net Income	$54,529	$80,073	$105,918	$134,502
Weighted Average Number of Shares Outstanding	155,293	167,723	157,311	167,671
Effect of Dilutive Securities - Stock Options	—	638	—	570
Effect of Dilutive Securities - Performance Share Rights	105	—	31	—
Effect of Dilutive Securities - Forward Contract	1,357	—	1,430	—
Average Shares - Diluted	156,755	168,361	158,772	168,241
Net Income Per Common Share - Diluted	$0.35	$0.48	$0.67	$0.80

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

A jury trial in this case was first held in June 2005, in Tuscaloosa, Alabama and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter. The case was retried to a jury in Tuscaloosa, Alabama commencing on February 21, 2006. On March 3, 2006, the jury in this trial found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay rather than as salaried exempt managers and awarded damages in the amount of approximately $19.1 million. The Court has under submission the issue of the Company’s good faith and could double the $19.1 million damages award if it determines that the Company did not act in good faith in classifying the plaintiffs as employees exempt from overtime payments. The Court also has under submission the Company’s motion to dismiss certain plaintiffs’ claims due to their failure to list such claims in personal bankruptcy proceedings which, if granted, could reduce the amount of the damage award. In addition, the Company anticipates that the plaintiffs’ counsel will request and the Court may approve an award of attorneys’ fees to the plaintiffs’ counsel in an amount to be determined. Although the Company plans to appeal the judgment, as a result of these matters, the Company recognized $45 million as a litigation charge (exclusive of the Company’s related legal defense costs) in its second quarter with respect to this litigation. This charge will not have any impact on cash flow while the Company pursues its appellate rights with respect to this judgment as the Company does not expect to be required to pay the amount of the judgment during the appellate process.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated and that the Company has meritorious grounds for an appeal of this judgment. However, the outcome of any litigation is inherently uncertain. Resolution of this matter could have a material effect on the Company’s financial position, liquidity or results of operation.

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

9.     Subsequent Events:

As discussed in Note 8 above, the Company received an adverse jury verdict on March 3, 2006, associated with a case in Tuscaloosa, Alabama. Since the events that gave rise to the litigation occurred prior to the balance sheet date, the Company recorded the estimated $45.0 million litigation charge in the second quarter of fiscal 2006.

As discussed in Note 5 above, the Company paid $32.7 million in cash to a bank on March 9, 2006, to settle its forward contract associated with the overnight share repurchase transaction. The settlement of the forward contract will be recorded as an adjustment to retained earnings in the third quarter of fiscal 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the thirteen-week periods ended February 25, 2006, and February 26, 2005 (“second quarter of fiscal 2006” and “second quarter of fiscal 2005”, respectively) and the twenty-six-week periods ended February 25, 2006, and February 26, 2005 (“first half of fiscal 2006” and “first half of fiscal 2005”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this quarterly report and the financial statements for the fiscal year ended August 27, 2005, (“fiscal 2005”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Company’s Annual Report on Form 10-K for fiscal 2005.

This discussion contains forward-looking statements subject to the Cautionary Note Regarding Forward-Looking Statements set forth following this MD&A.

Results of Operations

2006 First Half Results and Fiscal 2006 Outlook

During the first half of fiscal 2005, the Company began the implementation of four key initiatives designed to increase sales and profitability: the installation of refrigerated coolers in selected stores; the introduction of a “Treasure Hunt” merchandise program; the continuation of an aggressive store opening program; and the Urban Initiative. During the fiscal year ending August 26, 2006, (“fiscal 2006”), the Company will continue these initiatives as discussed below.

•                              Coolers – The installation of refrigerated coolers for the sale of perishable food began in the second quarter of fiscal 2005. The customer traffic generated by coolers has increased sales of food and other merchandise throughout the store. At the end of fiscal 2005, refrigerated coolers were installed in approximately 1,000 stores. The Company plans to install refrigerated coolers in approximately 2,500 additional stores by the end of fiscal 2006. In addition, the Company is developing a broader food strategy, a part of which involves testing new point-of-sale software in a limited number of stores to facilitate the acceptance of food stamps in stores with refrigerated coolers. At the end of the first half of fiscal 2006, approximately 2,000 stores had refrigerated coolers for the sale of perishable food.

•                              “Treasure Hunt” merchandise program – During fiscal 2005, the Company began supplementing its basic assortment of merchandise with additional opportunistically purchased goods designed to create more excitement in stores throughout the year, with particular emphasis on holidays, spring and back-to-school seasons, and to balance gross margin pressure from increased sales of lower margin consumables. During fiscal 2006, the Company is taking a more process-oriented approach to this initiative by focusing on three key components: identifying and selecting exciting values for customers; informing customers of the compelling values through circulars and in-store handouts and signage; and effectively displaying the items in stores to attract customer attention.

•                              New Stores – During fiscal 2005, the Company opened 500 stores and closed 68 stores, with a substantial percentage of the new store openings occurring in the last months of the fiscal year. In order to build processes that will support a more balanced distribution of store openings throughout the year, the Company plans to open approximately 400 stores and close approximately 65 stores in fiscal 2006. During the first half of fiscal 2006, the Company opened 160 stores and closed 56 stores.

•                              Urban Initiative – The Urban Initiative is designed to improve the operating performance of high sales volume stores in large metropolitan markets through investments in people, process changes and technology, including organizational changes to support a more mobile and flexible workforce. During fiscal 2005, the Urban Initiative was implemented in approximately 1,200 stores. While the Urban Initiative stores experienced solid comparable store sales growth and continued to be profitable during fiscal 2005, the Company’s profitability goals were not achieved. For fiscal 2006, the Company will continue its investments in the current Urban Initiative markets (approximately 1,400 stores at the end of the first half of fiscal 2006) but does not expect to expand the initiative into new markets until processes have been refined to generate improved results. The Company is focused on three primary goals:  improving financial returns, reducing inventory shrinkage and increasing store manager retention. During the first half of fiscal 2006, the Company saw an improvement in profitability in most Urban Initiative markets, resulting from positive trends in comparable store sales and improvements in inventory shrinkage in the stores that implemented the Urban Initiative first in fiscal 2005.

During the first quarter of fiscal 2006, Hurricanes Katrina, Rita and Wilma struck the U.S. Gulf Coast and Florida, impacting numerous stores in the afflicted areas. Since the Company’s stores are widely dispersed, lost sales due to closed stores resulting from damage or power outages were generally limited and continue to be substantially offset by increased sales in other stores. The most significant storm-related losses were related to the loss of merchandise inventories, furniture and fixtures and leasehold improvements at individual stores in the paths of the storms. The Company expects the majority of the losses incurred will be covered by insurance. During the second quarter of fiscal 2006, the Company received an initial payment from its insurance carrier for a portion of these claims. The net impact of these storms has not had and is not expected to have a material impact in the aggregate on the Company’s financial position, liquidity or results of operations.

Fiscal 2006 Outlook

Based on operating results for the first half of fiscal 2006, as discussed below, and the Company’s plans for the remainder of the year, the Company currently expects diluted net income per common share to be between $1.19 and $1.24 for fiscal 2006, compared to $1.30 in fiscal 2005. The diluted net income per common share guidance for fiscal 2006 includes the impact ($0.18 per diluted share) of an adverse litigation judgment, as discussed in the Company’s Second Quarter Results and Year-to-date Results below and Note 8 to the Consolidated Condensed Financial Statements included in this Report. The diluted net income per common share guidance for fiscal 2006 also includes the impact of the expensing of stock-based compensation as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” and other new compensation programs, the interest expense related to the Company’s debt placement, and the accretive benefit of the Company’s share repurchase program. See Note 6 to the Consolidated Condensed Financial Statements included in this Report and the Selling, General and Administrative Expenses section in this MD&A for more information on SFAS 123R and its impact. See the Liquidity and Capital Resources section in this MD&A for more information on the Company’s share repurchase program and related debt placement.

Second Quarter Results and Third Quarter Outlook

Net Sales

Net sales in the second quarter of fiscal 2006 were $1.7 billion, an increase of approximately 9.4% ($148.9 million), as compared with an increase of 13.1% ($184.0 million) in the second quarter of fiscal 2005. The increase was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 3.2% ($49.5 million), with the balance of the increase primarily relating to sales from new stores opened as part of the Company’s store growth program. The comparable store sales calculation for the second quarter of fiscal 2006 excludes a limited number of stores that were closed for an extended period of time as a result of the hurricanes as discussed above. The solid sales performance during the second quarter of fiscal 2006 was driven primarily by the installation of refrigerated coolers, the Urban Initiative and the “Treasure Hunt” merchandise program. Sales of lower-margin basic consumables continued to be stronger than sales of higher-margin discretionary goods during the second quarter of fiscal 2006, reflecting the difficult economic environment, including higher energy prices, faced by the Company’s low and lower-middle income customer base. However, holiday sales of higher margin items along with favorable sales trends in the home department helped offset substantially all of the negative effect of the sales of lower margin items.

The 3.2% increase in comparable store sales during the second quarter of fiscal 2006 includes an increase of approximately 4.9% in the sales of hardline merchandise and a decrease of approximately 3.6% in the sales of softline merchandise. In the second quarter of fiscal 2006, the customer count, as measured by the number of register transactions in comparable stores, decreased approximately 1.0%, and the average transaction increased approximately 4.2% to $10.28. Recent research from an independent market research group suggests that low-income customers have reduced their total shopping frequency, combining trips and errands in response to higher gasoline prices. The Company’s declining customer count trends and increasing transaction size during the second quarter of fiscal 2006 are consistent with this research. Increased sales of hardline merchandise have been the primary contributor to the overall sales increases. Hardline merchandise, as a percentage of net sales, increased to approximately 80.1% in the second quarter of fiscal 2006 compared to approximately 78.7% in the second quarter of fiscal 2005. Softline merchandise, as a percentage of net sales, decreased to approximately 19.9% in the second quarter of fiscal 2006 compared to approximately 21.3% in the second quarter of fiscal 2005.

The Company distributed two advertising circulars in the second quarter of fiscal 2006, compared with one advertising circular in the second quarter of fiscal 2005. The circulars are designed to stimulate traffic and inform customers about the Company’s “Treasure Hunt” merchandise, seasonal values and competitive prices on core consumables.

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

The average number of stores in operation during the second quarter of fiscal 2006 was 7.3% higher than the average number of stores in operation during the second quarter of fiscal 2005.

The Company currently expects comparable store sales to increase 4% to 6% during the third quarter of fiscal 2006 as a result of the ongoing rollout of refrigerated coolers, the impact from “Treasure Hunt” merchandise sales and the operational improvements resulting from the Urban Initiative program.

Cost of Sales

Cost of sales increased approximately 9.3% in the second quarter of fiscal 2006 compared with the second quarter of fiscal 2005. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, decreased slightly to 67.1% in the second quarter of fiscal 2006, compared with 67.2% in the second quarter of fiscal 2005. As a percentage of net sales, transportation expense, markdown expense, merchandise mix, and inventory shrinkage in the second quarter of fiscal 2006 were all relatively unchanged compared with the second quarter of fiscal 2005. Higher year-over-year fuel costs were offset by transportation productivity and efficiency savings, as well as savings from an overall reduction in shipments resulting from better inventory management. Sales of higher margin items during the holiday season and favorable sales trends in the home area mitigated the negative impact from sales of lower-margin basic consumables. While the favorable inventory shrinkage trend experienced in the first quarter of fiscal 2006 slowed during the second quarter of fiscal 2006, the stores that implemented the Urban Initiative first in fiscal 2005 have reported significantly lower inventory shrinkage results. The Company expects to continue its focus in this area in an effort to reduce inventory shrinkage.

During the third quarter of fiscal 2006, the Company expects that cost of sales, as a percentage of net sales, will increase as compared to fiscal 2005 due to the continuing effect of the shift in the merchandise mix to more lower-margin basic consumables.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 10.8% in the second quarter of fiscal 2006, compared with the second quarter of fiscal 2005. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 25.2% in the second quarter of fiscal 2006, compared with 24.9% in the second quarter of fiscal 2005. The increase in the percentage for the second quarter of fiscal 2006 was due primarily to increased occupancy costs (approximately 0.6% of net sales) and increased compensation expense related to the expensing of stock-based compensation as required by SFAS 123R and other compensation programs (approximately 0.2% of net sales). The increase in occupancy costs was due primarily to higher utility costs and higher depreciation charges, especially as it relates to the urban markets. Partially offsetting these increases were decreases in store payroll expenses (approximately 0.3% of net sales) and insurance costs (approximately 0.1% of net sales). Refinements in the Urban Initiative and improvements in the store payroll allocation process enabled the Company to reduce store payroll expenses, as a percentage of net sales. The percentage decrease in insurance costs is primarily due to a corresponding reduction in health care claims.

During the third quarter of fiscal 2006, the Company expects SG&A expense, as a percentage of net sales, to increase slightly as compared to fiscal 2005 due to higher occupancy costs, the expanded rollout of the cooler program and the continued investments in the existing Urban Initiative markets. In addition, the required expensing of stock-based compensation and other compensation plan changes, as discussed in the Company’s 2006 Annual Meeting Proxy Statement, is expected to increase SG&A expenses, as a percentage of net sales.

Litigation Charge

During the second quarter of fiscal 2006, the Company recorded a $45.0 million ($0.18 per diluted share) litigation charge associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama. The jury in this particular case found that the Company should have classified a number of its store managers as hourly employees entitled to overtime pay rather than as salaried managers. The Company believes that it is correct in classifying its store managers as salaried managers and plans to appeal the verdict. See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information. All other legal expenses during the second quarter of both fiscal 2006 and fiscal 2005, including the Company’s defense costs related to the above-referenced case, were recorded in SG&A.

Interest Income

The increase in interest income during the second quarter of fiscal 2006, compared with the second quarter of fiscal 2005 was due to an increase in interest rates and investments.

Interest Expense

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. During the second quarter of fiscal 2006, the Company incurred $3.0 million in interest expense related to the Notes. See Note 4 to the Consolidated Condensed Financial Statements included in this Report for information on the Company’s current and long-term debt. The Company did not incur any interest expense during fiscal 2005.

Provision for Taxes on Income

The effective tax rate was 37.0% for the second quarter of fiscal 2006, compared with 36.7% for the second quarter of fiscal 2005. For the third quarter of fiscal 2006, the Company’s plan is for the effective tax rate to remain at 37.0%, but could be negatively impacted if a retroactive reinstatement of certain federal jobs tax credits for employees hired after December 31, 2005 does not occur.

Net Income and Earnings Per Share

Net income for the second quarter was $54.5 million compared with net income of $80.1 million for the second quarter of fiscal 2005. Included in the results for the second quarter of fiscal 2006 is a litigation charge of $28.4 million, net of taxes, associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama. See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information.

Diluted net income per common share was $0.35 in the second quarter of fiscal 2006, compared with $0.48 in the second quarter of fiscal 2005. The decrease in diluted net income per common share is due to the decrease in net income as discussed above, partially offset by the accretive benefit of the Company’s share repurchase program. The Company currently expects diluted net income per common share to be between $0.33 and $0.36 for the third quarter of fiscal 2006.

Year-to-date Results

Net Sales

Net sales in the first half of fiscal 2006 were $3.2 billion, an increase of approximately 9.4% ($280.1 million), as compared with an increase of 12.1% ($319.5 million) in the first half of fiscal 2005. The increase was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 3.1% ($89.7 million), with the balance of the increases primarily relating to sales from new stores opened as part of the Company’s store growth program. The comparable store sales calculation for the first half of fiscal 2006 excludes a limited number of stores that were closed for an extended period of time as a result of the hurricanes as discussed above. The solid sales performance during the first half of fiscal 2006 was driven primarily by the installation of refrigerated coolers, the Urban Initiative and the “Treasure Hunt” merchandise program. Sales of lower-margin basic consumables continued to be stronger than sales of higher-margin discretionary goods during the first half of fiscal 2006, reflecting the difficult economic environment, including higher energy prices, faced by the Company’s low and lower-middle income customer base. However, certain categories of discretionary goods, such as toys and electronics, as well as home products and higher margin seasonal items performed well.

The 3.1% increase in comparable store sales during the first half of fiscal 2006 includes an increase of approximately 4.6% in the sales of hardline merchandise and a decrease of approximately 2.6% in the sales of softline merchandise. In the first half of fiscal 2006, the customer count, as measured by the number of register transactions in comparable stores, decreased approximately 1.6%, and the average transaction increased approximately 4.6% to $9.83. Increased sales of hardline merchandise have been the primary contributor to the overall sales increases. Hardline merchandise, as a percentage of net sales, increased to approximately 80.0% in the first half of fiscal 2006 compared to approximately 78.9% in the first half of fiscal 2005. Softline merchandise, as a percentage of net sales, decreased to approximately 20.0% in the first half of fiscal 2006 compared to approximately 21.1% in the first half of fiscal 2005. The Company distributed three advertising circulars in the first half of fiscal 2006 and two advertising circulars in the first half of fiscal 2005. The circulars are designed to stimulate traffic and inform customers about the Company’s “Treasure Hunt” merchandise, seasonal values and competitive prices on core consumables.

The average number of stores in operation during the first half of fiscal 2006 was 7.5% higher that the average number of stores in operation during the first half of fiscal 2005. The Company had 6,002 stores in operation at the end of the first half of fiscal 2006, compared with 5,600 stores in operation at the end of the first half of fiscal 2005, representing an increase of approximately 7.2%.

Cost of Sales

Cost of sales increased approximately 9.2% in the first half of fiscal 2006 compared with the first half of fiscal 2005. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, decreased slightly to 66.8% in the first half of fiscal 2006, compared with 66.9% in the first half of fiscal 2005. The slight decrease in cost of sales, as a percentage of net sales, during the first half of fiscal 2006 was due primarily to the favorable impact of lower inventory shrinkage and improved initial mark-ups. The initiatives the Company has implemented to address inventory shrinkage are having a positive impact, but the Company expects to continue to focus its efforts in this area. These improvements were offset by higher freight costs resulting from higher fuel costs. The opening of the Company’s eighth distribution center in Marianna, Florida, in the second quarter of fiscal 2005 and its continued ramp-up have positively impacted freight costs by lowering the average distance to the stores from the distribution centers. Increases in transportation productivity and efficiency, as well as a reduction in shipments resulting from better inventory management have also offset some of the cost increases. However, these savings did not fully offset the impact of higher year-over-year fuel costs. The Company expects that the opening of the ninth distribution center in Rome, New York, during the third quarter of fiscal 2006 will continue to lower the average distance to the stores from the distribution centers and will positively impact freight costs.

Selling, General and Administrative Expenses

SG&A expenses increased 11.9% in the first half of fiscal 2006, compared with the first half of fiscal 2005. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 26.6% in the first half of fiscal 2006, compared with 26.0% in the first half of fiscal 2005. The increase in the percentage for the first half of fiscal 2006 was due primarily to increased occupancy costs (approximately 0.5% of net sales), increased insurance costs (approximately 0.1% of net sales) and increased compensation expense related to the expensing of stock-based compensation as required by SFAS 123R and other compensation programs (approximately 0.2% of net sales). The increase in occupancy costs was due primarily to higher utility costs and higher depreciation charges, especially as it relates to urban markets. The increase in insurance costs was primarily a result of a limited number of large claims in the health care and workers’ compensation areas as well as some hurricane related costs, offset slightly by a reduction in health care claims during the second quarter of fiscal 2006. These increases were partially offset by a reduction in store payroll expenses (approximately 0.2% of net sales). Refinements in the Urban Initiative and improvements in the store payroll allocation process enabled the Company to reduce store payroll expenses, as a percentage of net sales.

Litigation Charge

During the first half of fiscal 2006, the Company recorded a $45.0 million ($0.18 per diluted share) litigation charge associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama. The jury in this particular case found that the Company should have classified a number of its store managers as hourly employees entitled to overtime pay rather than as salaried managers. The Company believes that it is correct in classifying its store managers as salaried managers and plans to appeal the verdict. See Note 8 to the

Consolidated Condensed Financial Statements included in this Report for more information. All other legal expenses during the first half of both fiscal 2006 and fiscal 2005, including the Company’s defense costs related to the above-referenced case, were recorded in SG&A.

Interest Income

The increase in interest income during the first half of fiscal 2006, compared with the first half of fiscal 2005 was due to an increase in interest rates and investments.

Interest Expense

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through the private placement of the Notes to a group of institutional accredited investors. During the first half of fiscal 2006, the Company incurred $5.1 million in interest expense related to the Notes. See Note 4 to the Consolidated Condensed Financial Statements included in this Report for information on the Company’s current and long-term debt. The Company did not incur any interest expense during fiscal 2005.

Provision for Taxes on Income

The effective tax rate was 37.0% for the first half of fiscal 2006, compared with 36.5% for the first half of fiscal 2005. A retroactive reinstatement of certain federal jobs tax credits for employees hired after December 31, 2003, favorably impacted the effective tax rate in the first half of fiscal 2005.

Net Income and Earnings Per Share

Net income for the first half of fiscal 2006 was $105.9 million compared with net income of $134.5 million for the first half of fiscal 2005. Included in the results for the first half of fiscal 2006 is a litigation charge of $28.4 million, net of taxes, associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama. See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information.

Diluted net income per common share was $0.67 in the first half of fiscal 2006, compared with $0.80 in the first half of fiscal 2005. The decrease in diluted net income per common share is due to the decrease in net income as discussed above, partially offset by the accretive benefit of the Company’s share repurchase program.

Liquidity and Capital Resources

At the end of the first half of fiscal 2006, the Company had working capital of $553.4 million, compared with $460.2 million as of August 27, 2005. Changes in working capital during the first half of fiscal 2006 and fiscal 2005 were primarily the result of earnings, changes in merchandise inventories and capital expenditures. The Company’s inventories at the end of the first half of fiscal 2006 were 6.6% higher than at the end of the first half of fiscal 2005. Inventory on a per store basis at the end of the first half of fiscal 2006 was flat compared with inventory on a per store basis at the end of the first half of fiscal 2005 while overall softline inventory was approximately 7% lower.

Capital expenditures for the first half of fiscal 2006 were approximately $97.8 million and are currently expected to be approximately $210 million to $230 million for fiscal 2006. The majority of the planned capital expenditures for fiscal 2006 relate to the Company’s new store openings; existing store expansions, relocations and renovations; construction of distribution centers; expenditures related to store-focused technology infrastructure; and the continued implementation of a refrigerated cooler program for perishable goods in selected stores. The new store expansion and new distribution centers also require additional investment in merchandise inventories.

In the first half of fiscal 2006, the Company opened 160 stores, closed 56 stores and expanded, relocated, or renovated 20 stores. The Company plans to open approximately 400 stores and close approximately 65 stores during fiscal 2006. The Company also plans to relocate, expand, or renovate approximately 75 stores during fiscal 2006. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

During fiscal 2005 the Company purchased in the open market 3.3 million shares of its common stock at a cost of $92.0 million. On September 27, 2005, the Company obtained $250 million in aggregate proceeds through the private placement of the Notes to a group of institutional accredited investors. On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s outstanding common stock for an initial purchase price of $19.97 per share. The transaction was financed with the proceeds of the Notes. As part of the overnight share repurchase transaction, the Company simultaneously entered into a forward contract with the bank that matured on March 6, 2006. In connection with the forward contract, the bank purchased shares of the Company’s common stock in the open market in order to fulfill its obligation related to shares it borrowed from third parties and sold to the Company. At the end of the purchase period, the Company could receive from or pay to the bank a price adjustment based on the volume weighted average purchase price of the Company’s common stock during the purchase period compared to the initial purchase price. Such price adjustment could be either in cash or common stock at the discretion of the Company. On March 9, 2006, at its option, the Company paid $32.7 million in cash to the bank to settle the forward contract. See Note 4 and Note 5 to the Consolidated Condensed Financial Statements included in this Report for more information. The shares repurchased in connection with the overnight share repurchase transaction were immediately canceled and returned to the status of authorized but unissued shares. There were no other purchases of common stock by the Company during the first half of fiscal 2006. As of February 25, 2006, the Company had outstanding authorizations to purchase a total of approximately 7.7 million shares, consisting of approximately 3.8 million shares (based on the closing share price) remaining under the authorization for $300 million of stock repurchases approved by the Board of Directors on August 19, 2005, and approximately 3.9 million shares remaining pursuant to authorizations approved by the Board of Directors prior to August 19, 2005. The Company plans to continue common stock purchases utilizing a 10b5-1 program.

The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million. On May 25, 2006, $100 million of the facilities will expire, and the remaining $100 million will expire on May 31, 2010. The Company expects that the facilities expiring on May 25, 2006, will be extended. The Company had no outstanding borrowings against these facilities during the first half of fiscal 2006 or during fiscal 2005. Cash flow from current operations and available revolving credit facilities, as discussed above, are expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs, scheduled interest payments, and any further repurchase of the Company’s common stock.

The following table shows the Company’s obligations and commitments as of the end of the second quarter of 2006 to make future payments under contractual obligations:

	Payments Due During One Year Fiscal Period Ending
(in thousands)		February	February	February	February	February
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$—	$250,000
Interest	$123,151	13,387	13,387	13,387	13,387	13,387	56,216
Merchandise letters of credit	$69,095	69,095	—	—	—	—	—
Operating leases	$1,167,842	263,306	231,697	195,515	154,023	110,487	212,814
Construction obligations	$18,985	18,985	—	—	—	—	—
Total	$1,629,073	$364,773	$245,084	$208,902	$167,410	$123,874	$519,030

Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of the end of the second quarter of fiscal 2006:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$111,031
Surety bonds	6,511
Total Commercial Commitments	$117,542

At the end of the second quarter of fiscal 2006, approximately $28.9 million of the merchandise letters of credit were included in accounts payable on the Company’s Consolidated Condensed Balance Sheet. A substantial portion of the outstanding amount of standby letters of credit and surety bonds (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier. The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion.

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

Insurance Liabilities:

The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. Because the nature of these claims is such that there can be a significant lag from the incurrence of the claim (which is when the expense is accrued) until payment is made, the percentage increase in the accrual can be much more pronounced than the percentage increase in the expense. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to its reported financial condition and results of operations.

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

Stock-based Compensation Expense

The Company adopted SFAS 123R during the first quarter of fiscal 2006. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. The determination of the fair value of the Company’s stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the amount recorded in the current period.

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

Unusual weather or natural disasters that may impact sales and or operations

Extreme changes in weather patterns or other natural disasters influence customer trends and purchases. Likewise, weather patterns and natural disasters may negatively impact sales and/or operations of the Company.

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

Delays associated with building and opening of distribution facilities and stores and costs of operating distribution facilities and stores

The Company maintains a network of distribution facilities in its geographic territory and constructs new facilities to support its growth. In addition, the Company expands its network of stores through opening new stores and remodeling existing stores each year. Delays in opening distribution facilities or stores could adversely affect the Company’s future operations by slowing growth, which may in turn reduce revenue growth. Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utility, and other operating costs, could have an adverse impact on the Company. Adverse changes in inventory shrinkage at the store-level or in distribution facilities could have a negative impact on the Company.

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

Higher costs, potential problems and achievement of targeted results associated with the implementation of new programs, systems and technology, including supply chain systems, store technology, cooler installations and related food programs, Urban Initiative programs, and real estate expansion goals

The Company is undertaking a variety of operating initiatives as well as infrastructure initiatives. The failure to properly execute any of these initiatives could have an adverse impact on the future operating results of the Company.

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

The Company had no outstanding borrowings against these facilities during the first half of fiscal 2006. The Company’s long-term debt associated with the Notes bears interest at fixed rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended February 25, 2006, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
December
(11/27/05-12/31/05)	—	—	—	7,868,607
January
(1/01/06-1/28/06)	—	—	—	7,947,648
February
(1/29/06-2/25/06)	—	—	—	7,743,708	(2)

(1)          Includes amounts converted to shares using the Company’s closing stock price as of the end of each fiscal month.

(2)          Does not reflect the $32.7 million cash payment made on March 9, 2006, to settle the forward contract associated with the overnight share repurchase transaction.

As previously reported, on October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s outstanding common stock. The transaction was financed with the proceeds of the Company’s Notes. Under the terms of the overnight share repurchase transaction, the bank purchased shares in the open market to fulfill its obligations related to shares sold to the Company.  Such purchases by the bank included purchases during the quarter ended February 25, 2006.  See Note 4 and Note 5 to the Consolidated Condensed Financial Statements included in this Report for more information. There were no other purchases of common stock by the Company during the first half of fiscal 2006. Shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. As of February 25, 2006, the Company had outstanding authorizations to purchase a total of approximately 7.7 million shares, consisting of approximately 3.8 million shares (based on the closing share price) remaining under the authorization for $300 million of stock repurchases approved by the Board of Directors on August 19, 2005, and approximately 3.9 million shares remaining pursuant to authorizations approved by the Board of Directors prior to August 19, 2005. Shares purchased prior to the end of fiscal 2005 under the share repurchase authorizations are held in treasury or have been reissued under the Family Dollar 2000 Outside Directors Plan. Shares that are purchased with the proceeds of the Notes are canceled and returned to the status of authorized but unissued shares. There is no expiration date governing the period during which the Company can make share repurchases pursuant to the above referenced authorizations. There are no other repurchase programs under which the Company is authorized to repurchase outstanding shares.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held January 19, 2006, stockholders voted to:

(a)          Elect to the Board of Directors of the Company the seven nominees named in the Proxy Statement for the Annual Meeting as follows:

Nominee	Shares Voting For	Shares Withholding Authority to Vote
Howard R. Levine	136,335,065	2,776,961
Mark R. Bernstein	134,918,774	4,193,252
Sharon Allred Decker	136,769,199	2,342,827
Edward C. Dolby	137,299,797	1,812,229
Glenn A. Eisenberg	137,309,176	1,802,850
George R. Mahoney, Jr.	136,472,023	2,640,003
James G. Martin	136,723,969	2,388,057

There were no abstentions or broker non-votes with respect to the election to the Board of Directors.

(b)         Approve the Family Dollar Stores, Inc. 2006 Incentive Plan, which permits the granting of a variety of award types, including stock options and performance share rights, with 95,312,532 shares voted for, 24,811,374 shares voted against and 1,179,367 shares abstaining. There were 17,808,753 broker non-votes with respect to the approval of the 2006 Incentive Plan.

(c)          Ratify the action of the Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent registered public accountants to audit the consolidated financial statements of the Company and its subsidiaries for the year ending August 26, 2006, with 137,062,802 shares voted for, 1,134,909 shares voted against and 914,314 shares abstaining. There were no broker non-votes with respect to the appointment of PricewaterhouseCoopers LLP.

Item 6. Exhibits

(a)   Exhibits incorporated by reference:

10.1                                       Family Dollar Stores, Inc. 2006 Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2006)

10.2                                       2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 25, 2006)

10.3                                       2006 Non-Qualified Stock Option Grant Program (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 25, 2006)

10.4                                       Fourth Amendment to Amended and Restated Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., dated as of March 21, 2006 (filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 23, 2006)

10.5                                       Fourth Amendment to Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, National Association, dated as of March 21, 2006 (filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 23, 2006)

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: March 31, 2006	/s/ R. James Kelly
R. JAMES KELLY
Vice Chairman-Chief Financial Officer

Date: March 31, 2006	/s/ C. Martin Sowers
C. MARTIN SOWERS
Senior Vice President-Finance