Form 10-Q
period 2006-05-27
FAMILY DOLLAR STORES INC
filed 2006-06-29
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 23, 2006
Common Stock, $0.10 par value	151,634,254 shares

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

INDEX

Part I — Financial Information
Item 1 — Consolidated Condensed Financial Statements:
Consolidated Condensed Balance Sheets — May 27, 2006 and August 27, 2005
Consolidated Condensed Statements of Income — Quarter Ended May 27, 2006 and May 28, 2005
Consolidated Condensed Statements of Income — Three Quarters Ended May 27, 2006 and May 28, 2005
Consolidated Condensed Statements of Cash Flows — Three Quarters Ended May 27, 2006 and May 28, 2005
Notes to Consolidated Condensed Financial Statements
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
Item 4 — Controls and Procedures
Part II — Other Information and Signatures
Item 1 — Legal Proceedings
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Item 6 — Exhibits
Signatures

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	May 27, 2006	August 27, 2005
Assets
Current assets:
Cash and cash equivalents (Note 2)	$69,745	$105,175
Investment securities (Note 2)	98,400	33,530
Merchandise inventories	1,028,221	1,090,791
Deferred income taxes	134,333	100,493
Prepayments and other current assets	50,775	24,779
Total current assets	1,381,474	1,354,768

Property and equipment, net	1,066,945	1,027,475
Other assets	27,582	27,258
	$2,476,001	$2,409,501
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$499,278	$574,831
Accrued liabilities	419,003	315,508
Income taxes payable	8,116	4,272
Total current liabilities	926,397	894,611

Long-term debt (Note 4)	250,000	—
Deferred income taxes	78,320	86,824
Commitments and contingencies (Note 8)

Shareholders’ equity: (Notes 5 and 6)

Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 178,483,181 shares at May 27, 2006, and 188,871,738 shares at August 27, 2005, and outstanding 151,634,254 shares at May 27, 2006, and 165,262,513 shares at August 27, 2005	17,848	18,887
Capital in excess of par	137,094	133,743
Retained earnings	1,529,864	1,654,861
	1,684,806	1,807,491
Less: common stock held in treasury, at cost (26,848,927 shares at May 27, 2006, and 23,609,225 shares at August 27, 2005) (Note 5)	463,522	379,425
Total shareholders’ equity	1,221,284	1,428,066
	$2,476,001	$2,409,501

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	May 27, 2006	May 28, 2005
Net sales	$1,569,516	$1,427,966

Cost and expenses:
Cost of sales	1,041,789	948,614
Selling, general and administrative expenses	435,366	395,764
Cost of sales and operating expenses	1,477,155	1,344,378

Operating profit	92,361	83,588

Interest income	2,086	1,364

Interest expense (Note 4)	3,093	—

Income before provision for taxes on income	91,354	84,952

Provision for taxes on income	34,440	31,178

Net income	$56,914	$53,774

Net income per common share — basic (Note 7)	$0.37	$0.32
Average shares — basic (Note 7)	154,260	166,858

Net income per common share — diluted (Note 7)	$0.37	$0.32
Average shares — diluted (Note 7)	154,566	167,160

Dividends declared per common share	$0.105	$0.095

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Quarters Ended
(in thousands, except per share amounts)	May 27, 2006	May 28, 2005
Net sales	$4,816,656	$4,394,965

Cost and expenses:
Cost of sales	3,210,237	2,934,342
Selling, general and administrative expenses	1,298,834	1,167,106
Litigation charge (Note 8)	45,000	—
Cost of sales and operating expenses	4,554,071	4,101,448

Operating profit	262,585	293,517

Interest income	5,135	3,097

Interest expense (Note 4)	8,242	—

Income before provision for taxes on income	259,478	296,614

Provision for taxes on income	96,646	108,338

Net income	$162,832	$188,276

Net income per common share — basic (Note 7)	$1.04	$1.12
Average shares — basic (Note 7)	156,294	167,400

Net income per common share — diluted (Note 7)	$1.04	$1.12
Average shares — diluted (Note 7)	156,365	167,846

Dividends declared per common share	$0.305	$0.275

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(in thousands)	May 27, 2006	May 28, 2005
Cash flows from operating activities:
Net income	$162,832	$188,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,044	83,187
Deferred income taxes	(42,344)	(7,233)
Stock-based compensation expense	5,941	—
Tax benefit from stock option exercises	200	2,549
Excess tax benefits from stock-based compensation	(196)	—
Loss on disposition of property and equipment	4,189	1,415
Changes in operating assets and liabilities:
Merchandise inventories	62,570	(10,704)
Income tax refund receivable	—	1,304
Prepayments and other current assets	(25,996)	(31,533)
Other assets	634	(7,902)
Accounts payable and accrued liabilities	43,736	(696)
Income taxes payable	3,844	3,867
	314,454	222,530

Cash flows from investing activities:
Purchases of investment securities	(261,305)	(234,315)
Sales of investment securities	196,435	256,835
Capital expenditures	(144,378)	(147,662)
Proceeds from dispositions of property and equipment	1,675	1,928
	(207,573)	(123,214)

Cash flows from financing activities:
Issuance of long-term debt	250,000	—
Payment of debt issuance costs	(958)	—
Repurchases of common stock	(334,051)	(80,498)
Changes in cash overdrafts	(16,016)	6,181
Exercise of employee stock options	5,277	13,106
Excess tax benefits from stock-based compensation	196	—
Payment of dividends	(46,759)	(44,409)
	(142,311)	(105,620)

Net change in cash and cash equivalents	(35,430)	(6,304)
Cash and cash equivalents at beginning of period	105,175	87,023
Cash and cash equivalents at end of period	$69,745	$80,719

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.               In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and a litigation charge as described in Note 8 below) necessary to present fairly the Company’s financial position as of May 27, 2006; the results of operations for the third quarter and first three quarters ended May 27, 2006 (“third quarter and first three quarters of fiscal 2006”), and May 28, 2005 (“third quarter and first three quarters of fiscal 2005”); and the cash flows for the first three quarters of fiscal 2006 and first three quarters of fiscal 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

The results of operations for the third quarter and first three quarters of fiscal 2006 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the third quarter and first three quarters of fiscal 2005 have been made to conform to the presentation for the third quarter and first three quarters of fiscal 2006. These include accounts payable and accrued liabilities, which are now listed separately, and interest income, which was previously included in selling, general and administrative expenses.

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

4.               The Company had no current or long-term debt as of the fiscal year ended August 27, 2005. Current and long-term debt consisted of the following at May 27, 2006:

(in thousands)	May 27, 2006
5.24% Notes	$81,000
5.41% Notes	169,000
250,000
Less: current portion	—
Long-term portion	$250,000

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing in the sixth year, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year commencing on March 27, 2006. The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended. The Notes contain certain restrictive covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charges coverage ratio, and a priority debt to consolidated net worth ratio. At the end of the third quarter of fiscal 2006, the Company was in compliance with all such covenants. The proceeds of the Notes were used to repurchase the Company’s outstanding common stock, as discussed in Note 5 below.

In addition to the Notes, the Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million. On May 19, 2006, the Company extended the terms of these facilities for an additional year. On May 24, 2007, $100 million of the facilities will expire, and the remaining $100 million will expire on May 31, 2011. Any borrowings under these facilities are at a variable interest rate based on short-term market interest rates. The Company had no borrowings against these facilities during the first three quarters of fiscal 2006 or during fiscal 2005.

5.               During the first three quarters of fiscal 2005, the Company purchased in the open market 2.9 million shares of its common stock at a cost of $80.6 million. During the first three quarters of fiscal 2006, the Company purchased 13.9 million shares of its common stock at a cost of $334.2 million, as described below.

On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s then outstanding common stock for an initial purchase price of $19.97 per share. The transaction was financed with the proceeds of the Notes, as discussed in Note 4 above. As part of the overnight share repurchase transaction, the Company simultaneously entered into a forward contract with the bank that matured on March 6, 2006. In connection with the forward contract, the bank purchased shares of the Company’s common stock in the open market in order to fulfill its obligation related to shares it borrowed from third parties and sold to the Company. At the end of the purchase period, the Company could have received from or paid to the bank a price adjustment based on the volume weighted average purchase price of the Company’s common stock during the purchase period compared to the initial purchase price. Such price adjustment could be either in cash or common stock at the discretion of the Company. On March 9, 2006, the Company paid $32.7 million in cash to the bank to settle the forward contract.

The shares repurchased in connection with the overnight share repurchase transaction were immediately canceled and returned to the status of authorized but unissued shares. The total cost of the initial purchase was approximately $201.2 million, including a $1.3 million cap premium and $0.2 million in commissions and other fees. In accordance with Accounting Principles Board (APB) Opinion 6, “Status of Accounting Research Bulletins,” the Company reduced common stock, capital in excess of par, and retained earnings by approximately $1.0 million, $8.1 million, and $192.1 million, respectively. In addition, the Company reduced retained earnings by approximately $0.3 million in connection with a dividend fee paid to the bank on January 17, 2006. The forward contract associated with the overnight share repurchase transaction was accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument. The $32.7 million payment made on March 9, 2006, to settle the forward contract was recorded as an adjustment to retained earnings in the third quarter of fiscal 2006.

Upon completion of the overnight share repurchase transaction and related forward contract, the Company continued to purchase shares of its common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the third quarter of fiscal 2006, the Company purchased 3.9 million shares of its common stock at a cost of $100.0 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. As of May 27, 2006, the Company had outstanding authorizations to purchase a total of approximately 2.6 million shares remaining under an authorization approved by the Board of Directors on April 13, 2005. Shares purchased under the share repurchase authorizations, with the exception of shares purchased with the proceeds of the Notes, are held in treasury or have been reissued under the Family Dollar 2000 Outside Directors Plan. Shares purchased with the proceeds of the Notes were cancelled and returned to the status of authorized but unissued shares.

6.               At the Company’s Annual Meeting of Shareholders held on January 19, 2006, the Company’s shareholders approved the Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan permits the granting of a variety of compensatory award types. The Company currently grants non-qualified stock options and performance share rights under the 2006 Plan. Prior to the adoption of the 2006 Plan, the Company issued non-qualified stock options under the Company’s 1989 Non-Qualified Stock Option Plan (the “1989 Plan”). As a result of the adoption of the 2006 Plan, no further awards can be granted under the 1989 Plan. Shares issued under the 2006 Plan represent new issuances of common stock. A total of 12.0 million common shares are reserved and available for issuance under the 2006 Plan, plus any shares awarded under the 1989 Plan that expire or are cancelled or forfeited after January 19, 2006. As of May 27, 2006, there were 11.8 million remaining shares available for granting under the 2006 Plan.

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

As a result of the adoption of SFAS 123R, the Company’s results for the third quarter and first three quarters of fiscal 2006 include stock-based compensation expense (related to stock options and performance share rights) of $2.5 million and $5.9 million, respectively. These amounts are included within selling, general, and administrative expenses on the Consolidated Condensed Statements of Income. Tax benefits recognized during the third quarter and first three quarters of fiscal 2006 were immaterial.

The following table illustrates the effect on net income and net income per share if the Company had adopted the fair value recognition provisions of SFAS 123 during the third quarter and first three quarters of fiscal 2005:

	Quarter Ended	Three Quarters Ended
(in thousands, except per share amounts)	May 28, 2005	May 28, 2005
Net income — as reported	$53,774	188,276
Pro forma stock-based compensation cost	(2,237)	(6,506)
Net income — pro forma	$51,537	181,770

Net income per share — as reported
basic	$.32	1.12
diluted	$.32	1.12
Net income per share — pro forma
basic	$.31	1.09
diluted	$.31	1.09

The Company’s stock option plans contain retirement provisions, effective January 20, 2005, that allow options held by certain qualifying retirees to continue to vest after retirement without requiring additional service. The retirement provisions apply to all non-vested stock options as of the effective date, all vested stock options that were “underwater” (i.e. the options had an exercise price in excess of the market value of the stock) on the effective date, and all new options granted thereafter. Under SFAS 123R, compensation cost should be recognized over the shorter of the stated vesting period or the period from the grant date to the retirement eligibility date, if the employee is able to retire without providing additional service. For awards granted prior to the adoption of SFAS 123R, the Company recognizes compensation cost over the stated vesting period. If the Company had accounted for these awards in accordance with the provisions of SFAS 123R, compensation expense would have been $1.7 million higher during the first three quarters of fiscal 2005 (for pro-forma disclosure purposes only). The impact on the third quarter of fiscal 2005 and the third and first three quarters of fiscal 2006 is immaterial.

Stock Options

The Company’s stock option plans provide for grants of stock options to key employees at prices not less than fair market value on the grant date. The Company’s practice for a number of years has been to make a single annual grant to all employees participating in the stock option program and to generally make other grants only in connection with employment or promotions. Options expire five years from the grant date and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before and after the adoption of SFAS 123R. The fair values of options granted during the third quarter and first three quarters of fiscal 2006 were estimated using the following weighted-average assumptions:

	Quarter Ended	Three Quarters Ended
	May 27, 2006	May 27, 2006
Expected dividend yield	1.91%	1.63%
Expected stock price volatility	30.00%	30.00%
Weighted average risk-free interest rate	4.86%	4.18%
Expected life of options (years)	4.57	4.57

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date. Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics. These assumptions are evaluated and revised, as necessary, to reflect market conditions and experience. There were no material changes made to the methodology used to determine the assumptions during the third quarter of fiscal 2006. The weighted-average grant-date fair values of stock options granted during the third quarter and first three quarters of fiscal 2006 were $7.19 and $5.61, respectively. The following table summarizes the transactions under the stock option plans during the first three quarters of fiscal 2006:

(in thousands, except per share amounts)	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at August 27, 2005	6,062	$ 30.44
Granted	831	20.39
Exercised	(221)	23.84
Cancelled	(715)	28.74
Balance at May 27, 2006	5,957	$ 29.49	2.54	$4,961
Exercisable at May 27, 2006	3,438	$ 32.47	1.88	$656

The total intrinsic value of stock options exercised during the third quarter and first three quarters of fiscal 2006 was immaterial. As of May 27, 2006, there was approximately $10.1 million of unrecognized compensation cost related to outstanding stock options. The unrecognized compensation cost will be recognized over a weighted-average period of 1.4 years.

Performance Share Rights

During the second quarter of fiscal 2006, the Company began granting performance share rights to key employees. Grants of performance share rights are made annually and generally, in connection with employment or promotion of participants in the program. Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group. Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth. The Compensation Committee of the Board of Directors establishes the peer group and performance metrics. The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter. The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group.

During the first three quarters of fiscal 2006, the Company granted 0.3 million performance share rights to employees at a weighted-average grant-date fair value of $24.23. The grant-date fair value of the performance share rights is based on the stock price on the grant date. As of May 27, 2006, there were 0.3 million performance share rights outstanding. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued. As of May 27, 2006, there was approximately $5.0 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis. The unrecognized compensation cost will be recognized over a weighted-average period of 2.0 years. None of the performance share rights vested during the first three quarters of fiscal 2006.

7.               Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive (options for 4.9 million and 5.1 million for the quarter and first three quarters ended May 27, 2006, respectively, and options for 2.2 million and 2.1 million for the quarter and first three quarters ended May 28, 2005, respectively) and were not included in the computation of diluted net income per share. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Basic Net Income Per Share:
Net Income	$56,914	$53,774	$162,832	$188,276
Weighted Average Number of Shares Outstanding	154,260	166,858	156,294	167,400
Net Income Per Common Share — Basic	$0.37	$0.32	$1.04	$1.12

Diluted Net Income Per Share:
Net Income	$56,914	$53,774	$162,832	$188,276
Weighted Average Number of Shares Outstanding	154,260	166,858	156,294	167,400
Effect of Dilutive Securities — Stock Options	129	302	7	446
Effect of Dilutive Securities — Performance Share Rights	177	—	64	—
Average Shares — Diluted	154,566	167,160	156,365	167,846
Net Income Per Common Share — Diluted	$0.37	$0.32	$1.04	$1.12

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

The case has proceeded as a collective action under the Fair Labor Standards Act (“FLSA”). The Complaint alleged that the Company violated the FLSA by classifying the named plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.

A jury trial in this case was held in June 2005, in Tuscaloosa, Alabama and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter. The case was subsequently retried beginning in late February 2006 to a jury in Tuscaloosa, Alabama which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay rather than as salaried exempt managers and awarded damages in the amount of approximately $19.1 million. The Court ruled that it will double the amount of the final judgment based upon its finding that the Company did not act in good faith in classifying the plaintiffs as employees exempt from overtime payments. In addition, the Court ruled that it will reconsider the plaintiffs’ motion for an award of attorneys’ fees at the conclusion of the Company’s appeal. The Court currently has various motions pending before it with respect to the entry of a final judgment, including motions related to the status of certain of the plaintiffs’ claims as a result of personal bankruptcy filings, which will have an impact on the amount of the ultimate judgment awarded by the Court. The Company plans to appeal the entry of the judgment upon the entry of final decisions by the Court.

The Company recognized $45 million as a litigation charge in the second quarter of fiscal 2006 with respect to this litigation. The Company has provided a bond for the payment of any judgment ultimately entered by the Court. Pending entry of a final judgment and during the appellate process, the Company does not expect to be required to pay the amount of the judgment.

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

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or, pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” has established reserves as set forth in the Company’s financial statements, and litigation related to alleged failures to comply with various state and federal employment laws, some of which may be pled as class or collective actions. While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the thirteen-week periods ended May 27, 2006, and May 28, 2005 (“third quarter of fiscal 2006” and “third quarter of fiscal 2005”, respectively) and the thirty-nine-week periods ended May 27, 2006, and May 28, 2005 (“first three quarters of fiscal 2006” and “first three quarters of fiscal 2005” respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this quarterly report, the financial statements for the fiscal year ended August 27, 2005 (“fiscal 2005”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Company’s Annual Report on Form 10-K for fiscal 2005.

This discussion contains forward-looking statements subject to the Cautionary Note Regarding Forward-Looking Statements set forth following this MD&A.

Results of Operations

2006 First Three Quarters Results and Fiscal 2006 Outlook

During the first half of fiscal 2005, the Company began the implementation of four key initiatives designed to increase sales and profitability: the installation of refrigerated coolers in selected stores; the introduction of a “Treasure Hunt” merchandise program; the continuation of an aggressive store opening program; and the Urban Initiative. During the fiscal year ending August 26, 2006, (“fiscal 2006”), the Company has continued these initiatives, as discussed below.

•                              Coolers — The installation of refrigerated coolers for the sale of perishable food began in the third quarter of fiscal 2005. The customer traffic generated by coolers has increased sales of food and other merchandise throughout the store. At the end of fiscal 2005, refrigerated coolers were installed in approximately 1,000 stores. The Company plans to install refrigerated coolers in at least 2,500 additional stores by the end of fiscal 2006. In addition, the Company is developing a broader food strategy, a part of which involves testing new point-of-sale software in a limited number of stores to facilitate the acceptance of food stamps in stores with refrigerated coolers. At the end of the first three quarters of fiscal 2006, approximately 3,100 stores had refrigerated coolers for the sale of perishable food.

•                              “Treasure Hunt” merchandise program — During fiscal 2005, the Company began supplementing its basic assortment of merchandise with additional opportunistically purchased goods designed to create more excitement in stores throughout the year, with particular emphasis on holidays, spring and back-to-school seasons, and to balance gross margin pressure from increased sales of lower-margin consumable merchandise. During fiscal 2006, the Company is taking a more process-oriented approach to this initiative by focusing on three key components: identifying and selecting exciting values for customers; informing customers of the compelling values through circulars and in-store handouts and signage; and effectively displaying the items in stores to attract customer attention.

•                              New Stores — During fiscal 2005, the Company opened 500 stores and closed 68 stores, with a substantial percentage of the new store openings occurring in the last months of the fiscal year. In order to build processes that will support a more balanced distribution of store openings throughout the year and to increase the return on investment from new stores, the Company currently plans to open approximately 350 stores and close approximately 70 stores in fiscal 2006. During the first three quarters of fiscal 2006, the Company opened 242 stores and closed 67 stores.

•                              Urban Initiative — The Urban Initiative is designed to improve the operating performance of high sales volume stores in large metropolitan markets through investments in people, process changes and technology, including organizational changes to support a more mobile and flexible workforce. During fiscal 2005, the Urban Initiative was implemented in approximately 1,200 stores. While the Urban Initiative stores experienced solid comparable store sales growth and continued to be profitable during fiscal 2005, the Company’s profitability goals were not achieved. During fiscal 2006, the Company has continued its investments in the current Urban Initiative markets (approximately 1,400 stores at the end of the first three quarters of fiscal 2006). The Company is focused on three primary goals:  improving financial returns, reducing inventory shrinkage and increasing store manager retention. During the first three quarters of fiscal 2006, the Company saw an improvement in profitability in most Urban Initiative markets, resulting from positive trends in comparable store sales, better expense control and improvements in inventory shrinkage.

During the first quarter of fiscal 2006, Hurricanes Katrina, Rita and Wilma struck the U.S. Gulf Coast and Florida, impacting numerous stores in the afflicted areas. Because the Company’s stores are widely dispersed, lost sales due to closed stores resulting from damage or power outages were generally limited and were substantially offset by increased sales in other stores. The most significant storm-related losses were related to the loss of merchandise inventories, furniture and fixtures and leasehold improvements at individual stores in the paths of the storms. During the first three quarters of fiscal 2006, the Company received payments from its insurance carrier covering a majority of the losses. The net impact of these storms has not had and is not expected to have a material impact in the aggregate on the Company’s financial position, liquidity or results of operations.

Fiscal 2006 Outlook

Based on operating results for the first three quarters of fiscal 2006, as discussed below, and the Company’s plans for the remainder of the year, the Company currently expects diluted net income per common share to be between $1.24 and $1.27 for fiscal 2006, compared to $1.30 in fiscal 2005. The diluted net income per common share guidance for fiscal 2006 includes the impact (approximately $0.18 per diluted share) of an adverse litigation judgment, as discussed in the Company’s Year-to-date Results below and Note 8 to the Consolidated Condensed Financial Statements included in this Report. The diluted net income per common share guidance for fiscal 2006 also includes the impact of the expensing of stock-based compensation as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” and other new compensation programs, the interest expense related to the Company’s debt placement, and the accretive benefit of the Company’s share repurchase program. See Note 6 to the Consolidated Condensed Financial Statements included in this Report and the  “Third Quarter Results and Fourth Quarter Outlook — Selling, General and Administrative Expenses” and “Year-to-date Results — Selling, General and Administrative Expenses” sections in this MD&A for more information on SFAS 123R and its impact. See the Liquidity and Capital Resources section in this MD&A for more information on the Company’s share repurchase program and related debt placement.

Third Quarter Results and Fourth Quarter Outlook

Net Sales

Net sales in the third quarter of fiscal 2006 were $1.6 billion, an increase of approximately 9.9% ($141.6 million), as compared with an increase of 9.0% ($117.8 million) in the third quarter of fiscal 2005. The increase was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 3.7% ($52.2 million), with the balance of the increase primarily relating to sales from new stores opened as part of the Company’s store growth program. The comparable store sales calculation for the third quarter of fiscal 2006 excludes a limited number of stores that were closed for an extended period of time as a result of the hurricanes as discussed above. The solid sales performance during the third quarter of fiscal 2006 was driven primarily by the installation of refrigerated coolers, the Urban Initiative and the “Treasure Hunt” merchandise program. Increased sales in the electronics department also positively impacted sales during the third quarter of fiscal 2006. Sales of lower-margin basic consumable merchandise continued to be stronger than sales of higher-margin discretionary goods during the third quarter of fiscal 2006, reflecting the difficult economic environment, including higher energy prices, faced by the Company’s low and lower-middle income customer base.

The 3.7% increase in comparable store sales during the third quarter of fiscal 2006 includes an increase of approximately 4.9% in the sales of hardline merchandise and a decrease of approximately 0.7% in the sales of softline merchandise. In the third quarter of fiscal 2006, the customer count, as measured by the number of register transactions in comparable stores, decreased approximately 1.2%, and the average transaction increased approximately 4.8% to $9.54. The Company believes that customers continue to reduce their shopping frequency by consolidating shopping trips around pay cycles in response to higher energy costs. Increased sales of hardline merchandise have been the primary contributor to the overall sales increases. Hardline merchandise, as a percentage of net sales, increased to approximately 79.0% in the third quarter of fiscal 2006 compared to approximately 78.1% in the third quarter of fiscal 2005. Softline merchandise, as a percentage of net sales, decreased to approximately 21.0% in the third quarter of fiscal 2006 compared to approximately 21.9% in the third quarter of fiscal 2005. The Company did not distribute any advertising circulars during the third quarter of fiscal 2006, compared with one advertising circular in the third quarter of fiscal 2005.

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

The average number of stores in operation during the third quarter of fiscal 2006 was 7.1% higher than the average number of stores in operation during the third quarter of fiscal 2005.

The Company currently expects comparable store sales to increase in the mid-single digits during the fourth quarter of fiscal 2006 as a result of the ongoing rollout of refrigerated coolers, the impact from “Treasure Hunt” merchandise sales and the operational improvements resulting from the Urban Initiative program, as well as sales of wireless phones and related air time.

Cost of Sales

Cost of sales increased approximately 9.8% in the third quarter of fiscal 2006 compared with the third quarter of fiscal 2005. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 66.4% in both the third quarter of fiscal 2006 and fiscal 2005. As a percentage of net sales, lower inventory shrinkage and improved initial mark-ups across a majority of departments offset higher transportation expense and markdown expense during the third quarter of fiscal 2006. The Company will continue to focus its efforts on lowering inventory shrinkage and improving initial mark-ups. The increase in transportation expense, as a percentage of net sales, was due to higher year-over-year fuel costs. Productivity and efficiency savings, as well as savings from an overall reduction in shipments resulting from better inventory management, offset some of the increase. The increase in markdown expense, as a percentage of net sales, resulted from additional markdowns supporting a renewed focus on inventory productivity.

During the fourth quarter of fiscal 2006, the Company expects that cost of sales, as a percentage of net sales, will increase as compared to fiscal 2005 due to the continuing effect of the shift in the merchandise mix to more lower-margin basic consumable merchandise and higher markdowns resulting from a more aggressive merchandising strategy.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 10.0% in the third quarter of fiscal 2006, compared with the third quarter of fiscal 2005. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.7% in both the third quarter of fiscal 2006 and fiscal 2005. Increased occupancy costs (approximately 0.2% of net sales) and increased compensation expense related to the expensing of stock-based compensation as required by SFAS 123R and other compensation programs (approximately 0.5% of net sales) were offset by decreases in store payroll expenses (approximately 0.3% of net sales) and insurance costs (approximately 0.2% of net sales), as well as a shift in the timing of advertising costs (approximately 0.1% of net sales). The increase in occupancy costs, as a percentage of net sales, was due primarily to higher utility costs and higher depreciation charges, especially as it relates to the urban markets. In addition to the expensing of stock-based compensation, the increase in compensation expense, as a percentage of net sales, was due to higher costs associated with bonus programs. The reduction in store payroll expenses, as a percentage of net sales, was the result of refinements in the Urban Initiative and improvements in the store payroll allocation process. The decrease in insurance costs, as a percentage of net sales, was due to a reduction in health care and workers compensation claims. The Company did not distribute any advertising circulars during the third quarter of fiscal 2006, resulting in a decrease in advertising costs, as a percentage of net sales.

During the fourth quarter of fiscal 2006, the Company expects SG&A expenses, as a percentage of net sales, to decrease as compared to fiscal 2005 due to the leveraging effect of a greater increase in comparable store sales and better expense control.

Interest Income

The increase in interest income during the third quarter of fiscal 2006, compared with the third quarter of fiscal 2005 was due to an increase in interest rates and investments.

Interest Expense

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. During the third quarter of fiscal 2006, the Company incurred $3.1 million in interest expense related to the Notes. See Note 4 to the Consolidated Condensed Financial Statements included in this Report for information on the Company’s current and long-term debt. The Company did not incur any interest expense during fiscal 2005.

Provision for Taxes on Income

The effective tax rate was 37.7% for the third quarter of fiscal 2006, compared with 36.7% for the third quarter of fiscal 2005. The increase in the effective tax rate was primarily the result of the effect of changes in state income taxes. In addition, the expiration of certain federal jobs tax credits for employees hired after December 31, 2005, negatively impacted the effective tax rate during the third quarter of fiscal 2006. For the fourth quarter of fiscal 2006, the Company expects the effective tax rate to remain at 37.7%.

Net Income and Earnings Per Share

Net income for the third quarter of fiscal 2006 was $56.9 million compared with net income of $53.8 million for the third quarter of fiscal 2005.

Diluted net income per common share was $0.37 in the third quarter of fiscal 2006, compared with $0.32 in the third quarter of fiscal 2005. The increase in diluted net income per common share is due to the increase in net income as discussed above and the accretive benefit of the Company’s share repurchase program. The Company currently expects diluted net income per common share to be between $0.19 and $0.22 for the fourth quarter of fiscal 2006.

Year-to-date Results

Net Sales

Net sales in the first three quarters of fiscal 2006 were $4.8 billion, an increase of approximately 9.6% ($421.7 million), as compared with an increase of 11.1% ($437.3 million) in the first three quarters of fiscal 2005. The increase was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 3.3% ($141.9 million), with the balance of the increases primarily relating to sales from new stores opened as part of the Company’s store growth program. The comparable store sales calculation for the first three quarters of fiscal 2006 excludes a limited number of stores that were closed for an extended period of time as a result of the hurricanes as discussed above. The solid sales performance during the first three quarters of fiscal 2006 was driven primarily by the installation of refrigerated coolers, the Urban Initiative and the “Treasure Hunt” merchandise program. Increased sales in the electronics department also positively impacted sales during the first three quarters of fiscal 2006. Sales of lower-margin basic consumable merchandise continued to be stronger than sales of higher-margin discretionary goods during the first three quarters of fiscal 2006, reflecting the difficult economic environment, including higher energy prices, faced by the Company’s low and lower-middle income customer base.

The 3.3% increase in comparable store sales during the first three quarters of fiscal 2006 includes an increase of approximately 4.7% in the sales of hardline merchandise and a decrease of approximately 1.9% in the sales of softline merchandise. In the first three quarters of fiscal 2006, the customer count, as measured by the number of register transactions in comparable stores, decreased approximately 1.4%, and the average transaction increased approximately 4.6% to $9.73. Increased sales of hardline merchandise have been the primary contributor to the overall sales increases. Hardline merchandise, as a percentage of net sales, increased to approximately 79.7% in the first three quarters of fiscal 2006 compared to approximately 78.6% in the first three quarters of fiscal 2005. Softline merchandise, as a percentage of net sales, decreased to approximately 20.3% in the first three quarters of fiscal 2006 compared to approximately 21.4% in the first three quarters of fiscal 2005. The Company distributed three advertising circulars in both the first three quarters of fiscal 2006 and the first three quarters of fiscal 2005. The circulars are designed to stimulate traffic and inform customers about the Company’s “Treasure Hunt” merchandise, seasonal values and competitive prices on core consumable merchandise.

The average number of stores in operation during the first three quarters of fiscal 2006 was 7.4% higher than the average number of stores in operation during the first three quarters of fiscal 2005. The Company had 6,073 stores in operation at the end of the first three quarters of fiscal 2006, compared with 5,681 stores in operation at the end of the first three quarters of fiscal 2005, representing an increase of approximately 6.9%.

Cost of Sales

Cost of sales increased approximately 9.4% in the first three quarters of fiscal 2006 compared with the first three quarters of fiscal 2005. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, decreased slightly to 66.6% in the first three quarters of fiscal 2006, compared with 66.8% in the first three quarters of fiscal 2005. The decrease in cost of sales, as a percentage of net sales, during the first three quarters of fiscal 2006 was due primarily to the favorable impact of lower inventory shrinkage and improved initial mark-ups. These improvements were partially offset by higher freight costs resulting from higher fuel costs. The opening of the Company’s eighth distribution center in Marianna, Florida, in the second quarter of fiscal 2005 and its continued ramp-up have positively impacted freight costs by lowering the average distance to the stores from the distribution centers. Increases in transportation productivity and efficiency, as well as a reduction in shipments resulting from better inventory management have also offset some of the cost increases. However, these savings did not fully offset the impact of higher year-over-year fuel costs. The Company expects that the opening of the ninth distribution center in Rome, New York, during the third quarter of fiscal 2006 will continue to lower the average distance to the stores from the distribution centers and will positively impact freight costs.

Selling, General and Administrative Expenses

SG&A expenses increased 11.3% in the first three quarters of fiscal 2006, compared with the first three quarters of fiscal 2005. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.0% in the first three quarters of fiscal 2006, compared with 26.6% in the first three quarters of fiscal 2005. The increase in the percentage for the first three quarters of fiscal 2006 was due primarily to increased occupancy costs (approximately 0.4% of net sales) and increased compensation expense related to the expensing of stock-based compensation as required by SFAS 123R and other compensation programs (approximately 0.3% of net sales). The increase in occupancy costs, as a percentage of net sales, was due primarily to higher utility costs and higher depreciation charges, especially as it relates to urban markets. These increases were partially offset by a reduction in store payroll expenses (approximately 0.2% of net sales). The reduction in store payroll expenses, as a percentage of net sales, was the result of refinements in the Urban Initiative and improvements in the store payroll allocation process.

Litigation Charge

During the second quarter of fiscal 2006, the Company recorded a $45.0 million (approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama. See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information. All other legal expenses during the first three quarters of both fiscal 2006 and fiscal 2005, including the Company’s defense costs related to the above-referenced case, were recorded in SG&A.

Interest Income

The increase in interest income during the first three quarters of fiscal 2006, compared with the first three quarters of fiscal 2005 was due to an increase in interest rates and investments.

Interest Expense

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through the private placement of the Notes to a group of institutional accredited investors. During the first three quarters of fiscal 2006, the Company incurred $8.2 million in interest expense related to the Notes. See Note 4 to the Consolidated Condensed Financial Statements included in this Report for information on the Company’s current and long-term debt. The Company did not incur any interest expense during fiscal 2005.

Provision for Taxes on Income

The effective tax rate was 37.2% for the first three quarters of fiscal 2006, compared with 36.5% for the first three quarters of fiscal 2005. The increase in the effective tax rate was primarily the result of the effect of changes in state income taxes. In addition, the expiration of certain federal jobs tax credits for employees hired after December 31, 2005, negatively impacted the effective tax rate for the first three quarters of fiscal 2006.

Net Income and Earnings Per Share

Net income for the first three quarters of fiscal 2006 was $162.8 million compared with net income of $188.3 million for the first three quarters of fiscal 2005. Included in the results for the first three quarters of fiscal 2006 is a litigation charge of $28.3 million, net of taxes, associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama, as described above.

Diluted net income per common share was $1.04 in the first three quarters of fiscal 2006, compared with $1.12 in the first three quarters of fiscal 2005. The decrease in diluted net income per common share is due to the decrease in net income as discussed above, partially offset by the accretive benefit of the Company’s share repurchase program.

Liquidity and Capital Resources

At the end of the third quarter of fiscal 2006, the Company had working capital of $455.1 million, compared with $460.2 million as of August 27, 2005. Changes in working capital during the first three quarters of fiscal 2006 and fiscal 2005 were primarily the result of earnings, changes in merchandise inventories, capital expenditures and repurchases of the Company’s common stock. The Company’s inventories at the end of the third quarter of fiscal 2006 were 3.8% higher than at the end of the third quarter of fiscal 2005. Inventory on a per store basis at the end of the third quarter of fiscal 2006 was approximately 3.0% lower than inventory on a per store basis at the end of the third quarter of fiscal 2005. The decrease in inventory on a per store basis is the result of the Company’s continued refinement of its replenishment system and renewed focus on inventory productivity, which includes improved planning and flow of fashion merchandise and the use of more aggressive exit strategies.

Capital expenditures for the first three quarters of fiscal 2006 were approximately $144.4 million and are currently expected to be approximately $200 million to $210 million for fiscal 2006. The majority of the planned capital expenditures for fiscal 2006 relate to the Company’s new store openings; existing store expansions, relocations and renovations; construction of distribution centers; expenditures related to store-focused technology infrastructure; and the continued implementation of a refrigerated cooler program for perishable goods in selected stores. The new store expansion and new distribution centers also require additional investment in merchandise inventories.

In the first three quarters of fiscal 2006, the Company opened 242 stores, closed 67 stores and expanded, relocated, or renovated 28 stores. The Company currently plans to open approximately 350 stores and close approximately 70 stores during fiscal 2006. In addition, the Company currently plans to expand, relocate, or renovate approximately 40 stores during fiscal 2006. The Company occupies most of its stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

During the first three quarters of fiscal 2005, the Company purchased in the open market 2.9 million shares of its common stock at a cost of $80.6 million. During the first three quarters of fiscal 2006, the Company purchased 13.9 million shares of its common stock at a cost of $334.2 million, as described below.

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through the private placement of the Notes to a group of institutional accredited investors. On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares, or approximately 6%, of the Company’s outstanding common stock for an initial purchase price of $19.97 per share. The transaction was financed with the proceeds of the Notes. As part of the overnight share repurchase transaction, the Company simultaneously entered into a forward contract with the bank that matured on March 6, 2006. In connection with the forward contract, the bank purchased shares of the Company’s common stock in the open market in order to fulfill its obligation related to shares it borrowed from third parties and sold to the Company. At the end of the purchase period, the Company could have received from or paid to the bank a price adjustment based on the volume weighted average purchase price of the Company’s common stock during the purchase period compared to the initial purchase price. Such price adjustment could be either in cash or common stock at the discretion of the Company. On March 9, 2006, the Company paid $32.7 million in cash to the bank to settle the forward contract. See Note 4 and Note 5 to the Consolidated Condensed Financial Statements included in this Report for more information.

Upon completion of the overnight share repurchase transaction and related forward contract, the Company continued to purchase shares of its common stock pursuant to Rule 10b5-1 of the Exchange Act. During the third quarter of fiscal 2006, the Company purchased 3.9 million shares of its common stock at a cost of $100.0 million. As of May 27, 2006, the Company had outstanding authorizations to purchase a total of approximately 2.6 million shares remaining under an authorization approved by the Board of Directors on April 13, 2005.

The Company has unsecured revolving credit facilities with banks for short-term borrowings of up to $200 million. On May 19, 2006, the Company extended the terms of these facilities for an additional year. On May 24, 2007, $100 million of the facilities will expire, and the remaining $100 million will expire on May 31, 2011. The Company had no outstanding borrowings against these facilities during the first three quarters of fiscal 2006 or during fiscal 2005. Cash flow from current operations and available revolving credit facilities, as discussed above, are expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs, scheduled interest payments, and any further repurchases of the Company’s common stock.

The following table shows the Company’s obligations and commitments as of the end of the third quarter of 2006 to make future payments under contractual obligations:

(in thousands)	Payments Due During One Year Fiscal Period Ending
Contractual Obligations	Total	May 2007	May 2008	May 2009	May 2010	May 2011	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$—	$250,000
Interest	$116,459	13,387	13,387	13,387	13,387	13,387	49,524
Merchandise letters of credit	$131,761	131,761	—	—	—	—	—
Operating leases	$1,165,673	264,295	232,915	196,004	153,488	108,481	210,490
Construction obligations	$12,047	12,047	—	—	—	—	—
Total	$1,675,940	$421,490	$246,302	$209,391	$166,875	$121,868	$510,014

At the end of the third quarter of fiscal 2006, approximately $17.7 million of the merchandise letters of credit were included in accounts payable on the Company’s Consolidated Condensed Balance Sheet. Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of the end of the third quarter of fiscal 2006:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$116,556
Surety bonds	44,929
Total Commercial Commitments	$161,485

A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier. The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion. Included in the outstanding amount of surety bonds is a $41.6 million bond obtained by the Company during the third quarter of fiscal 2006 in connection with an adverse litigation judgment, as discussed in Note 8 to the Consolidated Condensed Financial Statements included in this Report.

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

Insurance Liabilities:

The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs. These costs are significant primarily due to the large number of the Company’s retail locations and employees. Because the nature of these claims is such that there can be a significant lag from the incurrence of the claim (which is when the expense is accrued) until payment is made, the percentage increase in the accrual can differ from the percentage increase in the expense. The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. Management reviews current and historical claims data in developing its estimates. The Company also uses information provided by outside actuaries with respect to workers’ compensation and general liability claims. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to its reported financial condition and results of operations.

Contingent Income Tax Liabilities:

The Company is subject to routine income tax audits that occur periodically in the normal course of business. The Company’s contingent income tax liabilities are estimated based on an assessment of the probability of the income tax related exposures and settlements, and are influenced by the Company’s historical audit experiences with various state and federal taxing authorities as well as current income tax trends. If circumstances change, the Company may be required to record adjustments that could be material to its reported financial condition and results of operations.

Contingent Legal Liabilities:

The Company is involved in numerous legal proceedings and claims. The Company’s reserves, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. The Company reviews outstanding claims and proceedings with external counsel to assess probability and estimates of loss. The claims and proceedings are re-evaluated each quarter or as new and significant information becomes available, and the reserves are adjusted or established, if necessary. If circumstances change, the Company may be required to record adjustments that could be material to its reported financial condition and results of operations.

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

Stock-based Compensation Expense:

The Company adopted SFAS 123R during the first quarter of fiscal 2006. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. The determination of the fair value of the Company’s stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The Company also grants performance share rights and adjusts compensation expense each quarter based on the ultimate number of shares expected to be issued. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the amount recorded in the current period.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by the Company or its representatives, which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address the Company’s plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures, statements of plans and objectives for future operations, growth or initiatives, statements of future economic performance, or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed below, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies.”  The Company does not intend to update any of the forward looking statements set forth herein, except as may be required by law.

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

Unusual weather or natural disasters that may impact sales and or operations

Extreme changes in weather patterns or other natural disasters influence customer trends and purchases. Likewise, weather patterns and natural disasters may negatively impact sales, properties and/or operations of the Company.

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

Changes in interpretations or applications of accounting principles

Unanticipated changes in the interpretation or application of accounting principles to the Company’s financial statements could result in material charges and/or restatements of the Company’s financial statements, which may further result in litigation and/or regulatory actions which could have a material adverse effect on the Company.

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

Adverse impacts associated with legal proceedings and claims

The Company is a party to a variety of legal proceedings and claims, including those described elsewhere in this Report. Operating results for the Company could be adversely impacted if such legal proceedings and claims result in the Company’s obligation to make either material damage or settlement payments, which are not insured or which have not been reserved against, or changes to the operation of the business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company maintains unsecured revolving credit facilities at variable interest rates to meet the short-term needs of its expansion program and seasonal inventory increases. The Company had no outstanding borrowings against these facilities during the first three quarters of fiscal 2006. The Company’s long-term debt associated with the Notes bears interest at fixed rates.

Item 4. Controls and Procedures

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the Company. However, there has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information in Note 8 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended May 27, 2006, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March (02/26/06 - 04/01/06)	—	—	—	6,357,289	(2)

April (04/02/06 - 04/29/06)	1,954,415	$25.58	1,954,415	4,515,631	(2)

May (4/30/06 - 5/27/06)	1,900,800	$26.30	1,900,800	2,571,254

Total	3,855,215	$25.94	3,855,215	2,571,254

(1)          On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to five million shares of its outstanding common stock from time to time as market conditions warrant. On August 19, 2005, the Company announced that the Board of Directors authorized the purchase of an additional $300 million of the Company’s common stock from time to time as market conditions warrant. There is no expiration date governing the period during which the Company can make share repurchases pursuant to the above referenced authorizations. The Company fully utilized the $300 million authorization during the third quarter of fiscal 2006 in connection with the overnight share repurchase transaction and other share repurchases. See Note 4 and Note 5 to the Consolidated Condensed Financial Statements included in this Report for more information.

(2)          Includes amounts converted to shares using the Company’s closing stock price as of the end of the fiscal month.

Item 6. Exhibits

(a)   Exhibits incorporated by reference:

10.1                                       Fifth Amendment to Amended and Restated Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., dated as of May 19, 2006 (filed as Exhibit 10(a) to the Company’s Current Report on Form 8-K filed May 24, 2006)

10.2                                       Fifth Amendment to Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, National Association, dated as of May 19, 2006 (filed as Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 24, 2006)

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: June 29, 2006	/s/ R. James Kelly
R. JAMES KELLY
Vice Chairman-Chief Financial Officer

Date: June 29, 2006	/s/ C. Martin Sowers
C. MARTIN SOWERS
Senior Vice President-Finance