Form 10-K
period 2006-08-26
FAMILY DOLLAR STORES INC
filed 2007-03-28
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 26, 2006

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
(Mailing address)

Registrant’s telephone number, including area code: (704) 847-6961

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing price on March 3, 2007, was approximately $4.0 billion.

The number of shares of the registrant’s Common Stock outstanding as of March 3, 2007, was 150,807,820.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GENERAL INFORMATION

Information is provided herein with respect to the Company’s operations related to the Company’s fiscal years ended on August 26, 2006 (“fiscal 2006”); on August 27, 2005 (“fiscal 2005”); on August 28, 2004 (“fiscal 2004”); on August 30, 2003 (“fiscal 2003”); on August 31, 2002 (“fiscal 2002”); and the fiscal year ending on September 1, 2007 (“fiscal 2007”).  The discussion and analysis in this Annual Report on Form 10-K (this “Report”) should be read in conjunction with, and is qualified by, the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Report.

Explanatory Note

The Company was named as a nominal defendant in certain litigation filed in September 2006, alleging that the Company “backdated” certain stock option grants.  In connection with that lawsuit, the Board of Directors appointed a Special Committee to conduct an independent investigation of the Company’s stock option granting practices, evaluate the lawsuit and take such actions with respect to the lawsuit and related matters as the Committee deemed appropriate.  Following the completion of the Special Committee’s investigation and the Company’s receipt of their factual findings, the Company determined that it did not properly account for certain stock options issued during fiscal 1995 to fiscal 2006 and therefore incurred a cumulative charge in the fourth quarter of fiscal 2006 of $10.5 million.  As the impact of the resulting accounting adjustments attributable to any prior reporting periods was not material to any of such periods and as the cumulative impact of the adjustments was not material to the current year, the Company did not restate previously issued financial statements.  However, as a result of such investigation, the Company was unable to complete and timely file its fiscal 2006 Annual Report on Form 10-K.  See Note 10 to the Consolidated Financial Statements included in this Report for more information regarding the findings of the Special Committee.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by the Company or its representatives, which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation.  These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions.  Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements.  Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed in Part I, Item 1A below, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part II, Item 7 below, or in other filings or statements made by the Company.  All of the forward-looking statements made by the Company in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  The Company does not intend to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I

ITEM 1.                  BUSINESS

General

Family Dollar Stores, Inc., (together with its wholly-owned subsidiaries and entities referred to herein as the “Company”) operates a chain of more than 6,200 general merchandise retail discount stores in 44 states, providing primarily low to lower-middle income consumers with a wide range of competitively priced basic merchandise in convenient neighborhood stores.  The goods offered by the Company generally have price points that range from under one dollar to ten dollars and include apparel, food, cleaning and paper products, home décor, beauty and health aids, toys, pet products, automotive products, domestics, seasonal goods and electronics.

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

Overview of Business Operations

The Company owns or leases and operates all of its retail discount stores located in 44 states of the United States.  The Company’s stores are operated on a self-service basis, and low overhead permits the sale of merchandise at a relatively moderate markup.  As discussed below, the Company’s merchandise consists of a variety of general merchandise.  The Company’s stores are located in urban, suburban, small town and rural markets.  See Item 2 — “Properties” herein.  The Company’s relatively small store size allows the Company to select store locations that provide neighborhood convenience to its customers in each of these areas.  The Company generally prices merchandise uniformly in all of its stores, but some merchandise may carry higher prices in stores in less competitive markets where operating costs are higher.  Most items are priced under ten dollars.

The Company’s “everyday low price” strategy relies on offering consistently low prices on its products and utilizing limited advertising and promotional activity.  The Company traditionally advertises through circulars available in stores or, occasionally, circulars that are inserted in newspapers or mailed directly to consumers’ residences.  In fiscal 2006, the Company distributed circulars in November and December 2005; and, in February and August 2006.  The Company continues to utilize circulars that are passed out in stores monthly, and limited advertising is used to support the opening of new stores.

The Company accepts cash, checks and PIN-based debit cards but does not currently accept credit cards.  As part of the Company’s multi-year “store of the future” initiative, the Company is installing new point-of-sale systems that will allow it to accept a broader range of tender types, including food stamps.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) elsewhere in this Report, the Company focused on four primary initiatives during fiscal 2006: (i) the installation of refrigerated coolers in selected stores; (ii) the “Treasure Hunt” merchandise program; (iii) new store openings; and (iv) the Urban Initiative.

No single store accounted for more than one-quarter of one percent of sales during fiscal 2006.  The Company’s stores are open at least six days a week, with most open on Sundays.

Merchandise

The Company’s stores offer a variety of general merchandise.  The following table summarizes the percentage of net sales attributable to each product category over the last three fiscal years:

Product Category	2006	2005	2004
Consumables	57.9%	57.9%	56.7%
Home products	15.2%	15.5%	16.2%
Apparel and accessories	14.4%	15.1%	15.9%
Seasonal and electronics	12.5%	11.5%	11.2%

The consumables category includes household chemical and paper products, candy, snacks and other food, health and beauty aids, hardware and automotive supplies, and pet food and supplies.  The home products category includes domestic items such as blankets, sheets and towels as well as housewares and giftware.  The apparel and accessories category includes men’s, women’s, boys’, girls’ and infants’ clothing and shoes.  The seasonal and electronics category includes toys, stationery and school supplies, seasonal goods and electronics, including pre-paid cellular phones and services.

During fiscal 2006, nationally advertised brand name merchandise accounted for approximately 37% of sales.  Family Dollar private label merchandise accounted for approximately 4% of sales, and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales.  During fiscal 2006, irregular merchandise accounted for less than one-half of 1% of sales, and closeout merchandise accounted for approximately 2% of sales.

During fiscal 2006, the Company continued to supplement its basic assortment of merchandise with the purchase of certain “Treasure Hunt” items designed to create more excitement in stores and attract customers throughout the year, with particular emphasis on the holiday seasons.  In fiscal 2007, the Company expects to continue to develop this merchandising strategy.

During fiscal 2006, the Company expanded its food assortment to include perishable foods by installing refrigerated coolers in approximately 2,800 stores.  In fiscal 2007, the Company plans to install coolers in approximately 1,200 additional stores.

The Company purchases merchandise from approximately 1,400 suppliers and generally has not experienced difficulty in obtaining adequate quantities of merchandise.  Approximately 60% of the merchandise is manufactured in the U.S., and substantially all such merchandise is purchased directly from the manufacturer.  Purchases of imported merchandise are made directly from the manufacturer or from importers, and the Company’s vendor arrangements provide for payment for such merchandise in U.S. Dollars.  No single supplier accounted for more than 9% of the merchandise sold by the Company in fiscal 2006.

The Company maintains a substantial variety and depth of merchandise inventory in stock in its stores (and in its distribution centers for weekly store replenishment) to attract customers and meet their shopping needs.  Vendors’ trade payment terms are negotiated to help finance the cost of carrying this inventory.  The Company must balance the value of maintaining high inventory levels to meet customer demand with the potential cost of having inventories at levels that exceed such demand and that may need to be marked down in price in order to sell.

Distribution and Logistics

During fiscal 2006, approximately 6.5% of the merchandise purchased by the Company was shipped directly to stores by the manufacturer or importer.  The balance of the merchandise was received at one of the Company’s nine distribution centers listed below.  Merchandise is delivered to stores from the Company’s distribution centers by Company-owned trucks and by common and contract carriers.  During fiscal 2006, approximately 86% of the merchandise delivered to stores was by common or contract carriers.  At the end of fiscal 2006, the average distance between the distribution centers and the stores served by each facility was as follows:

Distribution Center	Number of Stores Served	Average Distance (Miles)
Matthews, NC	708	159
West Memphis, AR	679	264
Front Royal, VA	756	200
Duncan, OK	779	314
Morehead, KY	701	201
Maquoketa, IA	781	294
Odessa, TX	662	566
Marianna, FL	628	267
Rome, NY	479	222
Total	6,173	277

Technology

The Company utilizes a variety of technological systems to manage its business including inventory management tools, supply chain systems and financial and human resource applications.

The Company maintains by-item inventories for all stores and employs a demand forecasting system for replenishment of its distribution centers.  The Company also utilizes software applications for automatic store replenishment of basic merchandise and for forecasting-based allocation of non-basic merchandise.  These systems give the Company tools designed to facilitate optimum merchandise in-stock positions in stores, reduce markdowns and improve inventory turnover.

To minimize transportation costs and maximize efficiency, the Company relies on a transportation system designed to maximize trailer loads and secure low rates from its trucking partners.  In addition, the Company utilizes voice-recognition software, radio-frequency technology and high-speed sortation systems to maximize the productivity of its distribution centers.

The Company also utilizes a hiring system designed to provide consistent pre-employment assessments and interviews for prospective employees in approximately 1,200 stores.  The Company also has begun a multi-year effort to upgrade point-of-sale technology to provide better customer service and to improve the communications infrastructure in stores to facilitate more efficient communication and provide more interactive training for store employees.

Competition

The industry in which the Company is engaged is highly competitive.  The principal competitive factors include store locations, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service.  The Company competes for sales and store locations in varying degrees with international, national, regional and local retailing establishments, including discount stores, department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores.  Many of the nation’s other large retailers have stores in areas in which the Company operates.  The relatively small size of the Company’s stores permits it to open new stores in rural areas, small towns and in large urban markets, in locations convenient to the Company’s low and lower-middle income customer base.

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

Employees

As of August 26, 2006, the Company had approximately 24,000 full-time employees and approximately 20,000 part-time employees.  None of the Company’s employees are covered by collective bargaining agreements.  The Company considers its employee relations generally to be good.

Available Information

The mailing address of the Company’s executive offices is P.O. Box 1017, Charlotte, North Carolina 28201-1017, and the telephone number at that location is (704) 847-6961.  The Company’s internet website address is www.familydollar.com.  Through a link on the Investors section of the website, the Company makes available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”):  Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  These reports and amendments also are available at the website of the SEC at www.sec.gov.  All such filings are available free of charge.

NYSE Certification

In accordance with New York Stock Exchange (the “NYSE”) rules, on February 1, 2006, the Company filed the annual certification by the Chief Executive Officer that, as of the date of the certification, the Company was in compliance with the NYSE listing standards.  For the fiscal year ended August 26, 2006, each of the Company’s Chief Executive Officer and Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which certifications are filed as exhibits to this Report.

ITEM 1A.       RISK FACTORS

The risks described below could materially and adversely affect the Company’s business, financial condition and results of operations.  The Company may also be adversely affected by risks not currently known to management, or that management does not currently consider to be material.

Competitive factors in the retail industry could limit the Company’s growth opportunities and reduce profitability.

The Company is in a highly competitive sector of the discount retail merchandise sector with numerous competitors, some of whom may have greater resources than the Company.  The Company competes for customers, merchandise, real estate locations and employees.  This competitive environment subjects the Company to various risks, including the ability to continue its store and sales growth and provide attractive merchandise to its customers at competitive prices that allow the Company to maintain its profitability.  See Item 1 — “Competition” for further discussion of the Company’s competitive position.

Pricing pressures, including inflation and energy prices, could affect the Company’s profitability.

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

Changes in consumer demand and product mix and changes in overall economic conditions could adversely affect the Company’s results of operations.

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

The impact of acts of war or terrorism and transportation and distribution delays or interruptions could adversely affect the Company’s results of operations.

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

Unusual weather, natural disasters or pandemic outbreaks could adversely affect the Company’s net sales and operations.

Extreme changes in weather patterns or other natural disasters as well as pandemic outbreaks influence customer trends and purchases and may negatively impact net sales, properties and/or operations of the Company.  Such events could result in physical damage to one or more of the Company’s properties; the temporary closure of one or more stores or distribution centers; the temporary lack of an adequate work force in a market; the temporary or long-term disruption in the transport of goods from overseas; delay in the delivery of goods to the Company’s distribution centers or stores; or the temporary reduction in the availability of products in the Company’s stores.  These factors could adversely affect the Company’s operations.

Merchandise supply and pricing and the interruption of and dependence on imports could negatively impact the Company’s business.

The Company has generally been able to obtain sufficient quantities of attractive merchandise at prices that allow the Company to profitably sell such merchandise.  Any disruption in that supply and/or the pricing of such merchandise could negatively impact the Company’s operations and results of operations.  A significant amount of the goods sold by the Company are imported, and changes to the flow of these goods for any reason could have an adverse impact on the Company.  Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, labor problems experienced by the Company’s suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transport availability and cost, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond the Company’s control.  These and other factors affecting the Company’s suppliers and the Company’s access to products could adversely affect the Company’s financial performance.

The Company’s results of operations are dependent upon the success of its merchandising and marketing programs.

The Company undertakes new programs and refines existing programs to increase net sales and its customer base.  The Company may be adversely impacted if merchandise and marketing programs fail to attract customers into its stores or if the merchandising programs implemented by the Company are not attractive to its customers.

Operational difficulties could disrupt the Company’s business.

The Company’s stores are decentralized and are managed through a network of geographically dispersed management personnel.  Inability of the Company to effectively and efficiently operate its stores, including the ability to control losses resulting from inventory shrinkage, may negatively impact the Company’s sales and/or profitability.  In addition, the Company relies upon its distribution and logistics network to provide goods to stores in a timely and cost-effective manner.  Any disruption, unanticipated expense or operational failure related to this process could negatively impact store operations.  Finally, the Company’s operations are facilitated by the use of various technologies, the disruption or failure of which could negatively impact the Company’s operations.

Delays associated with the building and opening of distribution facilities and stores, and the costs of operating distribution facilities and stores could adversely impact the Company’s business.

The Company maintains a network of distribution facilities in its geographic territory and constructs new facilities to support its growth.  In addition, the Company expands its network of stores through opening new stores and remodeling existing stores each year.  Delays in opening distribution facilities or stores could adversely affect the Company’s future operations by slowing growth, which may in turn reduce revenue growth.  Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utility and other operating costs, could have an adverse impact on the Company.  Adverse changes in inventory shrinkage at the store-level or in distribution facilities could have a negative impact on the Company.

Changes in state or federal legislation or regulations, including the effects of legislation and regulations on wage levels and entitlement programs and changes in currency exchange rates, trade restrictions, tariffs, quotas and freight rates could increase the Company’s cost of doing business.

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

The Company’s growth is dependent upon the success of its new store opening program.

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

Higher costs and/or failure to achieve targeted results associated with the implementation of new programs, systems and technology could adversely affect the Company’s results of operations.

The Company is undertaking a variety of operating initiatives and infrastructure initiatives related to merchandising and supply chain systems, store technology, cooler installations and related food programs, Urban Initiative programs, and real estate expansion goals.  The failure to properly execute any of these initiatives could have an adverse impact on the future operating results of the Company.

Adverse impacts associated with legal proceedings and claims could negatively affect the Company’s business.

The Company is a party to a variety of legal proceedings and claims, including those described in Item 3 — “Legal Proceedings” and elsewhere in this Report.  Operating results for the Company could be adversely impacted if such legal proceedings and claims result in the Company’s obligation to make either material damage or settlement payments which are not insured or which have not been reserved against, or changes to the operation of the business.

The Company’s ability to attract and retain employees, and changes in health care and other insurance costs could affect the Company’s business.

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

Changes in interpretations or applications of accounting principles and/or developments in legal or regulatory guidance, could adversely affect the Company’s financial performance.

Unanticipated changes in the interpretation or application of accounting principles to the Company’s financial statements could result in material charges and/or restatements of the Company’s financial statements, which may further result in litigation and/or regulatory actions which could have a material adverse effect on the Company’s financial condition and results of operations.  Changes and developments in legal or regulatory guidance, particularly with regard to stock option matters, may negatively impact the Company’s position in related litigation matters.

The Company’s business is slightly seasonal and adverse events during the holiday season could negatively impact the Company’s results of operations.

The Company’s business is slightly seasonal, with the highest percentage of sales occurring during the second fiscal quarter (December, January, February).  The Company purchases significant amounts of seasonal inventory in anticipation of the holiday season.  Adverse events resulting in lower than planned sales during the holiday season could lead to unanticipated markdowns, negatively impacting the Company’s financial condition and results of operations.

The Company’s failure to comply with its debt covenants could adversely affect the Company’s capital resources, financial condition and liquidity.

The Company’s debt agreements contain certain restrictive covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charges coverage ratio, and a priority debt ratio.  If the Company fails to comply with such covenants as a result of one or more of the factors listed in this section, the Company may be forced to settle its outstanding debt obligations, negatively impacting cash flows.  The Company’s ability to obtain future financing may also be negatively impacted.

Litigation relating to stock option matters is pending, the scope and outcome of which could adversely affect the price of the Company’s securities.

As described elsewhere in this Report, the Company is a nominal defendant in certain shareholder derivative actions alleging that certain of the Company’s stock option grants were “backdated” along with related claims.  Results of these legal proceedings cannot be predicted with certainty, and unfavorable results could adversely affect the price of the Company’s securities.  In addition, this litigation may become disruptive to the Company’s normal business operations.  See Item 3 — “Legal Proceedings” and Notes 8 and 10 to the Consolidated Financial Statements included in this Report for more information.

The determinations of the Special Committee of the Company’s Board of Directors regarding the Company’s stock option granting practices could have an adverse effect on the Company.

The Company’s Board of Directors created a Special Committee to conduct a comprehensive review of grants of stock options in response to certain shareholder derivative actions.  Based on the findings of the Special Committee, the Company determined that incorrect measurement dates were used for accounting purposes with respect to certain stock option grants  and the Company recorded a charge in the fourth quarter of fiscal 2006 to record additional non-cash stock-based compensation expense and related amounts.  As a result of these events, the Company has become subject to the following risks which could have an adverse effect on its business, financial condition and results of operations: (i) many members of the Company’s senior management team and Board of Directors have been and could be required to devote in the future a significant amount of time and resources on matters relating to remedial efforts and related litigation; (ii) the Company is subject to an informal inquiry by the SEC which could require management time and attention and cause the Company to incur additional accounting and legal expenses and which could require the Company to pay a fine or other penalties; (iii) the Company is subject to the risk of additional litigation and regulatory proceedings or actions; and (iv) the Company may incur substantial expenses related to the foregoing.  In addition, while the Company believes it has made appropriate judgments in determining the correct measurement dates for its stock option grants, the SEC may disagree with the manner in which the Company has accounted for and reported, or not reported, the financial impact of the findings of the Special Committee.  See Note 10 to the Consolidated Financial Statements included in this Report for more information.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The Company operates a chain of self-service retail discount stores.  As of September 30, 2006, there were 6,208 stores in 44 states and the District of Columbia as follows:

Texas	780	Missouri	94
Ohio	389	Massachusetts	92
Florida	330	Maryland	90
North Carolina	327	New Mexico	87
Michigan	324	New Jersey	73
Georgia	296	Minnesota	62
New York	271	Utah	58
Pennsylvania	241	Connecticut	51
Illinois	222	Maine	43
Louisiana	218	Iowa	35
Virginia	205	Kansas	33
Tennessee	198	Idaho	28
Kentucky	185	Nebraska	26
South Carolina	183	Nevada	22
Indiana	177	Delaware	21
Alabama	144	New Hampshire	20
Wisconsin	139	Rhode Island	20
Arizona	125	Wyoming	19
Oklahoma	123	South Dakota	16
West Virginia	113	Vermont	11
Mississippi	108	North Dakota	7
Colorado	99	District of Columbia	5
Arkansas	98

The number of stores operated by the Company at the end of each of its last five fiscal years is as follows: 6,173 stores for fiscal 2006; 5,898 stores for fiscal 2005; 5,466 stores for fiscal 2004; 5,027 stores for fiscal 2003; and 4,616 stores for fiscal 2002.

During fiscal 2006, 350 stores were opened, 75 stores were closed, 18 stores were relocated within the same shopping center or market area, 6 stores were expanded in size, and 12 stores were renovated.  From August 26, 2006, through September 30, 2006, the Company opened 38 new stores, closed 3 stores, and expanded 1 store.

As of September 30, 2006, the Company had, in the aggregate, approximately 52.4 million square feet of total store space (including receiving rooms and other non-selling areas) and approximately 43.5 million square feet of selling space.  The typical store has approximately 7,500 to 9,500 square feet of total area.

The Company’s stores are located in large urban, suburban and rural areas, and they are typically freestanding or located in shopping centers.  At the end of fiscal 2006, approximately 20% of the Company’s stores were located in large urban markets (markets with populations above 200,000), and approximately 26% of the Company’s stores were located in small urban markets (markets with populations greater than 75,000 but less than 200,000) or suburban areas.  During fiscal 2006, approximately 30% of new store locations were opened in large urban markets and 20% of new locations were opened in small urban or suburban markets.

All of the Company’s stores are leased except for 489 stores which are owned by the Company.  Most leases have an initial term of five years and provide for fixed rentals.  Most of the leases require additional payments based upon a percentage of sales, property taxes, insurance premiums or common area maintenance charges.

Of the Company’s 5,719 leased stores at September 30, 2006, all but 421 leases grant the Company options to renew for additional terms, in most cases for a number of successive five-year periods.  The following table sets forth certain data, as of September 30, 2006, concerning the expiration dates of all leases with renewal options:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2007	336	0
2008-2010	2,493	6
2011-2013	1,733	163
2014-2016	701	455
2017 and thereafter	35	4,674

Of the 489 Company-owned stores, 127 are located in Texas, with no more than 32 located in any other state.  In these owned stores, there are approximately 4.1 million total square feet of space.

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

The Company also owns eight additional full-service distribution centers described in the table below:

Facility Size
Distribution Center	Land	Building	Date Operational
West Memphis, AR	75 acres	550,000 sq. ft.	April 1994
		300,000 sq. ft. addition	August 1996
Front Royal, VA	108 acres	907,000 sq. ft.	January 1998
Duncan, OK	85 acres	907,000 sq. ft.	July 1999
Morehead, KY	94 acres	907,000 sq. ft.	June 2000
Maquoketa, IA	74 acres	907,000 sq. ft.	March 2002
Odessa, TX	89 acres	907,000 sq. ft.	July 2003
Marianna, FL	76 acres	907,000 sq. ft.	January 2005
Rome, NY	87 acres	907,000 sq. ft.	April 2006

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

A jury trial in this case was held in June 2005, in Tuscaloosa, Alabama, and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter.  The case was subsequently retried beginning on February 21, 2006, to a jury in Tuscaloosa, Alabama, which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay rather than as salaried exempt managers and awarded damages. Subsequently, the Court ruled the Company did not act in good faith in classifying the plaintiffs as exempt, and after making adjustments to the damages award based upon the filing of personal bankruptcy by certain plaintiffs, the Court entered a judgment for approximately $33.3 million.  The Company and the plaintiffs have filed post-trial motions, which have suspended the entry of a final judgment.  The Company posted a bond to stay execution on any judgment which may be finally entered.  In addition, the Court ruled that it will consider the plaintiffs’ motion for an award of attorneys’ fees and expenses at the conclusion of the Company’s appeal.  The Company plans to appeal if the Court denies the pending post-trial motions and enters a final judgment.

The Company recognized $45.0 million as a litigation charge in the second quarter of fiscal 2006 with respect to this litigation.  During the appellate process, the Company will not be required to pay the amount of the judgment.  Accordingly, this charge will not have any impact on cash flow while the Company pursues its appellate rights with respect to this judgment.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated and that the Company has meritorious positions on appeal that should enable it ultimately to prevail.  However, the outcome of any litigation is inherently uncertain.  Resolution of this matter could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

On August 24, 2006, a shareholder derivative complaint was filed in the Superior Court of North Carolina, Mecklenburg County, by Rebecca Mitchell against the Company as a nominal defendant and certain of its current and former officers and directors as individual defendants.  The complaint asserted claims under state law in connection with allegations that certain of the Company’s stock option grants were “backdated.”  This complaint was subsequently consolidated with a second, nearly identical complaint filed by Jeffrey Alasina and transferred to the North Carolina Business Court.  On January 4, 2007, the plaintiffs filed a consolidated amended complaint in the case, which is now captioned In re Family Dollar Stores, Inc. Derivative Litigation, Master File No. 06-CVS-16796 in the General Court of Justice, Superior Court Division, Mecklenburg County.  The consolidated amended complaint names the Company as a nominal defendant and Howard R. Levine, R. James Kelly, R. David Alexander, Jr., George R. Mahoney, Jr., John J. Scanlon, C. Martin Sowers, Charles S. Gibson, Jr., Gilbert A. LaFare, Samuel N. McPherson, Mark R. Bernstein, James G. Martin, and Sharon A. Decker as individual defendants.  The consolidated amended complaint contains claims for an accounting, breach of fiduciary duty, restitution/unjust enrichment, and recission in connection with the Company’s alleged backdating.  The consolidated amended complaint seeks unspecified damages, disgorgement, equitable relief, and costs, including attorneys’ fees.

On December 15, 2006, a shareholder derivative complaint was filed in the United States District Court for the Western District of North Carolina, Case No. 3:06CV510-W, by Dorothy M. Lee against the Company as a nominal defendant and certain of its current and former officers and directors, Howard R. Levine, Leon Levine, R. James Kelly, R. David Alexander, Jr., Charles S. Gibson, Jr., C. Martin Sowers, George R. Mahoney, Jr., Mark R. Bernstein, Sharon Allred Decker, Edward C. Dolby, Glenn A. Eisenberg, James G. Martin, and Dale C. Pond, as individual defendants.  The complaint asserted claims under state and federal law in connection with allegations that certain of the Company’s stock option grants were “backdated.”  On December 20, 2006, a second, nearly identical complaint was filed by Stanford H. Arden in the United States District Court for the Western District of North Carolina, Case No. 3:06CV523-C.  The complaints each contain claims for violations of section 14(a) of the Exchange Act, an accounting, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, recission, and breach of fiduciary duty for insider selling and misappropriation of information in connection with the Company’s alleged backdating of stock option grants.  The complaints each seek unspecified money damages, an accounting, corporate governance and internal control reforms, imposition of a constructive trust over the defendants’ stock options, punitive damages, and costs, including attorneys’ fees. On March 23, 2007, the Court advised that these two federal actions were to be consolidated under the caption In re Family Dollar Stores, Inc. Derivative Litigation, Case No. 3:06CV510-W.

As previously disclosed, the Company has formed a Special Committee to investigate the Company’s stock option granting practices and make determinations regarding appropriate remedial measures and what actions the Company should take with respect to the pending shareholder derivative litigation.  In addition, as previously announced, the Company voluntarily advised the SEC of such litigation and the Special Committee’s review.  The Company is cooperating with the SEC’s informal inquiry regarding the Company’s stock option granting practices. See Note 10 to the Consolidated Financial Statements included in this Report for more information.

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws, some of which are or may be pled as class or collective actions, and litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or, pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” has established reserves as set forth in the Company’s financial statements.  While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol FDO.  At March 3, 2007, there were approximately 2,680 holders of record of the Company’s common stock.  The accompanying tables give the high and low sales prices of the common stock and the dividends declared per share for each quarter of fiscal 2006 and 2005.  The Company expects that dividends will continue to be declared quarterly for the foreseeable future.

Market Prices and Dividends

2006	High	Low	Dividend
First Quarter	$24.50	$19.40	$.09 1/2
Second Quarter	26.07	21.85	.10 1/2
Third Quarter	27.94	24.37	.10 1/2
Fourth Quarter	26.25	21.57	.10 1/2

2005	High	Low	Dividend
First Quarter	$32.30	$25.54	$.08 1/2
Second Quarter	35.25	28.25	.09 1/2
Third Quarter	33.64	23.68	.09 1/2
Fourth Quarter	27.15	20.10	.09 1/2

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended August 26, 2006, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
June (5/28/06-7/1/06)	—	—	—	2,571,254
July (7/2/06-7/29/06)	1,500,000	$22.09	1,500,000	1,071,254
August (7/30/06-8/26/06)	—	—	—	6,071,254
Total	1,500,000	$22.09	1,500,000	6,071,254

(1)  On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to five million shares of its outstanding common stock from time to time as market conditions warrant.  As of August 26, 2006, the Company had 1.1 million shares remaining under this authorization.  On August 19, 2005, the Company announced that the Board of Directors authorized the purchase of an additional $300 million of the Company’s common stock from time to time as market conditions warrant.  The Company fully utilized the $300 million authorization during the third quarter of fiscal 2006 in connection with the overnight share repurchase transaction and other share repurchases.  See Note 11 to the Consolidated Financial Statements included in this Report for more information.  On August 18, 2006, the Company announced that the Board of Directors authorized the purchase of up to five million shares of its outstanding common stock from time to time as market conditions warrant.  As of August 26, 2006, the Company had not purchased any shares under this authorization.  There is no expiration date governing the period during which the Company can make share repurchases pursuant to the above referenced authorizations.

Stock Performance Graph

The following graph sets forth the yearly percentage change in the cumulative total shareholder return on the Company’s common stock during the five fiscal years ended August 26, 2006, compared with the cumulative total returns of the S&P 500 Index and the S&P General Merchandise Stores Index.  The comparison assumes that $100 was invested in the Company’s common stock on August 25, 2001, and, in each of the foregoing indices on August 31, 2001, and that dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among Family Dollar Stores, Inc., the S&P 500 Index and the S&P General Merchandise Stores Index

ITEM 6.          SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended
(in thousands, except per share	August 26,	August 27,		August 28,		August 30,		August 31,
amounts and store data)	2006(1)	2005		2004		2003		2002
Net sales	$6,394,772	$5,824,808		$5,281,888		$4,750,171		$4,162,652
Cost of sales and operating expenses	$6,077,467	$5,485,998	(2)	$4,878,526	(2)	$4,370,278	(2)	$3,829,798	(2)
Income before income taxes	$311,144	$342,795		$406,662		$383,144		$335,070
Income taxes	$116,033	$125,286		$148,758		$139,835		$122,288
Net income	$195,111	$217,509		$257,904		$243,309		$212,782

Diluted net income per common share	$1.26	$1.30		$1.50		$1.40		$1.22
Dividends declared	$62,757	$61,538		$56,077		$49,890		$44,106
Dividends declared per common share	$0.41	$0.37		$0.33		$0.29		$.25 1/2

Total assets	$2,523,029	$2,409,501		$2,224,361		$2,065,392		$1,818,541
Working capital	$432,737	$460,157		$489,727		$541,913		$507,945
Long-term debt	$250,000	$—		$—		$—		$—
Shareholders’ equity	$1,208,393	$1,428,066		$1,337,082		$1,292,432		$1,140,577

Stores opened	350	500		500		475		525
Stores closed	75	68		61		64		50
Number of stores - end of year	6,173	5,898		5,466		5,027		4,616

(1)             The Company’s results for fiscal 2006 include a $45.0 million (approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama, (See Note 8 to the Consolidated Financial Statements included in this Report for more information) and cumulative charges of $10.5 million (approximately $0.04 per diluted share) to record non-cash stock-based compensation and income tax related interest expense (See Note 10 to the Consolidated Financial Statements included in this Report for more information).

(2)             These amounts have been reclassified to conform to the presentation for fiscal 2006.  During fiscal 2006, the Company began presenting interest income and interest expense separately on the Consolidated Statements of Income.  In prior years interest income and interest expense were included in selling, general and administrative expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates a chain of more than 6,200 general merchandise retail discount stores in 44 states, providing primarily low to lower-middle income consumers with a wide range of competitively priced basic merchandise in convenient neighborhood stores.

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for fiscal 2006, fiscal 2005 and fiscal 2004.  This discussion should be read in conjunction with, and is qualified by, the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Report.  This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” in the General Information section of this Report and the “Risk Factors” listed in Part I, Item 1A of this Report.

Fiscal 2006 Overview

For fiscal 2006, the Company’s sales were $6.4 billion, an increase of $570.0 million from fiscal 2005.  Net income declined $22.4 million in fiscal 2006 compared with fiscal 2005 and diluted net income per common share declined $0.04 in fiscal 2006 compared with fiscal 2005.  Included in the results for fiscal 2006 are:  (i) a litigation charge of $45.0 million (approximately $0.18 per diluted share) associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama, (see Note 8 to the Consolidated Financial Statements included in this Report for more information) and; (ii) cumulative charges of $10.5 million (approximately $0.04 per diluted share) to record non-cash stock-based compensation and related interest expense (see Note 10 to the Consolidated Financial Statements included in this Report for more information).  The various components affecting the Company’s results for fiscal 2006 are discussed in more detail in “Results of Operations” below.

During fiscal 2006, the Company continued to focus its efforts on four key initiatives designed to increase sales and profitability: the installation of refrigerated coolers in selected stores; the continued development of a “Treasure Hunt” merchandise program; the continuation of an aggressive store opening program; and the Urban Initiative.  These initiatives are discussed in detail below.

•                                          Coolers — To drive incremental traffic and to increase the average transaction value, the Company is enhancing its food assortment to meet customers’ frequent fill-in food needs.  During fiscal 2006, the Company installed refrigerated coolers in approximately 2,800 stores.  The customer traffic generated by coolers has increased sales of food and other merchandise throughout the store.  At the end of fiscal 2006, approximately 3,800 stores had refrigerated coolers.

•                                          “Treasure Hunt” merchandise program — The Company has continued to supplement its basic assortment of merchandise with the purchase of certain items designed to create more excitement in stores throughout the year, with particular emphasis on holidays, spring and back-to-school seasons, and to balance gross margin pressure from increased sales of lower-margin consumable merchandise.  During fiscal 2006, the Company took a more process-oriented approach to this initiative by focusing on three key components: identifying and selecting exciting values for customers; informing customers of the compelling values through circulars and in-store handouts and signage; and effectively displaying the items in stores to attract customer attention.

•                                          New Stores — During fiscal 2006, the Company opened 350 stores and closed 75 stores while continuing to improve its site selection and development processes.

•                                          Urban Initiative — The Urban Initiative is designed to improve the operating performance of high sales volume stores in large metropolitan markets through investments in people, process changes and technology, including organizational changes to support a more mobile and flexible workforce.  During fiscal 2006, the Company continued its investments in the Urban Initiative markets (approximately 1,400 stores at the end of fiscal 2006) and experienced an improvement in profitability in most markets, resulting from positive trends in comparable store sales, better expense control and improvements in inventory shrinkage and store manager retention.

During the first quarter of fiscal 2006, Hurricanes Katrina, Rita and Wilma struck the U.S. Gulf Coast and Florida, impacting numerous stores in the afflicted areas.  Because the Company’s stores are widely dispersed, lost sales due to closed stores resulting from damage or power outages were generally limited and were substantially offset by increased sales in other stores.  The most significant storm-related losses were related to the loss of merchandise inventories, furniture and fixtures and leasehold improvements at individual stores in the paths of the storms.  During fiscal 2006, the Company received payments from its insurance carrier covering a majority of the losses.  The net impact of these storms has not had, and is not expected to have, a material impact in the aggregate on the Company’s financial position, liquidity or results of operations.

Fiscal 2007 Outlook

Fiscal 2007 will be a 53-week year, compared with a 52-week year in fiscal 2006.  The second quarter of fiscal 2007 will include 14 weeks compared with 13 weeks in the second quarter of fiscal 2006.  During fiscal 2007, the Company plans to focus its efforts on the following initiatives designed to support sustainable and profitable growth and to make Family Dollar a more compelling place to shop, work, and invest.

•                                          To support an enhanced food strategy, the Company plans to expand the cooler program to an additional 1,200 stores; increase its food assortment in approximately 2,000 stores; and install technology to facilitate the acceptance of food stamps in approximately 1,000 stores.

•                                          In Urban Initiative markets, the Company plans to continue to focus on driving better returns and to implement a new technological platform designed to facilitate better customer service and make the stores easier to manage.

•                                          In support of the Treasure Hunt program, the Company plans to further develop an event-driven strategy that creates excitement for customers and employees; continue to focus on improving inventory flow and turns, resulting in better presentation of new products; and enhance the apparel assortment.

•                                          During fiscal 2007, the Company plans to open approximately 300 stores and close 45 stores.  The Company also plans to continue to build its site-acquisition capabilities and increase its cross-functional focus on new store performance.

•                                          The Company will continue to enhance its research and development effort known as “Concept Renewal.”  The Concept Renewal effort involves developing new ideas and initiatives designed to sustain profitable growth.  The Company plans to continue testing new merchandising adjacencies and layouts through its Concept Renewal efforts.

•                                          The Company will initiate a multi-year investment designed to strengthen its merchandising and supply chain through a review of processes, personnel needs and technology tools.  This will include price optimization, store clustering, category management, space management, merchandise planning and improved assortment planning.

For fiscal 2007, the Company expects net sales to increase 7-9% and comparable store sales to increase 1-3%.  As a result of the ongoing rollout of the Company’s food strategy, the impact from “Treasure Hunt” merchandise sales and a continued focus on driving better returns in the Urban Initiative markets, the Company expects sales to accelerate modestly through the year.  The Company believes that sales growth in lower-margin consumables and low single-digit comparable store sales will pressure its operating margin but expects to largely offset this pressure with better merchandise markups, lower inventory shrinkage, lower freight expense and the benefits from a continued refinement of operational and administrative processes.  Using these assumptions, the Company expects that earnings per share for fiscal 2007 will be between $1.63 and $1.69.

Results of Operations

Net Sales

Net sales in fiscal 2006 were $6.4 billion, an increase of approximately 9.8% ($570.0 million), as compared with an increase of approximately 10.3% ($542.9 million) in fiscal 2005.  The increases in fiscal 2006 and in fiscal 2005 were attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 3.7% ($209.6 million) and 2.3% ($117.1 million), respectively, with the balance of the increases primarily relating to sales from new stores opened as part of the Company’s store growth program.  The comparable store sales calculation for fiscal 2006 excludes a limited number of stores that were closed for an extended period of time as a result of the hurricanes as discussed above.  The Urban Initiative, the installation of refrigerated coolers and the “Treasure Hunt” merchandise program all had positive impacts on sales in fiscal 2006 and fiscal 2005.  Sales of consumable merchandise and electronics, including pre-paid cellular phones and services in fiscal 2006, were the primary drivers of the sales increase.  See Item 1 — “Merchandise” elsewhere in this Report for a breakdown of the percentage of sales attributable to each product category during the last three fiscal years.

In fiscal 2006, the customer count, as measured by the number of register transactions in comparable stores, decreased approximately 1.2%, and the average transaction increased approximately 4.8% to $9.66.  The Company believes that customers continued to reduce their shopping frequency in response to higher energy costs by consolidating trips around pay cycles.  In fiscal 2005, the customer count decreased approximately 0.7%, and the average transaction increased approximately 2.9% to $9.22.

The Company distributed four advertising circulars in both fiscal 2006 and fiscal 2005 and one advertising circular in fiscal 2004.  The circulars are designed to stimulate traffic and inform customers about the Company’s Treasure Hunt merchandise, seasonal values and competitive prices on core consumables.

During fiscal 2006, the Company opened 350 stores and closed 75 stores for a net addition of 275 stores, compared with the opening of 500 stores and closing of 68 stores for a net addition of 432 stores during fiscal 2005.  The Company also expanded or relocated 24 stores in fiscal 2006, compared with 49 stores that were expanded or relocated in fiscal 2005.  In addition, approximately 12 stores in fiscal 2006 and 105 stores in fiscal 2005 were renovated.

Cost of Sales

Cost of sales increased approximately 9.4% ($367.9 million) in fiscal 2006 compared with fiscal 2005 and approximately 11.8% ($412.3 million) in fiscal 2005 compared with fiscal 2004.  These increases primarily reflected the additional sales volume in each of the years.  Cost of sales, as a percentage of net sales, was 66.9% in fiscal 2006, 67.1% in fiscal 2005 and 66.2% in fiscal 2004.  The decrease in cost of sales, as a percentage of net sales, during fiscal 2006 was due primarily to a more favorable merchandise sales mix, better merchandise markup and improved inventory shrinkage.  These improvements were partially offset by higher freight costs resulting from higher fuel costs.  The opening of the Company’s eighth distribution center in Marianna, Florida, in the second quarter of fiscal 2005 and its continued ramp-up in fiscal 2006 have positively impacted freight costs by lowering the average distance to the stores from the distribution centers.  Increases in transportation productivity and efficiency also offset some of the cost increases.  However, these savings did not fully offset the impact of higher year-over-year fuel costs.  The Company expects that the opening of the ninth distribution center in Rome, New York, during the third quarter of fiscal 2006, will continue to lower the average distance to the stores from the distribution centers and will positively impact freight costs.

The increase in cost of sales, as a percentage of net sales, during fiscal 2005 compared with fiscal 2004 was due primarily to the shift in the merchandise mix to more lower-margin consumables and fewer higher-margin discretionary goods, increased inventory shrinkage and increased freight costs due to higher fuel expense.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased approximately 11.3% ($178.6 million) in fiscal 2006 compared with fiscal 2005, and approximately 14.1% ($195.2 million) in fiscal 2005 compared with fiscal 2004.  The increases in these expenses were attributable primarily to additional costs arising from the continued growth in the number of stores in operation and the ramp-up of the ninth distribution center.  SG&A expenses, as a percentage of net sales, were 27.5% in fiscal 2006, 27.1% in fiscal 2005, and 26.2% in fiscal 2004.  The increase in SG&A expenses, as a percentage of net sales, in fiscal 2006 was due primarily to increased compensation expense related to the expensing of stock-based compensation and an increase in annual bonus compensation (approximately 0.4% of net sales), increased utility costs (approximately 0.2% of net sales), and a cumulative charge to adjust non-cash stock-based compensation expense (approximately 0.1% of net sales) as more fully described in Note 10 to the Consolidated Financial Statements included in this Report.  During fiscal 2006, the Company began recording stock-based compensation in connection with its adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).  See Note 9 to the Consolidated Financial Statements included in this Report for more information on SFAS 123R and its impact on the Company.  These increases were partially offset by a reduction in store payroll expenses (approximately 0.2% of net sales).  The reduction in store payroll expenses, as a percentage of net sales, resulted from the stabilization of store operations and the improved performance of Urban Initiative stores.  In addition, most other costs, as a percentage of net sales, were leveraged as a result of improved cost control and the comparable store sales growth.

The increase in SG&A expenses, as a percentage of net sales, in fiscal 2005 compared with fiscal 2004 was due primarily to planned payroll expenses incurred in connection with the urban and cooler initiatives; increased occupancy and store-related costs; and increased legal-related costs.  Each of these percentages was negatively impacted by a lower than planned increase in sales in comparable stores.  A cumulative charge to correct property tax accruals on leased properties and the incremental costs of three additional advertising circulars also impacted this percentage, but these amounts were offset by a reduction in bonus costs as the Company did not reach the earnings target necessary for payment of management bonuses.  In addition, most other costs, as a percentage of net sales, were negatively impacted by the lower than planned increase in sales in comparable stores.

Litigation Charge

During the second quarter of fiscal 2006, the Company recorded a $45.0 million (approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama.  See Note 8 to the Consolidated Financial Statements included in this Report for more information.  All other legal expenses during fiscal 2006, fiscal 2005 and fiscal 2004, including the Company’s defense costs related to the above-referenced case, were recorded in SG&A.

Interest Income

Interest income increased 74.0% ($2.9 million) in fiscal 2006 compared with fiscal 2005.  The increase was due to an increase in interest rates and an increase in investment securities.

Interest Expense

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors.  During fiscal 2006, the Company incurred $11.4 million in interest expense related to the Notes.  See Note 4 to the Consolidated Financial Statements included in this Report for information on the Company’s current and long-term debt.  Also during fiscal 2006, the Company recorded $1.4 million of interest expense relating to income tax adjustments as a result of changes to the measurement dates of certain stock option grants.  See Note 10 to the Consolidated Financial Statements included in this Report for more information.  The Company did not incur any interest expense during fiscal 2005 or fiscal 2004.

Income Taxes

The effective tax rate was 37.3% in fiscal 2006, 36.5% in fiscal 2005, and 36.6% in fiscal 2004.  The increase in the effective tax rate in fiscal 2006, compared with fiscal 2005 was a result of the effect of changes in state income taxes and the expiration of certain federal jobs tax credits for employees hired after December 31, 2005.

Liquidity and Capital Resources

The Company has consistently maintained a strong liquidity position.  Cash provided by operating activities during fiscal 2006 was $451.0 million as compared to $299.4 million in fiscal 2005, and $376.5 million in fiscal 2004.  These amounts have enabled the Company to fund its regular operating needs, capital expenditure program, cash dividend payments, and interest payments.

On August 24, 2006, the Company entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $350 million.  The credit facility replaced the Company’s then outstanding unsecured revolving credit facilities for short-term borrowings of up to $200 million.  The credit facility expires on August 24, 2011.  Any borrowings under the credit facility are at a variable interest rate based on short-term market interest rates.  Outstanding standby letters of credit reduce the borrowing capacity of the credit facility.  The Company had no borrowings against its credit facilities during fiscal 2006.  The credit facility contains certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charges coverage ratio, and a priority debt to consolidated net worth ratio.

Merchandise inventories at the end of fiscal 2006 were 4.9% lower than at the end of fiscal 2005.  The decrease in merchandise inventories was a result of the Company’s renewed focus on inventory productivity and a shift in the timing of holiday merchandise receipts, which more than offset additional inventory related to 275 net new stores and inventory associated with the cooler program.  Inventory on a per store basis at the end of fiscal 2006 was approximately 10% lower than at the end of fiscal 2005, excluding merchandise in transit to the distribution centers.  The Company’s focus on inventory productivity includes improved planning and flow of fashion merchandise and the use of more aggressive exit strategies.  As a result, inventories in the apparel and accessories category have shown the most significant improvement in productivity.  In addition, the continued expansion and refinement of the Company’s centralized replenishment system has resulted in lower inventory levels of basic merchandise and better in-stock levels.

The decrease in capital expenditures to $192.2 million in fiscal 2006 from $229.1 million in fiscal 2005 was due primarily to the decrease in the number of stores opened during fiscal 2006 as compared to fiscal 2005.  Offsetting some of the decrease was the installation of refrigerated coolers in approximately 2,800 stores.  Capital expenditures for fiscal 2007 are expected to be between $155 and $165 million and relate primarily to new store openings; existing store expansions, relocations and renovations; expenditures related to technology infrastructure investments; and the continued implementation of a refrigerated cooler program for perishable goods in selected stores.  The new store expansion will require additional investment in merchandise inventories.

Capital spending plans, including store opening plans, are continuously reviewed and are subject to change.  Cash flow from current operations is expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs.  In addition, the Company has available a revolving credit facility as previously discussed.

During fiscal 2006, the Company purchased 15.4 million shares of its common stock at a cost of $367.3 million, as described below.  During fiscal 2005 and fiscal 2004, the Company purchased in the open market 3.3 million shares and 5.6 million shares, respectively, at a cost of $92.0 million and $176.7 million, respectively.

On September 27, 2005, the Company obtained $250 million in aggregate proceeds through the private placement of the Notes to a group of institutional accredited investors.  On October 4, 2005, the Company executed an overnight share repurchase transaction with a bank for the acquisition of 10 million shares of the Company’s outstanding common stock.  The transaction was financed with the proceeds of the Notes.  The total cost of the overnight share repurchase transaction was $234.2 million.  See Note 4 and Note 11 to the Consolidated Financial Statements included in this Report for more information on the Company’s outstanding debt and the overnight share repurchase transaction.

Upon completion of the overnight share repurchase transaction the Company continued to purchase shares of its common stock pursuant to Rule 10b5-1 of the Exchange Act.  During the third quarter of fiscal 2006, the Company purchased 3.9 million shares of its common stock at a cost of $100.0 million.  During the fourth quarter of fiscal 2006, the Company purchased in the open market 1.5 million shares of its common stock at a cost of $33.1 million.

On December 19, 2006, the Company entered into separate agreements in connection with the Notes and its unsecured revolving credit facility.  The agreements extended the delivery date for the fiscal 2006 audited financial statements, the unaudited financial statements for the first quarter of fiscal 2007 and the corresponding compliance certificates to March 31, 2007, and waived any Defaults or Events of Default that would have occurred due to the failure of the Company to deliver such information in connection with the Notes and credit facility.  As discussed in Note 10 to the Consolidated Financial Statements included in this Report, the Company formed a Special Committee of the Board of Directors to investigate the Company’s stock option granting practices.  As a result, the Company was unable to file its Annual Report on Form 10-K for fiscal 2006 and its Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 by the required deadlines.  As of the date of the filing of this Report, the Company has delivered the appropriate financial statements and compliance certificates and is in compliance with all covenants under both the Notes and credit facility.

As of August 26, 2006, the Company had outstanding authorizations to purchase a total of approximately 6.1 million shares, consisting of 1.1 million shares remaining under an authorization approved by the Board of Directors on April 13, 2005, and 5.0 million shares remaining under an authorization approved by the Board of Directors on August 18, 2006.

The following table shows the Company’s obligations and commitments to make future payments under contractual obligations at the end of fiscal 2006:

	Payments Due During the Period Ending
(in thousands)		August	August	August	August	August
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$—	$250,000
Interest	118,691	13,387	13,387	13,387	13,387	13,387	51,756
Merchandise letters of credit	152,189	152,189	—	—	—	—	—
Operating leases	1,211,611	271,811	241,484	203,066	159,912	114,104	221,234
Construction obligations	5,393	5,393	—	—	—	—	—
Total	$1,737,884	$442,780	$254,871	$216,453	$173,299	$127,491	$522,990

At the end of fiscal 2006, approximately $81.8 million of the merchandise letters of credit were included in accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheet.  Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.  See Item 2 — “ Properties” in this Report.

The following table shows the Company’s other commercial commitments at the end of fiscal 2006:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$122,082
Surety bonds	44,934
Total	$167,016

A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion.  Included in the outstanding amount of surety bonds is a $41.6 million bond obtained by the Company during the third quarter of fiscal 2006 in connection with an adverse litigation judgment, as discussed in Note 8 to the Consolidated Financial Statements included in this Report.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005.  The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123.  The Company adopted SFAS 123R during the first quarter of fiscal 2006 using the modified prospective transition method.  See Note 9 to the Consolidated Financial Statements included in this Report for more information.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect SFAS 154 to have a material impact on its Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements and will be effective for the Company beginning with its first quarter of fiscal 2008.  The Company has not yet determined the impact, if any, that FIN 48 will have on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for the first annual period ending after November 15, 2007.  The Company has not yet determined the impact, if any, that SFAS 157 will have on its Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures.  This approach is referred to as the “dual approach” because it requires both the carryover and reversing effects of prior year misstatements to be quantified.  SAB 108 is effective for the first annual period ending after November 15, 2006.  The Company is currently assessing the impact that SAB 108 will have on its Consolidated Financial Statements.

Critical Accounting Policies

Management believes the following accounting principles are critical because they involve significant judgments, assumptions and estimates used in the preparation of the Company’s Consolidated Financial Statements.

Merchandise Inventories:

Inventories are valued using the retail method, based on retail prices less markon percentages, which approximates the lower of first-in, first-out (FIFO) cost or market.  The Company records adjustments to inventory through cost of goods sold when retail price reductions, or markdowns, are taken against on-hand inventory.  In addition, management makes estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation.  If actual demand or market conditions are different than those projected by management, additional markdowns may be necessary.  This risk is generally higher for seasonal merchandise than for non-seasonal goods.  The Company also provides for estimated inventory losses for damaged, lost or stolen inventory for the period from the latest physical inventory to the financial statement date.  These estimates are based on historical experience and other factors.

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

Insurance Liabilities:

The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs.  These costs are significant primarily due to the large number of the Company’s retail locations and employees.  Because the nature of these claims is such that there can be a significant lag from the incurrence of the claim (which is when the expense is accrued) until payment is made, the percentage increase in the accrual can be much more pronounced than the percentage increase in the expense.  The Company’s self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.  Management reviews current and historical claims data in developing its estimates.  The Company also uses information provided by outside actuaries with respect to medical, workers’ compensation and general liability claims.  If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then the Company may be required to record additional expense or a reduction to expense which could be material to the reported financial condition and results of operations.

Contingent Income Tax Liabilities:

The Company is subject to routine income tax audits that occur periodically in the normal course of business.  The Company’s contingent income tax liabilities are estimated based on an assessment of the probability of the income tax related exposures and settlements and are influenced by the Company’s historical audit experiences with various state and federal taxing authorities as well as current income tax trends.  If circumstances change, the Company may be required to record adjustments that could be material to its reported financial condition and results of operations.

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

Lease Accounting:

The Company leases substantially all of its store properties and accounts for store leases in accordance with SFAS 13, “Accounting for Leases” and related interpretations.  For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.  For tenant improvement allowances and rent holidays, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.

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

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities.  The Company maintains an unsecured revolving credit facility at a variable rate of interest to meet the short-term needs of its expansion program and seasonal inventory increases.  The Company had no borrowings against its credit facilities during fiscal 2006.  The Company’s long-term debt associated with the Notes bears interest at fixed rates.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FAMILY DOLLAR STORES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Family Dollar Stores, Inc:

We have completed integrated audits of Family Dollar Stores, Inc.’s August 26, 2006 and August 27, 2005 consolidated financial statements and of its internal control over financial reporting as of August 26, 2006, and an audit of its August 28, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Family Dollar Stores, Inc., and its subsidiaries at August 26, 2006 and August 27, 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 26, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 26, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 26, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 28, 2007

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except per share amounts)	August 26, 2006	August 27, 2005	August 28, 2004
Net sales	$6,394,772	$5,824,808	$5,281,888

Cost and expenses:
Cost of sales	4,276,466	3,908,569	3,496,278
Selling, general and administrative	1,756,001	1,577,429	1,382,248
Litigation charge (Note 8)	45,000	—	—
Cost of sales and operating expenses	6,077,467	5,485,998	4,878,526

Operating profit	317,305	338,810	403,362

Interest income	6,934	3,985	3,300

Interest expense (Note 4)	13,095	—	—

Income before income taxes	311,144	342,795	406,662

Income taxes (Note 6)	116,033	125,286	148,758

Net income	$195,111	$217,509	$257,904

Net income per common share — basic (Note 11)	$1.26	$1.30	$1.51
Average shares — basic (Note 11)	154,967	166,791	170,770

Net income per common share — diluted (Note 11)	$1.26	$1.30	$1.50
Average shares — diluted (Note 11)	155,124	167,092	171,624

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 26,	August 27,
(in thousands, except per share and share amounts)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$79,727	$105,175
Investment securities (Note 2)	136,505	33,530
Merchandise inventories	1,037,859	1,090,791
Deferred income taxes (Note 6)	133,468	100,493
Income tax refund receivable	2,397	—
Prepayments and other current assets	28,892	24,779
Total current assets	1,418,848	1,354,768

Property and equipment, net (Note 3)	1,077,608	1,027,475
Other assets	26,573	27,258
	$2,523,029	$2,409,501

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$556,531	$574,831
Accrued liabilities (Note 5)	429,580	315,508
Income taxes payable	—	4,272
Total current liabilities	986,111	894,611

Long-term debt (Note 4)	250,000	—
Deferred income taxes (Note 6)	78,525	86,824
Commitments and contingencies

Shareholders’ equity: (Notes 9, 10 and 11)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 178,559,411 shares at August 26, 2006, and 188,871,738 shares at August 27, 2005, and outstanding 150,210,484 shares at August 26, 2006, and 165,262,513 shares at August 27, 2005	17,856	18,887
Capital in excess of par	140,829	133,743
Retained earnings	1,546,366	1,654,861
	1,705,051	1,807,491
Less: common stock held in treasury, at cost (28,348,927 shares at August 26, 2006, and 23,609,225 shares at August 27, 2005)	496,658	379,425
Total shareholders’ equity	1,208,393	1,428,066
	$2,523,029	$2,409,501

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended August 26, 2006, August 27, 2005, and August 28, 2004

(in thousands, except per share and share amounts)	Common stock	Capital in excess of par	Retained earnings	Treasury stock
Balance, August 30, 2003
(186,909,993 shares common stock; 14,701,283 shares treasury stock)	$18,691	$87,457	$1,297,063	$110,779
Net income for the year			257,904
Issuance of 761,325 common shares under employee stock option plan, including tax benefits (Note 9)	76	19,318
Purchase of 5,576,100 common shares for treasury				176,674
Issuance of 3,063 shares of treasury stock under the Family Dollar 2000 Outside Directors Plan		78		(25)
Less dividends on common stock, $.33 per share			(56,077)
Balance, August 28, 2004
(187,671,318 shares common stock; 20,274,320 shares treasury stock)	18,767	106,853	1,498,890	287,428
Net income for the year			217,509
Issuance of 1,200,420 common shares under employee stock option plan, including tax benefits (Note 9)	120	26,829
Purchase of 3,338,500 common shares for treasury				92,049
Issuance of 3,595 shares of treasury stock under the Family Dollar 2000 Outside Directors Plan		61		(52)
Less dividends on common stock, $.37 per share			(61,538)
Balance, August 27, 2005
(188,871,738 shares common stock; 23,609,225 shares treasury stock)	18,887	133,743	1,654,861	379,425
Net income for the year			195,111
Issuance of 297,595 common shares under employee stock option plan, including tax benefits (Note 9)	30	7,344
Purchase of 4,745,293 common shares for treasury				117,323
Issuance of 5,591 shares of treasury stock under the Family Dollar 2000 Outside Directors Plan		46		(90)
Purchase and cancellation of 10,609,922 common shares	(1,061)	(8,092)	(240,849)
Stock-based compensation (Notes 9 and 10)		7,788
Less dividends on common stock, $.41 per share			(62,757)
Balance, August 26, 2006
(178,559,411 shares common stock; 28,348,927 shares treasury stock)	$17,856	$140,829	$1,546,366	$496,658

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	August 26, 2006	August 27, 2005	August 28, 2004
Cash flows from operating activities:
Net income	$195,111	$217,509	$257,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,637	114,733	102,010
Deferred income taxes	(41,274)	(16,279)	(4,268)
Stock-based compensation expense, including tax benefits	7,931	3,700	4,476
Loss on disposition of property and equipment	5,603	3,306	4,311
Changes in operating assets and liabilities:
Merchandise inventories	52,932	(110,667)	(125,754)
Income tax refund receivable	(2,397)	1,304	(1,304)
Prepayments and other current assets	(4,113)	(7,842)	16,685
Other assets	1,968	(11,658)	1,480
Accounts payable and accrued liabilities	104,867	100,974	121,608
Income taxes payable	(4,272)	4,272	(671)
	450,993	299,352	376,477
Cash flows from investing activities:
Purchases of investment securities	(374,765)	(280,100)	(282,265)
Sales of investment securities	271,790	367,410	365,924
Capital expenditures	(192,173)	(229,065)	(218,748)
Proceeds from dispositions of property and equipment	1,800	2,000	1,550
	(293,348)	(139,755)	(133,539)
Cash flows from financing activities:
Issuance of long-term debt	250,000	—	—
Payment of debt issuance costs	(1,283)	—	—
Repurchases of common stock	(367,324)	(91,997)	(176,649)
Change in cash overdrafts	(9,171)	(12,675)	(20,501)
Proceeds from exercise of stock options	7,126	23,310	14,996
Excess tax benefits from stock-based compensation	240	—	—
Payment of dividends	(62,681)	(60,083)	(54,755)
	(183,093)	(141,445)	(236,909)

Net increase (decrease) in cash and cash equivalents	(25,448)	18,152	6,029
Cash and cash equivalents at beginning of year	105,175	87,023	80,994
Cash and cash equivalents at end of year	$79,727	$105,175	$87,023

Supplemental disclosures of cash flow information:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$1,985	$12,239	$14,272
Cash paid during the period for:
Interest, net of amounts capitalized	5,797	—	—
Income taxes	175,058	132,288	150,525

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended August 26, 2006, August 27, 2005, and August 28, 2004

1.             Description of Business and Summary of Significant Accounting Policies:

Description of business:

The Company operates a chain of neighborhood retail discount stores in 44 contiguous states.  The Company manages its business on the basis of one reportable segment.  The Company’s products include apparel, food, cleaning and paper products, home décor, beauty and health aids, toys, pet products, automotive products, domestics, seasonal goods and electronics.

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

Revenues:

The Company recognizes revenue, net of returns and sales tax, at the time the customer tenders payment for and takes possession of the merchandise.

Insurance liabilities:

The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs.  These liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.

Advertising costs:

Advertising costs, net of co-op recoveries from vendors, are expensed on the commencement of the advertisement and amounted to $3.3 million, $4.7 million and $2.0 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Vendor allowances:

Cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and is reflected as a reduction of cost of sales unless it can be demonstrated this offsets an incremental expense, in which case it is netted against that expense.

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

Capitalized interest:

The Company capitalizes interest on borrowed funds during the construction of property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.”  During fiscal 2006, the Company capitalized $0.9 million of interest costs.  The Company did not incur any interest costs during fiscal 2005 and fiscal 2004.

Income taxes:

The Company records deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities.

Stock-based compensation:

The Company recognizes compensation expense related to its stock-based awards based on the grant-date fair value estimated in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).  The Company utilizes the Black-Scholes option-pricing model to estimate the grant-date fair value of its stock option awards.  The grant-date fair value of the Company’s performance share rights awards is based on the stock price on the grant date.  Compensation expense for the Company’s stock-based awards is recognized ratably, net of estimated forfeitures, over the service period of each award.  See Note 9 for more information on the Company’s stock-based compensation plans.

New accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005.  The FASB concluded that companies can adopt the new standard in one of two ways: the modified prospective transition method, in which the company would recognize share-based employee compensation from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date; or the modified retrospective transition method, in which a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), pursuant to which a company would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123.  The Company adopted SFAS 123R during the first quarter of fiscal 2006 using the modified prospective transition method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect SFAS 154 to have a material impact on its Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements and will be effective for the Company beginning with its first quarter of fiscal 2008.  The Company has not yet determined the impact, if any, that FIN 48 will have on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for the first annual period ending after November 15, 2007.  The Company has not yet determined the impact, if any, that SFAS 157 will have on its Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures.  This approach is referred to as the “dual approach” because it requires both the carryover and reversing effects of prior year misstatements to be quantified.  SAB 108 is effective for the first annual period ending after November 15, 2006.  The Company is currently assessing the impact that SAB 108 will have on its Consolidated Financial Statements.

Reclassifications:

Certain reclassifications of the amounts for fiscal 2005 and fiscal 2004 have been made to conform to the presentation for fiscal 2006.  These include interest income, which was previously included in selling, general and administrative expenses.

2.             Investment Securities

The Company’s investments consist of the following short-term available-for-sale securities (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
Auction Rate Securities And Variable Rate Demand Notes	Cost	Gains	Losses	Fair Value
August 26, 2006	$136,505	—	—	$136,505
August 27, 2005	$33,530	—	—	$33,530

Proceeds from sales of short-term investment securities available-for-sale during fiscal 2006, fiscal 2005 and fiscal 2004 were $271,790, $367,410, and $365,924, respectively.  No gains or losses were realized on those sales for fiscal 2006, fiscal 2005 and fiscal 2004.

3.             Property and Equipment:

(in thousands)	August 26, 2006	August 27, 2005
Buildings and building improvements	$496,569	$445,826
Furniture, fixtures and equipment	880,755	779,895
Transportation equipment	75,934	68,173
Leasehold improvements	300,376	270,156
Construction in progress	17,981	38,871
	1,771,615	1,602,921
Less accumulated depreciation and amortization	762,318	642,190
	1,009,297	960,731
Land	68,311	66,744
	$1,077,608	$1,027,475

4.             Current and Long-Term Debt

The Company had no current or long-term debt as of the fiscal year ended August 27, 2005.  Current and long-term debt consisted of the following at August 26, 2006:

(in thousands)	August 26, 2006
5.24% Notes	$81,000
5.41% Notes	169,000
250,000
Less: current portion	—
Long-term portion	$250,000

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors.  The Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness.  The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance.  The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing in the sixth year, and bears interest at a rate of 5.24% per annum from the date of issuance.  The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015.  Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year commencing on March 27, 2006.  The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended.  The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charges coverage ratio, and a priority debt to consolidated net worth ratio.  The proceeds of the Notes were used to repurchase the Company’s outstanding common stock, as discussed in Note 11 for more information.

On August 24, 2006, the Company entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $350 million.  The credit facility replaced the Company’s then outstanding unsecured revolving credit facilities for short-term borrowings of up to $200 million.  The credit facility expires on August 24, 2011.  Any borrowings under the credit facility are at a variable interest rate based on short-term market interest rates.  Outstanding standby letters of credit reduce the borrowing capacity of the credit facility.  The Company had no borrowings against its credit facilities during fiscal 2006.  The credit facility contains certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charges coverage ratio, and a priority debt to consolidated net worth ratio.

On December 19, 2006, the Company entered into separate agreements in connection with the Notes and its unsecured revolving credit facility.  The agreements extended the delivery date for the fiscal 2006 audited financial statements, the unaudited financial statements for the first quarter of fiscal 2007 and the corresponding compliance certificates to March 31, 2007, and waived any Defaults or Events of Default that would have occurred due to the failure of the Company to deliver such information in connection with the Notes and credit facility.  As discussed in Note 10 below, the Company formed a Special Committee of the Board of Directors to investigate the Company’s stock option granting practices.  As a result, the Company was unable to file its Annual Report on Form 10-K for fiscal 2006 and its Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 by the required deadlines.  As of the date of the filing of this Report, the Company has delivered the appropriate financial statements and compliance certificates and is in compliance with all covenants under both the Notes and credit facility.

5.             Accrued Liabilities:

(in thousands)	August 26, 2006	August 27, 2005
Compensation	$66,158	$44,397
Self-insurance liabilities	184,218	157,134
Taxes other than income taxes	42,248	43,217
Deferred rent	47,965	42,728
Litigation charge	45,000	—
Other	43,991	28,032
	$429,580	$315,508

6.             Income Taxes:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of the end of fiscal 2006 and the end of fiscal 2005, were as follows:

	August 26, 2006	August 27, 2005
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$78,525	$86,824

Deferred income tax assets:
Excess of tax over book basis of inventories	$15,216	$14,901
Currently nondeductible accruals for:
Self-insurance	67,123	60,308
Compensation	13,768	8,980
Deferred rent	15,906	12,227
Litigation charge	16,569	—
Other	4,886	4,077
Total deferred income tax assets	$133,468	$100,493

The provisions for income taxes in fiscal 2006, fiscal 2005 and fiscal 2004 were as follows:

(in thousands)	2006	2005	2004
Current:
Federal	$137,329	$126,497	138,508
State	19,096	15,068	14,518
	156,425	141,565	153,026

Deferred:
Federal	(40,831)	(14,463)	(3,782)
State	439	(1,816)	(486)
	(40,392)	(16,279)	(4,268)
Total	$116,033	$125,286	148,758

The following table summarizes the components of income tax expense in fiscal 2006, fiscal 2005 and fiscal 2004:

	2006		2005		2004
(in thousands)	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed federal income tax	$108,900	35.0%	$119,978	35.0%	$142,331	35.0%
State income taxes, net of federal income tax benefit	12,073	3.9	8,632	2.5	9,391	2.3
Other	(4,940)	(1.6)	(3,324)	(1.0)	(2,964)	(0.7)
Actual income tax expense	$116,033	37.3%	$125,286	36.5%	$148,758	36.6%

The Internal Revenue Service is currently examining the Company’s consolidated federal income tax returns for fiscal 2005, fiscal 2004 and fiscal 2003.  Although the ultimate outcome of the examination cannot be presently determined, the Company believes that it has made adequate provision for federal income taxes with respect to all open years.

7.             Employee Benefit Plans:

Incentive compensation plan:

The Company has an incentive profit-sharing plan which provides that, at the discretion of the Board of Directors, the Company may pay certain employees and officers an aggregate amount not to exceed 5% of the Company’s consolidated income before income taxes.  Expenses under the profit-sharing plan were $13.8 million in fiscal 2006 and $5.5 million in fiscal 2004.  There were no expenses under the profit-sharing plan in fiscal 2005.

Compensation deferral plans:

The Company has a voluntary compensation deferral plan, under Section 401(k) of the Internal Revenue Code, available to eligible employees.  At the discretion of the Board of Directors, the Company makes contributions to the plan which are allocated to participants, and in which they become vested, in accordance with formulas and schedules defined by the plan.  Company expenses for contributions to the plan were $2.4 million in fiscal 2006, $3.0 million in fiscal 2005, and $2.7 million in fiscal 2004.

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

8.             Commitments and Contingencies:

Operating leases:

Rental expenses on all operating leases, both cancelable and non-cancelable, for fiscal 2006, fiscal 2005 and fiscal 2004 were as follows:

(in thousands)	2006	2005	2004
Minimum rentals, net of minor sublease rentals	$293,719	$274,562	$238,188
Contingent rentals	4,643	4,670	4,722
	$298,362	$279,232	$242,910

The following table shows the Company’s obligations and commitments to make future payments under contractual obligations, including future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at the end of fiscal 2006:

	Payments Due During One Year Fiscal Period Ending
(in thousands)		August	August	August	August	August
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$—	$250,000
Interest	118,691	13,387	13,387	13,387	13,387	13,387	51,756
Merchandise letters of credit	152,189	152,189	—	—	—	—	—
Operating leases	1,211,611	271,811	241,484	203,066	159,912	114,104	221,234
Construction obligations	5,393	5,393	—	—	—	—	—
Total	$1,737,884	$442,780	$254,871	$216,453	$173,299	$127,491	$522,990

At the end of fiscal 2006, approximately $81.8 million of the merchandise letters of credit are included in accounts payable on the Company’s Consolidated Balance Sheet.  Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments at the end of fiscal 2006:

Total Amounts
Other Commercial Commitments (in thousands)	Committed
Standby letters of credit	$122,082
Surety bonds	44,934
Total	$167,016

A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these liabilities based on the total estimated costs of claims filed and claims incurred but not reported, and are not discounted.  Included in the outstanding amount of surety bonds is a $41.6 million bond obtained by the Company during the third quarter of fiscal 2006 in connection with an adverse litigation judgment, as discussed below.

Litigation

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

A jury trial in this case was held in June 2005, in Tuscaloosa, Alabama, and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter.  The case was subsequently retried beginning on February 21, 2006, to a jury in Tuscaloosa, Alabama, which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay rather than as salaried exempt managers and awarded damages.  Subsequently, the Court ruled the Company did not act in good faith in classifying the plaintiffs as exempt, and after making adjustments to the damages award based upon the filing of personal bankruptcy by certain plaintiffs, the Court entered a judgment for approximately $33.3 million.  The Company and the plaintiffs have filed post-trial motions, which have suspended the entry of a final judgment.  The Company posted a bond to stay execution on any judgment which may be finally entered.  In addition, the Court ruled that it will consider the plaintiffs’ motion for an award of attorneys’ fees and expenses at the conclusion of the Company’s appeal.  The Company plans to appeal if the Court denies the pending post-trial motions and enters a final judgment.

The Company recognized $45.0 million as a litigation charge in the second quarter of fiscal 2006 with respect to this litigation.  During the appellate process, the Company will not to be required to pay the amount of the judgment.  Accordingly, this charge will not have any impact on cash flow while the Company pursues its appellate rights with respect to this judgment.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated and that the Company has meritorious positions on appeal that should enable it ultimately to prevail.  However, the outcome of any litigation is inherently uncertain.  Resolution of this matter could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

On August 24, 2006, a shareholder derivative complaint was filed in the Superior Court of North Carolina, Mecklenburg County, by Rebecca Mitchell against the Company as a nominal defendant and certain of its current and former officers and directors as individual defendants.  The complaint asserted claims under state law in connection with allegations that certain of the Company’s stock option grants were “backdated.”  This complaint was subsequently consolidated with a second, nearly identical complaint filed by Jeffrey Alasina and transferred to the North Carolina Business Court.  On January 4, 2007, the plaintiffs filed a consolidated amended complaint in the case, which is now captioned In re Family Dollar Stores, Inc. Derivative Litigation, Master File No. 06-CVS-16796 in the General Court of Justice, Superior Court Division, Mecklenburg County.  The consolidated amended complaint names the Company as a nominal defendant and Howard R. Levine, R. James Kelly, R. David Alexander, Jr., George R. Mahoney, Jr., John J. Scanlon, C. Martin Sowers, Charles S. Gibson, Jr., Gilbert A. LaFare, Samuel N. McPherson, Mark R. Bernstein, James G. Martin, and Sharon A. Decker as individual defendants.  The consolidated amended complaint contains claims for an accounting, breach of fiduciary duty, restitution/unjust enrichment, and recission in connection with the Company’s alleged backdating.  The consolidated amended complaint seeks unspecified damages, disgorgement, equitable relief, and costs, including attorneys’ fees.

On December 15, 2006, a shareholder derivative complaint was filed in the United States District Court for the Western District of North Carolina, Case No. 3:06CV510-W, by Dorothy M. Lee against the Company as a nominal defendant and certain of its current and former officers and directors, Howard R. Levine, Leon Levine, R. James Kelly, R. David Alexander, Jr., Charles S. Gibson, Jr., C. Martin Sowers, George R. Mahoney, Jr., Mark R. Bernstein, Sharon Allred Decker, Edward C. Dolby, Glenn A. Eisenberg, James G. Martin, and Dale C. Pond, as individual defendants.  The complaint asserted claims under state and federal law in connection with allegations that certain of the Company’s stock option grants were “backdated.”  On December 20, 2006, a second, nearly identical complaint was filed by Stanford H. Arden in the United States District Court for the Western District of North Carolina, Case No. 3:06CV523-C.  The complaints each contain claims for violations of section 14(a) of the Exchange Act, an accounting, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, recission, and breach of fiduciary duty for insider selling and misappropriation of information in connection with the Company’s alleged backdating of stock option grants.  The complaints each seek unspecified money damages, an accounting, corporate governance and internal control reforms, imposition of a constructive trust over the defendants’ stock options, punitive damages, and costs, including attorneys’ fees. On March 23, 2007, the Court advised that these two federal actions were to be consolidated under the caption In re Family Dollar Stores, Inc. Derivative Litigation, Case No. 3:06CV510-W.

As previously disclosed, the Company has formed a Special Committee to investigate the Company’s stock option granting practices and to make determinations regarding appropriate remedial measures and what actions the Company should take with respect to the pending shareholder derivative litigation. See Note 10 for more information.

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws, some of which are or may be pled as class or collective actions, and litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or, pursuant to Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” has established reserves as set forth in the Company’s financial statements.  While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

9.             Stock-Based Compensation:

At the Company’s Annual Meeting of Shareholders held on January 19, 2006, the Company’s shareholders approved the Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”).  The 2006 Plan permits the granting of a variety of compensatory award types.  The Company currently grants non-qualified stock options and performance share rights under the 2006 Plan.  Prior to the adoption of the 2006 Plan, the Company issued non-qualified stock options under the Company’s 1989 Non-Qualified Stock Option Plan (the “1989 Plan”).  As a result of the adoption of the 2006 Plan, no further awards can be granted under the 1989 Plan.  Shares issued under the 2006 Plan represent new issuances of common stock.  A total of 12.0 million common shares are reserved and available for issuance under the 2006 Plan, plus any shares awarded under the 1989 Plan that expire or are canceled or forfeited after January 19, 2006.  As of August 26, 2006, there were 11.9 million remaining shares available for granting under the 2006 Plan.

Effective August 28, 2005, the Company adopted the provisions of SFAS 123R for its stock-based compensation plans.  Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.  On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107 to express the views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of stock-based compensation arrangements for public companies.  The SAB 107 guidance was taken into consideration with the implementation of SFAS 123R.

Prior to August 28, 2005, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by the original provisions of SFAS 123.  Except for the items detailed in Note 10, the Company did not record compensation expense under APB 25 since the exercise price of the stock options equaled the fair market value of the underlying common stock on the grant date.  The Company instead utilized the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

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

The Company has elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R.  The alternative transition method allows the use of simplified methods to calculate the beginning capital in excess of par pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the capital in excess of par pool and the Consolidated Statements of Cash Flows.  Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows.  In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows.  Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows. Tax benefits relating to SFAS 123R recognized during fiscal 2006 were not material.

The Company’s results for fiscal 2006 include stock-based compensation expense of $17.6 million which is included within selling, general, and administrative expenses on the Consolidated Statements of Income.  This amount is comprised of $8.5 million resulting from the adoption of SFAS 123R (related to stock options and performance share rights) and a $9.1 million ($5.7 million after taxes) cumulative charge to record non-cash stock-based compensation expense as a result of new measurement date determinations for certain historical stock option grants.  See Note 10 for more information.

The following table illustrates the effect on net income and net income per share if the Company had adopted the fair value recognition provisions of SFAS 123 during fiscal 2005 and fiscal 2004:

	Years Ended
(in thousands, except per share amounts)	August 27, 2005	August 28, 2004
Net income — as reported	$217,509	$257,904
Pro forma stock-based compensation cost	(15,374)	(8,062)
Net income — pro forma	$202,135	$249,842

Net income per share — as reported
Basic	$1.30	$1.51
Diluted	$1.30	$1.50
Net income per share — pro forma
Basic	$1.21	$1.46
Diluted	$1.21	$1.46

The increase in pro forma stock-based compensation cost in fiscal 2005 was a result of the acceleration of certain “underwater” (i.e. the options have an exercise price in excess of the market value of the stock, determined as of August 26, 2005) options.  On August 18, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of certain previously issued and outstanding options under the 1989 Plan, effective as of August 26, 2005.  The accelerated vesting program applies to: (i) all unvested options as of the effective date that had an exercise price in excess of $40.00/share, including options held by the five most highly compensated executive officers of the Company, and (ii) all unvested options as of the effective date that were underwater and were held by employees at the level of manager or below.

The Company implemented the acceleration program to enhance retention incentives for current employees and to reduce the compensation expense the Company would have otherwise been required to recognize as a result of the Company’s adoption of SFAS 123R in fiscal 2006.  The future expense eliminated as a result of the option acceleration program was approximately $12.9 million, or $8.2 million net of taxes, over a period of four years during which the options would have vested.

The Company’s stock option plans contain retirement provisions, effective January 20, 2005, that allow options held by certain qualifying retirees to continue to vest after retirement without requiring additional service.  The retirement provisions apply to all non-vested stock options as of the effective date, all vested stock options that were “underwater” (i.e. the options had an exercise price in excess of the market value of the stock) on the effective date, and all new options granted thereafter.  Under SFAS 123R, compensation cost should be recognized over the shorter of the stated vesting period or the period from the grant date to the retirement eligibility date, if the employee is able to retire without providing additional service.  For awards granted prior to the adoption of SFAS 123R, the Company recognizes compensation cost over the stated vesting period.  If the Company had accounted for these awards in accordance with the provisions of SFAS 123R, compensation expense would have been $0.6 million higher during fiscal 2005 (for pro-forma disclosure purposes only).  The impact on fiscal 2006 is not material.

Stock Options

The Company’s stock option plans provide for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date.  The Company’s practice for a number of years has been to make a single annual grant to all employees participating in the stock option program and to generally make other grants only in connection with employment or promotions.  See Note 10 below for a discussion of the Company’s stock option granting practices.  Options expire five years from the grant date and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis.  Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before and after the adoption of SFAS 123R on August 28, 2005.  The fair values of options granted were estimated using the following weighted-average assumptions:

	Years Ended
	August 26, 2006	August 27, 2005	August 28, 2004
Expected dividend yield	1.64%	1.25%	0.75%
Expected stock price volatility	30.00%	31.82%	36.49%
Weighted average risk-free interest rate	4.19%	3.52%	3.06%
Expected life of options (years)	4.57	3.50	3.50

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date.  Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics.  These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience.  There were no significant changes made to the methodology used to determine the assumptions during fiscal 2006.  The weighted-average grant-date fair value of stock options granted was $5.62 during fiscal 2006, $6.85 during fiscal 2005 and $11.47 during fiscal 2004.  The following table summarizes the transactions under the stock option plans during fiscal 2006:

			Weighted-Average
			Remaining
	Options	Weighted-Average	Contractual Life	Aggregate
(in thousands, except per share amounts)	Outstanding	Exercise Price	in Years	Intrinsic Value
Balance at August 27, 2005	6,062	$30.44
Granted	839	20.42
Exercised	(298)	23.95
Canceled	(846)	28.93
Balance at August 26, 2006	5,757	$29.54	2.33	$2,812
Exercisable at August 26, 2006	3,354	$32.63	1.67	$9

The total intrinsic value of stock options exercised during fiscal 2006, fiscal 2005 and fiscal 2004 was $0.7 million, $9.9 million and $12.0 million, respectively.  As of August 26, 2006, there was approximately $8.8 million of unrecognized compensation cost related to outstanding stock options.  The unrecognized compensation cost will be recognized over a weighted-average period of 1.3 years.

Performance Share Rights

During the second quarter of fiscal 2006, the Company began granting performance share rights to key employees.  Grants of performance share rights are made annually and generally, in connection with employment or promotion of participants in the 2006 Plan.  Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group.  Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth.  The Compensation Committee of the Board of Directors establishes the peer group and performance metrics.  The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter.  The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group.

During fiscal 2006, the Company granted 0.3 million performance share rights to employees at a weighted-average grant-date fair value of $24.16.  The grant-date fair value of the performance share rights is based on the stock price on the grant date.  As of August 26, 2006, there were 0.3 million performance share rights outstanding.  Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued.  As of August 26, 2006, there was approximately $3.9 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis.  The unrecognized compensation cost will be recognized over a weighted-average period of 2.0 years.  None of the performance share rights vested during fiscal 2006.

10.          Special Committee Review of Historical Stock Option Granting Procedures

On September 25, 2006, the Company filed a Form 8-K with the SEC in which the Company advised that it was named as a nominal defendant in a lawsuit filed in the Superior Court of North Carolina, Mecklenburg County, alleging that certain of the Company’s stock option grants were “backdated.”  In connection with the lawsuit, the Company’s Board of Directors (the “Board”) formed a Special Committee (the “Special Committee”), consisting solely of independent directors who were not named as defendants in the lawsuit, to conduct an independent investigation of the Company’s stock option granting practices, evaluate the lawsuit, and take such actions with respect to the lawsuit and related matters as the Special Committee deemed appropriate.  The Special Committee was advised in its review by independent legal counsel, Richards, Layton & Finger, P.A., and by independent accounting experts.  The Special Committee’s five month review included 35 interviews of 21 current or former officers, directors and employees of the Company, as well as the review of documents and electronically-stored information amounting to hundreds of thousands of pages of documents and data.

On March 7, 2007, the Company filed a Form 8-K announcing that, based on its review of the principal factual findings of the Special Committee, the Company determined it did not properly account for certain stock options granted during the period from fiscal 1995 to fiscal 2006.  As a result, the Company determined that a total charge of $10.5 million on a cumulative pretax basis was required, with $9.1 million being to record non-cash equity based compensation charges (the “Stock Option Charge”) and the balance relating to certain income tax related adjustments.  The income tax effect of the cumulative charge was a tax benefit of $3.9 million.

Utilizing the materiality guidelines set forth in SEC Staff Accounting Bulletin No. 99, “Materiality,” and the factual findings of the Special Committee, the Company has determined that the impact of the resulting accounting adjustments attributable to any prior reporting periods is not material to any such periods and that the cumulative impact of recording the Stock Option Charge is not material to the current year.  Therefore, the Company has not restated its previously issued financial statements, but rather recorded the Stock Option Charge and tax related adjustments in the fourth quarter of fiscal 2006.

Company’s Historical Process for Granting Options

Several key findings of the Special Committee relating to the Company’s historical stock option granting practices are summarized below.

•                  Based upon the terms of the Company’s Non-Qualified Stock Option Plan (as amended from time to time, the “1989 Plan”) the Company’s Stock Option Committee or in later years, the Compensation Committee (in each case, the “Option Committee”) was vested with the authority to administer the 1989 Plan and to grant stock options under the 1989 Plan.  During the reporting periods to which the Stock Option Charge is attributed, stock option grants were approved by the Option Committee, acting in virtually all cases by unanimous written consents.  In approving the issuance of stock options, the Option Committee relied heavily upon recommendations of management with respect to matters such as recipients of options, the effective date and exercise price, and the number of shares underlying the options to be awarded.  However, the Option Committee did not delegate to any member of management the authority to make or approve stock option grants.  Although management followed a relatively consistent process in proposing the terms of the option grants, there were no specific guidelines approved by the Option Committee by reference to which the Option Committee could have ascertained whether any recipient had received the appropriate number of option shares or whether the guidelines had been followed.

•                  Annual grants of stock options were made to employees, including officers, in conjunction with the Company’s annual merit review process, which generally occurred over a few weeks following the Company’s fiscal year end (“annual grants”).  From fiscal 1995 through fiscal 2004, the stated effective date of the annual grant was selected by a senior officer of the Company, in consultation with, and with the agreement of, either the Company’s chief executive officer or president.

•                  Stock option grants were also made throughout the year to newly hired and promoted employees (“non-annual grants”).  New hire grants were made in accordance with a consistently applied practice providing that grants made to new employees would be priced using the lowest average daily stock price within the ten-day window following an employee’s hire date.  The use of the ten-day window was generally well known among members of management involved in the stock option grant process and was not concealed.  The practice of using the ten-day window was applied in rare instances to grants made to newly promoted employees.

•                  All stock option grants made by the Company between fiscal 1995 and fiscal 2006 (options to acquire a total of almost 16 million shares) were either annual grants or non-annual grants except for a single instance in which options to acquire 20,000 shares were granted to two officers in fiscal 1997.

Changes in Process

The Special Committee found that the Company made changes to the stock option grant process beginning in fiscal 2005.

•                  Beginning in fiscal 2005, the Option Committee delegated its authority to the chief executive officer for the granting of options to rank and file employees.  In fiscal 2005 and fiscal 2006, the annual grants to recipients at or above the level of vice president were approved by the Option Committee, with the annual grant for all employees in fiscal 2007 being approved at a meeting of the Option Committee.  In October of 2006, the Option Committee adopted guidelines establishing an annual grant date following the Company’s annual earnings release.

•                  The practice of using the ten-day window for grants to newly hired employees continued until September 2005, at which time the Company adopted procedures under which new hire grants would be priced on a specified date following an employee’s hire date.  In October 2006, the Company began making new hire and promotion grants on a monthly basis, on a pre-determined date following the Company’s monthly sales release.

Determination of Measurement Dates for Stock Options

To determine the correct measurement dates under applicable accounting principles for the options, the Company followed the guidance in Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive; and (3) the option’s exercise price.  In instances where the Company determined it could not rely on the original stock option grant date, the Company determined corrected measurement dates based on its ability to establish or confirm, whether through other documentation, consistent or established Company practice or processes, or other credible information, that all requirements for the proper granting of an option had been satisfied under applicable accounting principles.

Management’s conclusions with respect to the measurement date of the annual grants and non-annual grants made during the reporting periods to which the Stock Option Charge is attributed, along with the Special Committee’s principal findings of fact having a direct bearing on such conclusions, are summarized below.

Annual Grants

For the period from fiscal 1995 to fiscal 2006, in most cases, the Special Committee found that unanimous written consents (each, a “Consent”) of the Option Committee for the annual grant were generally not signed by all members of the Option Committee until some time after the stated effective date of the relevant grant.  The Special Committee was unable to determine the dates on which Consents were fully executed in accordance with Delaware law.  The Special Committee made certain factual findings regarding the time at which the annual grants in fiscal years 1997, 2005 and 2006 were approved.

The Special Committee found the evidence to be insufficient to establish that any person involved in the annual grant process intentionally “backdated” any annual grant (i.e., selected the date of grant with the benefit of hindsight).  However, the Special Committee concluded that the process by which the grant dates were selected in certain years was far from satisfactory.  The Special Committee found that the absence of contemporaneous documentation of the selection of grant dates and the failure to contemporaneously communicate the proposed grant date to the Option Committee led to the process being less transparent than desirable.  The selection of the grant date was not linked to the date on which the other principal terms of the annual grant (i.e., the identity of the option recipients and the number of shares underlying the options to be issued to each recipient) were arrived at by management and in some cases occurred prior to such date.  The Special Committee found that the lack of adequate controls in the annual grant process resulted in the creation of an environment in which the stated effective date of the annual grant could have been selected with the benefit of hindsight, without such selection being readily detectable.  The Special Committee further found that if the date of the annual grant was backdated in any year, the record does not demonstrate that such backdating was for the purpose of fraudulently manipulating the Company’s financial statements.  The Special Committee found it appeared that backdating, if any, would have resulted from a belief that it was appropriate to select a grant date at a relatively low price in order to increase the benefit conferred by the 1989 Plan upon the Company’s employees and indirectly, upon the Company and its shareholders.  The Special Committee also has determined that the stated effective date of the annual grant in fiscal year 2001 likely was selected in order to fix a lower exercise price prior to an increase in the price of the common stock expected to result from the release of favorable sales results.  The Special Committee made no finding that the Option Committee or management acted in a fraudulent manner in connection with the Company’s stock option grants.

The Company’s available documentation of the selection of the principal terms of the annual grant (i.e. the identity of the option recipients, the number of options to be issued and the selection of the grant date) and of the date of execution of the Consents was incomplete or not conclusive in most years.  Because the stated effective date of certain annual grants occurred prior to the completion of all required granting actions and/or related documentation, the Company determined that a new measurement date was required for such grants.  However, the Company consistently provided written stock option agreements to all employees receiving stock options on a date that occurred shortly after the completion of the annual review process.  These agreements set forth the grant date, exercise price and the number of shares underlying the option.  As a result, the Company has determined that the correct measurement date for accounting purposes for the options issued pursuant to most annual grants was the date of the delivery of the stock option agreements to its employees, rather than the original grant date recognized by the Company and reflected in the Consents relating to those annual grants.  Approximately $7.9 million of the $9.1 million Stock Option Charge relates to corrections to the measurement date of the stock options issued pursuant to the annual grants made in fiscal years 1995 to 2004 to all stock option participants.

Grants to Newly Hired Employees

The Special Committee found that the Company’s policy of using the lowest price within a ten-day window following an employee’s hire date constituted “backdating,” but that such backdating was not the result of any intent to manipulate the Company’s financial statements.  However, as a result of this practice, the measurement date for options issued pursuant to such non-annual grants for accounting purposes was actually subsequent to the stated grant date, resulting in new measurement dates for the related options.

The Company determined that the correct measurement date for such non-annual grants was the date reflected in the Company’s records as the date on which there was a final determination of the grant date and exercise price, which was generally the tenth day after an employee commenced employment or, in a few instances, the tenth day after an employee was promoted.  Approximately $1.2 million of the $9.1 million Stock Option Charge relates to non-annual grants made in fiscal 1995 through fiscal 2006.

Other Matters

The Company has evaluated whether or not previously deducted compensation expense related to exercised stock options may be non-deductible.  The Company recorded a related tax liability and $1.4 million of interest expense thereon, which is included in the total $10.5 million cumulative pre-tax charge.

The Company is currently assessing whether any negative tax consequences will impact the Company’s employees as a result of this matter.  When this determination is reached, the Board of Directors may decide to compensate the impacted employees in an amount sufficient to offset any negative tax consequences that they may incur.  The Company does not expect such additional compensation expense to be material.

11.          Common Stock:

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock.  Such stock options are antidilutive (options for 5.0 million, 3.4 million and 2.0 million at the end of fiscal 2006, fiscal 2005 and fiscal 2004, respectively) and were not included in the computation of diluted net income per common share.  In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised.

During fiscal 2006, the Company purchased 15.4 million shares of its common stock at a cost of $367.3 million, as described below.  During fiscal 2005 and fiscal 2004, the Company purchased in the open market 3.3 million shares and 5.6 million shares, respectively, at a cost of $92.0 million and $176.7 million, respectively.

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

The shares repurchased in connection with the overnight share repurchase transaction were immediately canceled and returned to the status of authorized but unissued shares.  The total cost of the initial purchase was approximately $201.2 million, including a $1.3 million cap premium and $0.2 million in commissions and other fees.  In accordance with Accounting Principles Board (APB) Opinion 6, “Status of Accounting Research Bulletins,” the Company reduced common stock, capital in excess of par, and retained earnings by approximately $1.0 million, $8.1 million, and $192.1 million, respectively.  In addition, the Company reduced retained earnings by approximately $0.3 million in connection with a dividend fee paid to the bank on January 17, 2006.  The forward contract associated with the overnight share repurchase transaction was accounted for in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as an equity instrument.  The $32.7 million payment made on March 9, 2006, to settle the forward contract was recorded as an adjustment to retained earnings in the third quarter of fiscal 2006.  The total cost of the overnight share repurchase transaction was $234.2 million.

Upon completion of the overnight share repurchase transaction and related forward contract, the Company continued to purchase shares of its common stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  During the third quarter of fiscal 2006, the Company purchased 3.9 million shares of its common stock at a cost of $100.0 million.  During the fourth quarter of fiscal 2006 the Company purchased in the open market 1.5 million shares of its common stock at a cost of $33.1 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors.  As of August 26, 2006, the Company had outstanding authorizations to purchase a total of approximately 6.1 million shares, consisting of 1.1 million shares remaining under an authorization approved by the Board of Directors on April 13, 2005, and 5.0 million shares remaining under an authorization approved by the Board of Directors on August 18, 2006.  Shares purchased under the share repurchase authorizations, with the exception of shares purchased with the proceeds of the Notes, are held in treasury or have been reissued under the Family Dollar 2000 Outside Directors Plan.  Shares purchased with the proceeds of the Notes were canceled and returned to the status of authorized but unissued shares.

The following table sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share amounts)	2006	2005	2004
Basic Net Income Per Share:
Net income	$195,111	$217,509	$257,904
Weighted average number of shares outstanding	154,967	166,791	170,770
Net income per common share — basic	$1.26	$1.30	$1.51

Diluted Net Income Per share:
Net income	$195,111	$217,509	$257,904
Weighted average number of shares outstanding	154,967	166,791	170,770
Effect of dilutive securities — stock options	31	301	854
Effect of dilutive securities — performance share rights	126	—	—
Average shares — diluted	155,124	167,092	171,624
Net income per common share — diluted	$1.26	$1.30	$1.50

12.          Segment Information

The Company manages its business on the basis of one reportable segment.  All of the Company’s operations are located in the United States.  The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Years Ended
(in thousands)	August 26, 2006	August 27, 2005	August 28, 2004
Classes of similar products:
Consumables	$3,702,573	$3,372,564	$2,994,831
Home products	972,005	902,845	855,666
Apparel and accessories	920,847	879,546	839,820
Seasonal and electronics	799,347	669,853	591,571
Net sales	$6,394,772	$5,824,808	$5,281,888

The consumables category includes household chemical and paper products, candy, snacks and other food, health and beauty aids, hardware and automotive supplies, and pet food and supplies.  The home products category includes domestic items such as blankets, sheets and towels as well as housewares and giftware.  The apparel and accessories category includes men’s, women’s, boys’, girls’ and infants’ clothing and shoes.  The seasonal and electronics category includes toys, stationery and school supplies, seasonal goods and electronics, including pre-paid cellular phones and services.

13.          Unaudited Summaries of Quarterly Results:

(In thousands, except per share amounts)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
2006
Net sales	$1,511,457	$1,735,683		$1,569,516	$1,578,116
Gross margin	508,203	570,489		527,727	511,887
Net income	51,389	54,529	(1)	56,914	32,279	(2)
Net income per common share(4)	$0.32	$0.35	(1)	$0.37	$0.21	(2)

2005
Net sales	$1,380,245	$1,586,754		$1,427,966	$1,429,843
Gross margin	460,352	520,919		479,352	455,616
Net income	54,429	80,073		53,774	29,233	(3)
Net income per common share(4)	$0.32	$0.48		$0.32	$0.18	(3)

(1)           Includes the impact of a $45.0 million pre-tax litigation charge associated with an adverse litigation judgment.  See Note 8 for more information.

(2)           Includes the impact of a $10.5 million cumulative pre-tax charge to adjust non-cash stock-based compensation expense and related interest expense.  See Note 10 for more information.

(3)             Includes the impact of an $8.4 million cumulative pre-tax charge to correct property tax accruals on leased properties.

(4)           Figures represent diluted earnings per share.  The sum of the quarterly net income per common share may not equal the annual net income per common share due to rounding.

14.          Related Party Transactions:

The Company purchased a variety of merchandise in the ordinary course of business from entities owned or represented by non-employee family members of the Company’s Chairman of the Board and Chief Executive Officer.  These transactions totaled approximately $1.3 million, $1.2 million and $1.2 million, in fiscal 2006, in fiscal 2005 and fiscal 2004, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Review of Historical Stock Option Grant Procedures

As discussed in Note 10 to the Consolidated Financial Statements included in this Report, a Special Committee of the Board of Directors has reviewed the Company’s historical stock option granting practices and, as a result of such review, the Company recorded a charge in the fourth quarter of fiscal 2006 for certain non-cash stock-based compensation expense and related interest expense.  Management has reviewed the Special Committee’s factual findings regarding the Company’s stock option granting practices, including findings regarding changes in the Company’s stock option granting process instituted in fiscal 2005.  The Special Committee has not made its determinations concerning remediation or what actions the Company should take with respect to the pending shareholder derivative litigation.

Disclosure Controls and Procedures

Based on an evaluation by management of the Company (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), including consideration of the matters set forth in the preceding paragraph, as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Consistent with the suggestion of the SEC, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 26, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 26, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which is included under Item 8 of this Report.

Attestation Report of the Registered Public Accounting Firm

Included in Item 8 of this Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None

PART III

ITEM 10.                                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors of the Registrant

The following information is furnished with respect to each of the directors of the Company as of March 3, 2007:

Name	Committee	Age
Mark R. Bernstein (1)	Lead Director Chairman, Nominating/ Corporate Governance Committee	76

Sharon Allred Decker (2)	Compensation Committee Nominating/ Corporate Governance Committee	50

Edward C. Dolby (3)	Audit Committee Compensation Committee	62

Glenn A. Eisenberg (4)	Chairman, Audit Committee	45

Howard R. Levine (5)	Chairman of the Board Equity Award Committee	48

George Mahoney(6)	—	64

James G. Martin (7)	Chairman, Compensation Committee Nominating/ Corporate Governance Committee	71

Dale C. Pond (8)	Audit Committee Compensation Committee	60

(1)                Mark R. Bernstein has served as a director since 1980.  He is Of Counsel with the law firm of Parker, Poe, Adams & Bernstein L.L.P.  Prior to his January 2002 retirement, he was a partner in the law firm for more than the preceding five years.  Mr. Bernstein was elected as the Lead Director of the Board of Directors in August 2004.

(2)                Sharon Allred Decker has served as a director since 1999.  Mrs. Decker has been the Chief Executive Officer of The Tapestry Group, LLC, a consulting, communications and marketing firm since September 2004.  From April 2003 to August 2004, she was President of The Tanner Companies, a manufacturer and retailer of apparel.  From August 1999 to March 2003, she was President of Doncaster, a division of The Tanner Companies.  Doncaster is a direct sales organization selling a high-end line of women’s apparel.  From January 1997 to July 1999, she was President and Chief Executive Officer of The Lynnwood Foundation, which created and now manages a conference facility and leadership institute.  Mrs. Decker also is a director of Coca-Cola Bottling Co. Consolidated and SCANA Corporation.

(3)                Edward C. Dolby has served as a director since 2003.  He has been the President of The Edward C. Dolby Strategic Consulting Group, LLC since September 2002, when he established the company to engage in business consulting.  Prior to his retirement in December 2001, Mr. Dolby was employed by Bank of America Corporation for 32 years, where his positions included President of the North Carolina and South Carolina Consumer and Commercial Bank.

(4)                Glenn A. Eisenberg has served as a director since 2002.  He is the Executive Vice President - Finance and Administration of  The Timken Company, a position he has held since January 2002.  The Timken Company is an international manufacturer of highly engineered bearings and alloy steels and a provider of related products and services.  From 1990 to 2001, Mr. Eisenberg was employed by United Dominion Industries, an international manufacturer of proprietary engineered products, where he held various positions, including President and Chief Operating Officer from December 1999 to May 2001.  He is also a director of Alpha Natural Resources, Inc.

(5)                Howard R. Levine has served as a director since 1997.  He was employed by the Company in various capacities in the Merchandising Department from 1981-1987, including employment as Senior Vice President — Merchandising and Advertising.  From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies’ apparel stores.  From 1992 to April 1996, he was self-employed as an investment manager.  He rejoined the Company in April 1996, and was elected Vice President-General Merchandise Manager: Softlines in April 1996, Senior Vice President-Merchandising and Advertising in September 1996, President and Chief Operating Officer in April 1997, Chief Executive Officer (“CEO”) in August 1998, and Chairman of the Board in January 2003.  Mr. Levine is the son of Leon Levine, the former Chairman of the Board and founder of the Company, who retired in January 2003.

(6)                George R. Mahoney, Jr. has served as a director since 1987.  He was employed by the Company as General Counsel in 1976 and served as the Executive Vice President, General Counsel and Secretary of the Company from 1991 until his retirement in May 2005.

(7)                James G. Martin has served as a director since 1996.  He has been associated with the Carolinas HealthCare System since January 1993, where he currently serves as a Corporate Vice President.  He served as Governor of the State of North Carolina from 1985 to 1992 and was a member of the United States House of Representatives, representing the Ninth District of North Carolina, from 1973 until 1984.  Dr. Martin is also a director of Palomar Medical Technologies, Inc. and the North Carolina Capital Management Trust.

(8)                Dale C. Pond was appointed to the Board in April 2006.  He retired in June 2005 as Senior Executive Vice President-Merchandising/Marketing after serving twelve years with Lowe’s Companies, Inc., the second largest home improvement retailer in the world.  Prior to joining Lowe’s, he held a series of senior management positions at leading retailers and home improvement companies. Mr. Pond also is a director of Bassett Furniture Industries Inc., and Home Safety Council.

Executive Officers of the Registrant

The following information is furnished with respect to each of the executive officers of the Company as of March 3, 2007:

Name	Position and Office	Age
Howard R. Levine (1)	Chairman of the Board and Chief Executive Officer	48

R. James Kelly (2)	President and Chief Operating Officer, Interim Chief Financial Officer	59

Robert A. George (3)	Executive Vice President- Merchandising	44

Charles S. Gibson, Jr. (4)	Executive Vice President- Supply Chain	45

Kathi S. Child (5)	Senior Vice President- Human Resources	55

Dorlisa K. Flur (6)	Senior Vice President- Strategy and Business Development	41

Janet G. Kelley (7)	Senior Vice President- General Counsel and Secretary	53

C. Martin Sowers (8)	Senior Vice President- Finance	49

Barry Sullivan (9)	Senior Vice President- Store Operations	43

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

(2)             Mr. R. James Kelly was employed by the Company as Vice Chairman-Chief Financial and Administrative Officer in January 1997 and was promoted to President and Chief Operating Officer in August 2006.  Mr. Kelly continues to serve as Interim Chief Financial Officer.

(3)             Mr. Robert A. George was employed by the Company as Executive Vice President-Merchandising in August 2005.  Prior to his employment by the Company, he was employed by Staples Corporation, an office supply retailer, from 1986 to July 2005, where his last position was Senior Vice President, General Merchandise Manager — Office Products.

(4)             Mr. Charles S. Gibson, Jr., was employed by the Company as Vice President-Logistics in September 1997 and was promoted to Senior Vice President-Distribution and Logistics in October 1999 and to Executive Vice President-Supply Chain in September 2003.

(5)             Ms. Kathi S. Child was employed by the Company as Senior Vice President-Human Resources in March 2006.  Prior to her employment by the Company, she was employed by JC Penney, Inc., a chain of department stores, from 1988 to 2005, where her last position was Senior Vice President, Director of Human Resources.

(6)             Ms. Dorlisa K. Flur was employed by the Company as Senior Vice President-Strategy and Business Development in June 2004.  Prior to her employment by the Company, she was employed by McKinsey & Company, a global management consulting firm, from 1988 to May 2004, where her last position was Principal with responsibility for McKinsey’s Retail Practice in the Southeast.

(7)             Ms. Janet G. Kelley was employed by the Company as Senior Vice President-Senior Counsel in January 2004 and promoted to Senior Vice President-General Counsel in May 2005.  Prior to her employment by the Company, she was employed by Kmart Corporation, a chain of discount stores, from April 2001 to January 2003, where her last position was Executive Vice President and General Counsel.  Kmart Corporation filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws in January 2002 and emerged from bankruptcy in May 2003.  From June 1999 to April 2001, she was employed by Limited Brands, Inc., a chain of specialty apparel and personal beauty stores, as Vice President and Senior Counsel.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of the Company’s common stock and to furnish the Company with copies of such reports.  To the Company’s knowledge, which is based solely on a review of the copies of such reports furnished to the Company and written representations from Reporting Persons that no other reports were required, all Reporting Persons complied with all applicable filing requirements during fiscal 2006, except that as a result of an administrative oversight, Dorlisa K. Flur, Robert A. George, Charles S. Gibson Jr., Janet G. Kelley, R. James Kelly, Howard R. Levine, C. Martin Sowers and Barry Sullivan each were approximately two weeks late in filing their Form 4 reports with respect to the acquisition of employee stock options granted on September 28, 2005.  Additionally, Mr. Levine filed a Form 5 on October 10, 2006, reporting the gift of 50,000 shares on December 27, 2004.

Code of Ethics

The Company has adopted: (i) a Code of Ethics that applies to the Chief Executive Officer and senior financial officers, including the Chief Financial Officer, the principal accounting officer and the controller; (ii) a Code of Business Conduct that governs the actions of all Company employees, including officers; and (iii) a Board of Directors Code of Business Conduct applicable to all directors (collectively the “Codes of Conduct”).  The Codes of Conduct are posted within the Investors section of the Company’s Internet website at www.familydollar.com.  The Company will provide a copy of the Codes of Conduct to any stockholder upon request.  Any amendments to and/or any waiver from a provision of any of the Codes of Conduct granted to any director, executive officer or any senior financial officer, must be approved by the Board of Directors and will be disclosed on the Company’s Internet website within three business days following the amendment or waiver.  The information contained on or connected to the Company’s Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

Audit Committee

The Company has a standing Audit Committee.  The Board of Directors has determined that all members of the Audit Committee are independent and are financially literate as required by the NYSE listing standards, and that the Chairman of the Audit Committee, Mr. Glenn A. Eisenberg, is an “audit committee financial expert,” as defined by the SEC guidelines, and has accounting or related financial management expertise, as required by the NYSE’s listing requirements.

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

The primary objectives of the Company’s executive compensation program are to:

•                                         Provide competitive compensation packages that enable the Company to attract and retain key executives who can successfully implement the objectives, goals, and strategic initiatives the Board and executive management have established for the Company;

•                                         Align the interests of the Company’s executives with those of the stockholders by directly linking a significant portion of executive compensation to the short-term and long-term financial performance of the Company;

•                                         Ensure executive compensation is fair, equitable and consistent as to each component of compensation; and

•                                         Provide a total compensation program that recognizes individual contributions as well as overall business results.

To meet these goals, the Company provides the following to its chief executive officer, principal financial officer and three additional most highly compensated executive officers (the “Named Executive Officers” or “NEOs”):

•                                         Base salary;

•                                         Annual cash bonus;

•                                         Performance-based share awards;

•                                         Stock options;

•                                         Certain perquisites;

•                                         Severance and change in control benefits; and

•                                         401(k) savings and deferred compensation plans.

Compensation Evaluation and Award Process

Compensation for the Company’s NEOs is reviewed and approved by the Compensation Committee on an annual basis.  The Compensation Committee of the Company approves the Company’s various short-term and long-term compensation plans, as described below, which form the basis for all officer compensation packages.  To assist in determining the proper NEO compensation levels, the Committee has engaged Hay Group, Inc. to analyze each NEO’s position, looking at factors such as the size of the Company, scope of responsibility, importance of the role and its impact on organizational results, in order to identify comparable positions at both retail and non-retail companies.  Once such comparable positions are identified, Hay Group, Inc. provides the Committee with information regarding both the total compensation package for competitive positions and components of compensation.

The Compensation Committee also considers tally sheets prepared by management when considering NEO compensation packages.  The tally sheets set forth the total dollar value of each NEO’s annual compensation for the past three years, including salary, short and long-term incentive compensation, the cost to the Company of various health and insurance benefits, perquisites, and other compensation.  The tally sheets also provide information with respect to accumulated realized and unrealized stock option gains, grants of stock made pursuant to the Company’s performance share rights program and amounts payable to NEOs upon termination of employment under various different circumstances, including retirement and termination in connection with a change of control.

As a part of the annual compensation review process, the Committee meets with, and receives the recommendations of the Chief Executive Officer (“CEO”) as to the appropriate compensation packages for each NEO, other than the CEO.  The Chairman of the Compensation Committee meets with the CEO to discuss his compensation package and conveys information obtained to the Committee.  Management and outside consultants also provide the Compensation Committee with materials that describe retail industry compensation trends and best practices to help the Compensation Committee make informed compensation decisions and to ensure that the Compensation Committee is aware of recent developments in the field of executive compensation.  Once the Committee has reviewed all of such information, the Committee establishes both a total compensation level for each NEO and establishes or approves the various elements of the total compensation package using the information provided by Hay Group, Inc., advice from Steven Hall & Partners, advice of management and other information such as the performance, experience and longevity of the individual officer, existing pay levels and external market demands.  Steven Hall & Partners does not provide compensation advice to the Company’s management.

The Committee has not established a formula or pre-established methodology for determining total direct compensation or for the allocation of compensation among salary, short-term and long-term incentive compensation.  However, the Committee has generally established the total direct compensation level of each NEO, other than the CEO, at the 50th percentile for similar positions at retail companies.  The total direct compensation of the CEO for the current fiscal year is between the 25th   and 50th percentiles for comparable positions at retail companies.  The Committee has weighted the compensation packages of the NEOs toward performance based compensation, with short-term bonus opportunities meeting or exceeding comparable retail positions while long-term incentives approximate the 50th percentile or higher of comparable retail positions, except for the CEO, who has long term incentives between the 25th and 50th percentiles of comparable retail positions.

The Company’s CEO, assisted by other executive officers, reviews similar materials in determining the compensation packages of the Senior Vice Presidents who are not NEOs.  The CEO reviews such compensation packages with the Compensation Committee and obtains their approval of all equity grants made to any officer at the level of Vice President or above.  Based on all information available to it, the Company believes that the total compensation packages offered to all of the Company’s executive officers are reasonable, competitive and designed to achieve the Company’s compensation goals.

Factors for Determining Compensation Mix

To determine the proper mix of compensation types, the Compensation Committee considers a number of factors, including:

•                                         Historical information  The Committee relies on historical information to show the Committee which compensation designs have been most successful in helping the Company achieve its business strategy.  Historical information is also relevant in determining what compensation designs and what mixes of compensation have aided the Company’s executive officer retention efforts.

•                                         Current market practices  As discussed above, the Committee compares both total direct compensation and each element of the Company’s compensation package against a peer group of similar retail and non-retail companies, with a special emphasis on the compensation practices of the Company’s most direct competitors.  The Committee relies on compensation consultants and executive recruiters to provide information regarding the compensation practices of the Company’s peers.  Recent successes or failures of the Company’s executive recruitment efforts are also factors in the establishment of compensation levels.

•                                         Management recommendations  The Committee considers management recommendations, including individual performance ratings as prepared by executive management when making compensation awards at the end of each fiscal year.

•                                         Consideration of All Elements of Compensation  In setting compensation levels, the Committee considers all elements of the compensation program in total as well as each element in isolation.

•                                         Balance  The Company’s compensation program is intended to be balanced.  The Committee considers the need to provide sufficient guaranteed short-term income via base salary and benefits, but also performance-based short and longer-term financial rewards which will promote achievement of the Company’s goals when making compensation decisions.  Further, the Committee believes that as an individual’s level of responsibility and ability to contribute to the Company’s financial results increases, such individual’s total compensation should also increase.  As an individual’s total compensation increases, the Committee believes that the ratio of both equity to non-equity compensation and performance-based compensation to total compensation should also increase.

•                                         Compensation best practices  The Committee believes that compensation decisions should be reasonable, responsible and tied to the best interests of the Company’s stockholders.  The Company’s stockholders should understand the Company’s compensation philosophy and program goals.  Therefore, the Company consistently monitors developments in executive compensation “best-practices” to assist the Committee in achieving these objectives.

•                                         Internal equity  The Company’s compensation program is intended to be internally fair.  The Committee monitors the relationship between the CEO’s total compensation to that of the Company’s other executive officers.

Elements of Compensation

The following describes the different types of employee compensation, as well as the rationale for each element.

Base Salary  NEO salary ranges are determined by reviewing compensation surveys, as well as market information provided by recruiters and the Committee’s consultants for similar positions, with special consideration given to compensation at retail companies with sales exceeding $1 billion.  Generally, the Company targets base salaries at the 50th percentile of this group of competitors.  The Committee believes that setting salaries at a lower level would prevent the

Company from attracting and retaining top-notch executive talent, and setting salaries at a higher level would over-compensate executives without requiring corresponding performance.  A NEO’s particular salary within the established range is determined by considering his or her experience, internal review of pay relative to other officers, competitive information provided by the Committee’s consultants, and contribution to the Company’s objectives, as well as the Company’s operating performance.

For fiscal 2007, the Committee has approved annual compensation packages for the NEOs including the following base salaries:  Mr. Howard R. Levine — $800,000, Mr. Robert George — $375,000, Mr. Charlie Gibson — $340,000 and Ms. Janet Kelley — $300,000.  Base salary adjustments reflect market conditions and the Company’s objective of establishing salaries at the 50th percentile for competitive companies, plus an evaluation of individual performances.  In connection with his promotion from Chief Financial Officer to Chief Operating Officer, at its August 17, 2006 meeting, the Committee approved a base salary of $600,000 for Mr. R. James Kelly in recognition of his expanded role and competitive market data for such new role.

Short-Term Incentive Awards  The Company provides short-term (annual) cash incentive awards to NEOs to encourage them to meet individual and Company performance goals.  The Committee uses the procedures described above under “Compensation Evaluation and Award Process” to determine the appropriate bonus potential, as well as the overall design of compensation plans, in order to establish a market competitive bonus opportunity.  The Company strives to ensure that similar positions across the Company have similar bonus potential.

In fiscal 2006, the Committee made awards to the NEOs under the Company’s Incentive Profit Sharing Plan.  Under this plan, executive officers and other supervisory personnel were eligible to receive a cash bonus equal to a percentage of their base salary (the “Target Bonus”), based on the Company’s achieving certain pre-tax earnings goals as established by the Committee.  The amount of an executive officer’s potential bonus award was based on his or her salary.  For NEOs, potential target bonus payments ranged from 35% to 100% of annual salary.  The bonus potential was greater for senior executives than for other participants in the program, because the Company endeavors to tie more of those executives’ compensation to the achievement of earnings goals.  2006 Target Bonus amounts approved by the Committee for the NEOs were as follows:

Name	Target Bonus Percentage
Howard R. Levine	100%
R. James Kelly	75%
Robert George	50%
Charlie Gibson	50%
Janet G. Kelley	35%

The Target Bonus under the Incentive Profit Sharing Plan is generally set at a level which would require the Company to perform consistent with, or beyond its publicly stated financial goals.  Target Bonus payments are considered an integral part of the Company’s compensation structure.  Therefore, while Target Bonus goals are linked to the Company’s performance goals, the levels are intended to be within a reasonable range of achievement each year.

The Incentive Profit Sharing Plan is designed so that (1) if the Company exceeds its pre-tax earnings goals, the potential bonus is increased by 2% for each 1% by which the goal was exceeded, up to a maximum of 50% additional bonus if the Company exceeds its earnings goals by 25% and (2) if the Company does not meet its pre-tax earnings goals, the potential bonus is decreased by 5% for each 1% by which the goal is missed, with no bonuses paid at all if pre-tax earnings are below 90% of the stated goal.  With the exception of Mr. Levine and Mr. Kelly, executive officers’ individual performance ratings could also increase or decrease their potential bonus based on achievement of individual performance goals set at the beginning of the year, including:

•                                         The NEO’s success in executing his or her managerial responsibilities; and

•                                         The NEO’s impact on the operating goals of the Company (including sales, pre-tax earnings and return to stockholders).

Based on the Company exceeding the target pre-tax earnings goal by approximately 9% (excluding the impact of a $45 million litigation charge and a $10.5 million charge related to stock option expenses, as permitted by the Incentive Profit Sharing Plan and approved by the Compensation Committee) and factoring in the individual performance ratings for the NEOs other than Mr. Levine and Mr. Kelly, the NEOs earned the following bonus amounts under the Incentive Profit Sharing Plan for fiscal 2006 performance:

Name	Bonus Amount
Howard R. Levine	$857,537	(1)
R. James Kelly	$408,950	(1)
Robert George	$214,343	(2)
Charlie Gibson	$193,840	(3)
Janet G. Kelley	$132,771	(4)

(1)             Represents 118% of Target Bonus

(2)             Represents 122% of Target Bonus

(3)             Represents 125% of Target Bonus

(4)             Represents 132% of Target Bonus

At a meeting on October 3, 2006, the Committee adopted The Family Dollar Stores, Inc. 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (the “Cash Bonus Award Guidelines”), pursuant to the 2006 Plan.  The Cash Bonus Award Guidelines are effective for fiscal 2007 and replace the annual bonuses paid under the Company’s Incentive Profit Sharing Plan for fiscal 2006 on substantially the same terms.  2007 target bonus awards under the Cash Bonus Award Guidelines approved by the Committee for the NEOs are as follows:

Name	Target Bonus Percentage
Howard R. Levine	100%
R. James Kelly	75%
Robert George	50%
Charlie Gibson	50%
Janet G. Kelley	40%

Long-Term Incentive Awards  The Committee believes that a substantial portion of each NEO’s compensation should be both performance-based and in the form of equity awards.  The Company’s long-term incentive awards are designed to closely align the interests of management and executives with those of the Company’s stockholders.  The Company offers two types of long-term incentive compensation: stock options and performance share rights (“PSRs”).  Both types of equity compensation are awarded under the Company’s 2006 Plan, which was approved by the stockholders on January 19, 2006.

The Committee uses the procedures described above under “Compensation Evaluation and Award Process” to determine the appropriate total dollar value of long-term incentive compensation to award each NEO.  This dollar value is reviewed each year, and can change based on the executive officer’s performance and market conditions.  Once the dollar value is established, it is divided equally between stock options and PSRs.  Option and PSR awards are denominated in shares.  The number of options and PSRs awarded is set so that the grant date fair value of the awards determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“FAS 123R”) equals the total dollar value of long-term incentive compensation approved by the Committee for the NEO.

The Committee believes that awarding a balanced mix of stock options and PSRs reduces the Company’s historical dependence on stock options and more firmly ties executive officer compensation to performance.  The communication of these grants in terms of dollar value at the time of grant helps the executive officer understand the true value of equity compensation and also helps the Company understand its compensation costs for each executive officer.

The Company has adopted a policy of making equity awards on pre-established dates in order to avoid any potential issues regarding the selection of grant dates based upon the release of material information about the Company’s performance.  Annual equity awards are presented to the Committee for approval at a scheduled Committee meeting on the first Tuesday after the Company’s fiscal year end earnings release.  Equity awards are also given to employees throughout the year, as they are hired or promoted into positions eligible for those awards.  For newly hired or promoted employees below the level of Vice President, equity awards are reviewed and approved by the Equity Award Committee of the Board on the first Tuesday after the Company’s monthly sales release.  For newly hired or promoted employees at or above the level of

Vice President, equity awards are approved by the Committee at a meeting held the same day.  The exercise price for all stock options is determined by the closing price of Family Dollar stock on the date the option grant is approved.

Performance Share Rights Awards  PSRs were awarded under the 2006 Plan, and according to the terms of the 2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards.  When an employee is awarded PSRs, that employee receives a right to be issued shares of the Company’s common stock if the Company performs at a certain level, as compared to a selected peer group of companies, over the relevant performance period.  Performance is determined by analyzing the Company’s net income growth (“earnings growth”) and average annual return on equity (“ROE”).  Each of these factors is given equal weight.  Performance share rights are generally determined using a three-year performance period.  However, the Company made one-year performance period awards in fiscal 2006 and in fiscal 2007 to help employees understand the metrics of these awards.

Each participating employee is awarded a “target” number of shares.  These shares are awarded to the employee at the end of a performance period if the Company is at the 50th percentile in relation to its peer group for earnings growth and ROE.  If the Company’s performance is above or below the 50th percentile, the number of shares will be adjusted upward or downward, respectively.  No awards are made if the Company’s performance is below the 30th percentile, and awards are increased to a maximum of twice the “target” award if the Company’s relative performance is above the 90th percentile, as follows:

Performance Against Selected Peer Group	Percent of Award Adjustment (to Target Award)
100th Percentile	200%
75th Percentile	150%
50th Percentile	100%
40th Percentile	75%
30th Percentile	25%
<30th Percentile	0%

For fiscal 2006, the peer group consisted of the following companies:  7-Eleven, 99 Cent Only Stores, Big Lots, Casey’s General Stores, Cato, CVS, Dollar General, Dollar Tree Stores, Fred’s, Kohl’s Department Stores, Longs Drug Stores, Office Depot, Payless ShoeSource, Shopko, SuperValu, Target Corporation, TJX Companies, Inc., The Pantry, Inc., Walgreens and Wal-Mart Stores, Inc.  For fiscal 2007, the peer group consists of the same companies with the exception of 7-Eleven and Shopko.

For fiscal 2006, target PSR awards approved by the Committee for the NEOs were as follows:

Name	Target PSR Grant
Howard R. Levine
1 Year Performance Share Award	12,500
3 Year Performance Share Award	37,500

R. James Kelly
1 Year Performance Share Award	8,000
3 Year Performance Share Award	24,000

Robert George
1 Year Performance Share Award	2,917
3 Year Performance Share Award	8,750

Charlie Gibson
1 Year Performance Share Award	2,500
3 Year Performance Share Award	7,500

Janet G. Kelley
1 Year Performance Share Award	1,333
3 Year Performance Share Award	4,000

Based on the Company’s achieving at the 56th percentile in relation to its peer group for earnings growth and ROE in fiscal 2006, the NEOs earned the following number of shares of common stock pursuant to the 1-year  PSR awards:

Name	PSRs Earned
Howard R. Levine	14,000
R. James Kelly	8,960
Robert George	3,268
Charlie Gibson	2,800
Janet G. Kelley	1,495

In October 2006, the Committee approved the following target PSR awards to the NEOs for fiscal 2007:

Name	Target PSR Grant
Howard R. Levine
1 Year Performance Share Award	12,500
3 Year Performance Share Award	37,500

R. James Kelly
1 Year Performance Share Award	9,167
3 Year Performance Share Award	27,500

Robert George
1 Year Performance Share Award	2,229
3 Year Performance Share Award	6,687

Charlie Gibson
1 Year Performance Share Award	2,178
3 Year Performance Share Award	6,532

Janet G. Kelley
1 Year Performance Share Award	1,199
3 Year Performance Share Award	3,595

Stock Option Awards  Awards of stock options under the Company’s 2006 Non-Qualified Stock Option Grant Program generally have the following terms:

•                                         The exercise price for each option is the closing price of the Company’s stock on the date the option grant is approved.

•                                         Options have a term of five years and may not be exercised for at least two years from the date of the grant.

•                                         Each option becomes exercisable in cumulative installments of not more than 40% of the number of shares subject to the option after two years, 70% after three years and 100% after four years.  This vesting schedule encourages executives to remain employed by the Company and helps to ensure an appropriate link to stockholder total return.

•                                         Grants do not include reload provisions and repricing of options is prohibited without stockholder approval.

In October 2006, the Compensation Committee approved the following stock option awards to the following NEOs for fiscal 2006 performance: Mr. Levine — 150,000, Mr. Kelly — 110,000, Mr. George — 21,845, Mr. Gibson — 21,340 and for Ms. Kelley — 11,746.

Perquisites  NEOs (along with selected other senior executives) participate in a Medical Expense Reimbursement Plan and are offered executive disability insurance coverage paid for by the Company.  Pursuant to his employment agreement with the Company, Mr. Levine is entitled to non-exclusive personal use of the Company’s aircraft, subject to certain limits established by the Board each year.  For the 2007 fiscal year, the Board has limited Mr. Levine’s personal usage of the Company’s aircraft to 70 hours.  The Committee considers the incremental cost to the Company and the benefit to Mr. Levine of this perquisite when setting his total compensation each year.

The Company believes it is necessary to offer these benefits in order to support the Company’s recruitment and retention efforts because many of the Company’s competitors offer similar benefits.  Because the Company does not offer NEOs any other perquisites other than those benefits generally available to all Company employees, or as further described in Note 5 to the “Summary Compensation Table” set forth below, the Company views these perquisites as reasonable and necessary to its compensation program.

Employment Agreements  The Company has entered into employment agreements with the Chairman of the Board and CEO, Howard R. Levine; President, Chief Operating Officer and Interim Chief Financial Officer, R. James Kelly; Executive Vice President, Robert A. George; and Executive Vice President, Charles S. Gibson, Jr. under which each such executive officer is entitled to certain compensation and benefits.  Under these agreements the above named executive officers also agree to certain non-competition and non-solicitation covenants.  See “Employment Agreements with Named Executive Officers” set forth below.

Presently, no other executive officer is party to an employment agreement with the Company.

Severance and Change in Control Benefits

The Company has entered into employment agreements and/or maintains incentive plans that will require the Company to provide compensation or other benefits to the NEOs in connection with certain events related to a termination of employment or change of control.  For a description of the terms of these arrangements see “Potential Payments Upon Termination Or Change Of Control” set forth below.

The Company has established these arrangements for the following reasons:

•                                         the Company believes that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of its executive officers notwithstanding the possibility, threat or occurrence of a change of control;

•                                         the Company believes it is imperative to diminish the inevitable distraction to the Company’s executive officers by virtue of the personal uncertainties and risks created by a pending or threatened change of control; and

•                                         the Company believes providing executive officers compensation and benefits arrangements upon a change of control is necessary in order for the Company to be competitive with compensation packages of other similarly-situated companies.

Stock Ownership Guidelines

The Company believes that its executive officers should hold a substantial equity interest in the Company in order to closely link the interests of the Company’s stockholders with management.  Consequently, the Board has established stock ownership guidelines for all of the Company’s officers who hold the position of Vice-President or above.  Under these guidelines, those officers are expected to achieve ownership of the Company’s common stock valued at a multiple of the officer’s annual base compensation, ranging from one times salary for Vice Presidents to five times salary for the CEO.  Pending achievement of these ownership goals, officers will be required to retain 25% of the net value (after the exercise price of any options and after applicable taxes) of any equity award.

Incentive Plan Retirement Provisions

The Family Dollar Stores, Inc. 1989 Non-Qualified Stock Option Plan (the “1989 Plan”) and the 2006 Plan each contain retirement provisions which provide that stock options granted to and held by qualifying retirees at the date of retirement shall continue to vest and be exercisable in accordance with the terms of each plan.  In order to qualify as a “retiree” under each Plan, an employee must voluntarily terminate his or her employment at age sixty years or older after a period of at least ten years of service to the Company.  Additionally, retirees must agree to abide by certain non-compete and solicitation provisions for a period of five years.  This provision of the 1989 Plan only applies to options that were (i) unvested as of January 20, 2005, or (ii) any vested stock options that were “underwater” on such date.

Deferred Compensation Plan

The Family Dollar Compensation Deferral Plan (the “Deferred Compensation Plan”) allows certain employees, including NEOs, to defer receipt of up to 50% of their salary and 75% of their bonus payments.  The Company provides this benefit to aid retention and recruitment, as most of the companies with whom the Company competes provide a similar benefit to their executive officers.  For a description of the material terms of the Deferred Compensation Plan see “Nonqualified Deferred Compensation” set forth below.

401(k) Plan

The Company offers a 401(k) savings plan for all eligible employees.  The Company’s matching contribution is 50% of employee contributions up to 3% of base salary or bonus pay, subject to plan and Internal Revenue Code limits.

Tax and Accounting

Deductibility of Compensation  Section 162(m) of the Internal Revenue Code provides that publicly held companies may not deduct in any taxable year compensation in excess of $1 million paid to the CEO or any of the four other highest paid executive officers which is not “performance-based,” as defined in Section 162(m).  The Company’s stockholders have approved the 1989 Plan, the 2006 Plan and the Incentive Profit Sharing Plan for the purpose of preserving the future deductibility of all compensation paid under these plans.  The Committee fully considers Section 162(m) when determining executive compensation packages and believes that all applicable executive officer compensation paid in fiscal 2006 met the deductibility requirements of Section 162(m).

FAS 123(R)   The Company began accounting for share-based payments including stock options and PSRs pursuant to FAS 123(R) on August 27, 2006.

2006 Summary Compensation Table

The following table sets forth information concerning the compensation earned during fiscal 2006 by the NEOs.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Comp- ensation (1)(4)	All Other Comp- ensation ($)(5)		Total ($)
Howard R. Levine
Chairman of the Board and Chief Executive Officer	2006	728,585	—		499,842	874,617	857,537	99,360	(6)	3,059,941

R. James Kelly
President, Chief Operating Officer and Chief Financial Officer	2006	465,774	—		319,899	659,228	408,950	20,725		1,874,576

Robert A. George
Executive Vice President - Chief Merchandising Officer	2006	353,711	50,000	(7)	116,637	143,327	214,343	41,222		919,240

Charles S. Gibson, Jr.
Executive Vice President - Supply Chain	2006	308,901	—		99,968	243,574	193,840	15,475		861,758

Janet G. Kelley
Senior Vice President - General Counsel and Secretary	2006	282,806	—		53,332	206,133	132,771	15,311		690,353

(1)             Includes amounts deferred by certain of the NEOs pursuant to the Deferred Compensation Plan.

(2)             The amounts shown in this column indicate the dollar amount of compensation cost recognized by the Company in fiscal 2006 pursuant to FAS 123R for PSRs.  Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  See Note 9 to the Consolidated Financial Statements included in this Report for a discussion of the relevant assumptions made in these valuations.

(3)             The amounts shown in this column indicate the dollar amount of compensation cost recognized by the Company in fiscal 2006 pursuant to FAS 123R for option awards.  Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  See Note 9 to the Consolidated Financial Statements included in this Report for a discussion of the relevant assumptions made in these valuations.

(4)             Represents amounts earned under the Company’s Incentive Profit Sharing Plan (“Profit Sharing Plan”) in fiscal 2006 but paid in fiscal 2007.  For information regarding the Company’s Profit Sharing Plan, see the discussion in “Compensation Discussion and Analysis” set forth above.

(5)                For each NEO, All Other Compensation for fiscal 2006 included premiums paid for the named executive officers in the following amounts: (i) $39 for the provision of short term disability insurance coverage, (ii) $2,820 for the provision of long term disability insurance coverage (except for Ms. Kelley, for whom the premium was $2,655), and (iii) $6,297 for personal umbrella liability insurance coverage for Mr. Levine.  Also includes $25,078 in customary relocation expenses for which Mr. George was reimbursed in fiscal 2006.  For each NEO, this column also includes Company contributions to the 401(k) plan, premiums for term life insurance (including accidental death and dismemberment coverage), premiums paid for executive disability insurance coverage and the Company’s Medical Expense Reimbursement Program (“MERP”), as follows:

Name	401(k) ($)	Term Life Insurance ($)	Executive Disability ($)	MERP Plan ($)
Howard R. Levine	3,300	2,360	4,589	6,522
R. James Kelly	3,300	2,186	5,814	6,566
Robert George	2,813	1,669	3,034	5,769
Charlie Gibson	3,461	1,450	1,909	5,796
Janet G. Kelley	3,443	1,333	2,045	5,796

                           All such amounts were determined by reference to the cash costs paid by the Company for the item.

(6)                Includes the incremental cost to the Company of Mr. Levine’s personal use of Company aircraft which amounted to $73,433 in fiscal 2006.  The Company determines the incremental cost of Mr. Levine’s personal use of the Company’s aircraft by multiplying the total of Mr. Levine’s personal flight hours in fiscal 2006 (including “dead head” hours), by the per hour incremental cost of all Company aircraft. The incremental aircraft cost per hour is determined by adding the cost of fuel, repairs, supplies, crew travel and meals, landing and trip-related hangar and parking costs, and then dividing that figure by the Company’s total annual flight hours for all Company aircraft.

(7)                Represents a signing bonus paid in connection with Mr. George’s employment.

2006 Grants Of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made to the NEOs during fiscal 2006.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Plan	Grant Date(5)	Approval Date(5)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards ($/Sh)	Awards ($)(6)
Howard R. Levine	(1)	09/28/05	09/28/05					150,000		19.75	814,500
	(2)	09/28/05	09/28/05	362,500	725,000	1,000,000
	(3)	09/28/05	01/19/06				3,125	12,500	25,000		300,750
	(4)	09/28/05	01/19/06				9,375	37,500	75,000		902,250

R. James Kelly	(1)	09/28/05	09/28/05					95,000		19.75	515,850
	(2)	09/28/05	09/28/05	172,500	345,000	517,500
	(3)	09/28/05	01/19/06				2,000	8,000	16,000		192,480
	(4)	09/28/05	01/19/06				6,000	24,000	48,000		577,440

Robert A. George	(1)	09/28/05	09/28/05					35,000		19.75	190,050
	(2)	09/28/05	09/28/05	87,500	175,000	281,050
	(3)	09/28/05	01/19/06				729	2,917	5,834		70,183
	(4)	09/28/05	01/19/06				2,188	8,750	17,500		210,525

Charles S. Gibson	(1)	09/28/05	09/28/05					35,000		19.75	190,050
	(2)	09/28/05	09/28/05	77,500	155,000	248,930
	(3)	09/28/05	01/19/06				625	2,500	5,000		60,150
	(4)	09/28/05	01/19/06				1,875	7,500	15,000		180,450

Janet G. Kelley	(1)	09/28/05	09/28/05					22,000		19.75	119,460
	(2)	09/28/05	09/28/05	49,525	99,050	169,517
	(3)	09/28/05	01/19/06				334	1,334	2,668		32,096
	(4)	09/28/05	01/19/06				1,000	4,000	8,000		96,240

(1)             Represents stock option awards granted pursuant to the 1989 Plan in fiscal 2006 for performance in fiscal 2005.

(2)             Represents threshold, target and maximum payout levels pursuant to the awards granted under the Profit Sharing Plan.  Pursuant to the Profit Sharing Plan, the amount of any cash bonus otherwise payable to any employee may not exceed $1,000,000.  The actual amount earned by each NEO in 2006 is reported under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.  For more information regarding the Profit Sharing Plan, see the discussion in “Compensation Discussion and Analysis” set forth above.

(3)             Represents threshold, target and maximum payout levels pursuant to 1 year PSR awards granted in fiscal 2006 for performance in fiscal 2005.  See “Option Exercises and Stock Vested” table below for information on the shares issued pursuant to these awards.

(4)             Represents threshold and target payout levels pursuant to 3 year PSR awards granted in fiscal 2006 for performance in fiscal 2005.

(5)             PSR awards were contingently approved by the Compensation Committee on September 28, 2005, subject to stockholder approval of the 2006 Plan, which approval was obtained on January 19, 2006.

(6)             The amounts shown in this column indicate the grant date fair value of stock (PSRs) and option awards computed in accordance with FAS 123R.  See Note 9 to the Consolidated Financial Statements included in this Report for a discussion of the relevant assumptions made in these valuations.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with the Chairman of the Board and CEO Howard R. Levine; President, Chief Operating Officer and Interim Chief Financial Officer R. James Kelly; Executive Vice President Robert A. George, and Executive Vice President Charles S. Gibson, Jr.  The employment agreements each provide for a one-year rolling term, which automatically extends each month for an additional month; provided, that either party may terminate the extensions by written notice to the other party.  The employment agreements provide for a weekly base salary, subject to annual review by the Board, and for participation in the Company’s annual cash bonus plan, now currently pursuant to the 2006 Plan. Subject to certain terms and conditions contained therein, the employment agreements provide that the Company will pay severance of one year’s base salary if the Company terminates the Agreement prior to its expiration; provided that such termination is not for Cause or a result of Medical Disability (as defined in the employment agreements).  The employment agreements also provide for payments of pro-rata bonus amounts under the 2006 Plan upon a termination that is not for Cause.  The employment agreements prohibit the officers from engaging in activities that compete with the Company (with the definition of competitive companies for such purpose being narrower in scope in Messrs. George and Gibson’s agreement) and from soliciting employees of the Company for one year after the termination of their respective agreements, regardless of the reason for termination.

Mr. Levine’s employment agreement was amended in August 2006 to memorialize the Company’s approval of the non-exclusive personal use of the Company’s aircraft by Mr. Levine, subject to certain limits and conditions as established by the Board each year.  The Board has presently limited Mr. Levine’s personal usage of the aircraft to 70 hours for the 2007 fiscal year.

Presently, no other executive officer is party to an employment agreement with the Company.

2006 Outstanding Equity Awards At Fiscal Year End

The following table sets forth information concerning option awards and stock awards held by the NEOs as of August 26, 2006.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Howard R. Levine	150,000 122,500 200,000 — —	(4) (5) (6)	— 52,500 — 200,000 150,000	(5) (7) (8)	24.25 28.25 40.75 27.00 19.75	09/16/06 09/26/07 09/28/08 10/04/09 09/27/10	42,000	990,360

R. James Kelly	85,000 70,000 110,000 — —	(4) (5) (6)	— 30,000 — 110,000 95,000	(5) (7) (8)	24.25 28.25 40.75 27.00 19.75	09/16/06 09/26/07 09/28/08 10/04/09 09/27/10	26,880	633,830

Robert A. George	— —		75,000 35,000	(9) (8)	21.25 19.75	08/17/10 09/27/10	9,803	231,152

Charles S. Gibson, Jr.	35,000 60,000 — —	(5) (6)	15,000 — 60,000 35,000	(5) (7) (8)	28.25 40.75 27.00 19.75	09/26/07 09/28/08 10/04/09 09/27/10	8,400	198,072

Janet G. Kelley	16,000 — — —	(10)	24,000 20,000 25,000 22,000	(10) (7) (11) (8)	34.25 27.00 32.25 19.75	01/03/09 10/04/09 03/06/10 09/27/10	4,486	105,780

(1)             Represents stock options granted pursuant to the 1989 Plan.  Options vest in increments of 40% on the second anniversary of the grant date and an additional 30% on each of the third and fourth grant date anniversaries.

(2)             Represents award of PSRs that were made in fiscal 2006 for performance in fiscal 2005 under a 3-year performance period.  PSRs are earned and convert to the right to receive shares of the Company’s Common Stock based on the Company’s average annual return on equity (“ROE”) and pre-tax net income growth rate relative to a selected peer group of companies over the performance period.  The number of shares reflected assumes achievement against the performance goals equivalent to 2006 fiscal year performance at the 56th percentile in relation to the Company’s peer group for earnings growth and ROE.  Does not include award of PSRs that were made in fiscal 2006 for performance in fiscal 2005 under a 1-year performance period.  Such PSRs vested and shares of Common Stock were issued to the Company’s NEOs on October 3, 2006.  See “Option Exercises and Stock Vested” table, set forth below.

(3)             Indicates market value of unearned PSRs by reference to the closing price of the Company’s common stock on the last trading day in 2006, August 25, 2006, of $23.58 per share.

(4)             This option was granted on September 17, 2001, under the 1989 Plan, and no portion of the option could be exercised until September 17, 2003.  Thereafter, the option became exercisable in cumulative installments of not more than 40% of the number of shares subject to the option on or after September 17, 2003; 70% on or after September 17, 2004; and 100% on or after September 17, 2005.  The option was fully vested as of September 17, 2005, and expired unexercised on September 16, 2006.

(5)             This option was granted on September 27, 2002, under the 1989 Plan, and no portion of the option could be exercised until September 27, 2004.  Thereafter, the option became exercisable in cumulative installments of not more than 40% of the number of shares subject to the option on or after September 27, 2004; 70% on or after September 27, 2005; and 100% on or after September 27, 2006.

(6)             This option was granted on September 29, 2003, under the 1989 Plan, and became fully vested on September 29, 2005, as a result of the Company’s stock option acceleration program.  This program was described on the Company’s Form 8-K report, filed with the SEC on August 24, 2005.

(7)             This option was granted on October 5, 2004, under the 1989 Plan, and no portion of the option could be exercised until October 5, 2006.  The option became exercisable in cumulative installments of not more than 40% of the number of shares subject to the option on or after October 5, 2006, and will continue to vest on the following schedule: 70% on or after October 5, 2007; and 100% on or after October 5, 2008.

(8)             This option was granted on September 28, 2005, under the 1989 Plan, and no portion of the option may be exercised prior to September 28, 2007.  Thereafter, the option will become exercisable in cumulative installments of not more than 40% of the number of shares subject to the option on or after September 28, 2007; 70% on or after September 28, 2008; and 100% on or after September 28, 2009.

(9)             This option was granted on August 18, 2005, under the 1989 Plan in connection with Mr. George’s employment, and no portion of the option may be exercised prior to August 18, 2007.  Thereafter, the option will become exercisable in cumulative installments of not more than 40% of the number of shares subject to the option on or after August 18, 2007; 70% on or after August 18, 2008; and 100% on or after August 18, 2009.

(10)        This option was granted on January 4, 2004, under the 1989 Plan in connection with Ms. Kelley’s employment, and no portion of the option could be exercised until January 4, 2006.  The option became exercisable in cumulative installments of not more than 40% of the number of shares subject to the option on or after January 4, 2006, and will continue to vest on the following schedule: 70% on or after January 4, 2007; and 100% on or after January 4, 2008.

(11)        This option was granted on March 7, 2005, under the 1989 Plan in connection with Ms. Kelley’s promotion to General Counsel, and no portion of the option could be exercised until March 7, 2007.  The option became exercisable in cumulative installments of not more than 40% of the number of shares subject to the option on or after March 7, 2007, and will continue to vest on the following schedule: 70% on or after March 7, 2008; and 100% on or after March 7, 2009.

Option Exercises And Stock Vested

The following table sets forth stock option exercises by the NEOs in fiscal 2006 and stock awards earned by the NEOs in fiscal 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Howard R. Levine	—	—	14,000	411,740
R. James Kelly	—	—	8,960	263,514
Charles S. Gibson	35,000	100,800	2,800	82,348
Robert George	—	—	3,268	96,112
Janet G. Kelley	—	—	1,495	43,968

(1)             Reflects the value as calculated by the difference between the market price of the Company’s common stock on the date of exercise, and the exercise price of the stock options.

(2)             Represents shares issued under the one-year PSR program for fiscal 2006 performance.

(3)             Determined by reference to the closing price of the Company’s common stock on October 3, 2006, the date such shares vested.  The closing price on such date was $29.41.

Nonqualified Deferred Compensation

The Deferred Compensation Plan allows certain employees, including NEOs, to defer receipt of up to 50% of their salary and 75% of their bonus payments.  The Company does not match amounts that are deferred by any employee, and the Company does not fund the Deferred Compensation Plan or provide any interest rate subsidy.  In general, participants in the Deferred Compensation Plan can elect to have benefits paid in either a specified year, or following separation from service.  The benefit payments can be taken in either a lump sum payment or in annual installments over five or ten years.  Payments under the plan begin as soon as administratively feasible six months after an employee’s separation from service, unless an employee has elected to receive payments prior to separation from service in a specified year.

The investment options available under the Deferred Compensation Plan are as follows:

•                                          Vanguard Prime Money Market Fund

•                                          Harbor Bond Fund

•                                          T. Rowe Price Balanced Fund

•                                          Dodge and Cox Stock Fund

•                                          Fidelity Blue Chip Growth Fund

•                                          Vanguard Index 500 Fund

•                                          Royce Total Return Fund

•                                          Vanguard Explorer Fund

•                                          Fidelity Diversified International Fund

The following table shows information about the participation by each NEO in the Company’s Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
Howard R. Levine	36,429	14,911	392,550
R. James Kelly	110,425	58,064	1,092,769
Robert George	21,772	141	21,913
Charlie Gibson	20,280	7,046	146,511
Janet G. Kelley	—	—	—

(1)             Reflects amounts which are also reported as compensation in the Summary Compensation Table set forth above.

Potential Payments Upon Termination Or Change Of Control

The Company has entered into employment agreements and maintains incentive plans that will require the Company to provide compensation or other benefits to the NEOs in connection with certain events related to a termination of employment or change of control.

Employment Agreements

Under their employment agreements, as described in the narrative following the Grants of Plan-Based Awards table, the NEOs (with the exception of Ms. Kelley, who is not party to an employment agreement) would, upon termination other than for “Cause” or “Medical Disability” (as defined in the employment agreements), receive certain severance benefits.

Under the employment agreements, upon termination of an NEO other than for Cause or Medical Disability, the NEO would become entitled to receive:

•                                          one year of base salary payable in twelve monthly installments; and

•                                          a pro rata payout under the Company’s annual cash bonus plan.

Under each employment agreement, the Company’s obligations to provide the severance benefits described above to any NEO are contingent on the NEO’s compliance with the non-competition, non-solicitation and confidentiality covenants contained in the employment agreement, as described in the narrative following the Grants of Plan-Based Awards table.  In addition, upon the NEO’s obtaining new employment during the severance period the monthly severance payment would be reduced by the amount of monthly compensation payable to the NEO under the new employment arrangement.

2006 Plan

Under the 2006 Plan, in the event of a “Change in Control” (as defined in the 2006 Plan), if the acquiring company does not assume the obligation to perform under the 2006 Plan with respect to outstanding awards, or if within two years following the change in control, a participating employee is terminated from employment without “Cause” (as defined in the 2006 Plan) or the participant resigns for “Good Reason” (as defined in the 2006 Plan), then:

•                                          outstanding options and PSRs would immediately vest; and

•                                          the target payout opportunities attainable under the Cash Bonus Award Guidelines and outstanding PSRs would be deemed to have been fully earned as of the effective date of the Change in Control based upon the greater of (1) an assumed achievement of all relevant performance goals at the “target” level, or (2) the actual level of achievement of all relevant performance goals against the target, as of the Company’s fiscal quarter end preceding such Change in Control.

In either such case, participants would be paid a prorated award based upon the length of the performance period that has elapsed prior to the date of the Change in Control or termination of employment. In addition, if a PSR award is not assumed by the acquiring company, the participant will have the opportunity to earn the remaining portion of the award not paid out upon the change in control.

In addition, if a participant’s employment is terminated as a result of death, Disability or Retirement (as defined in the 2006 Plan), or without Cause (as defined in the employment agreements for all NEOs other than Ms. Kelley; as defined in the 2006 Plan for Ms. Kelley), awards of PSRs will be made based on actual Company performance at the end of the fiscal year immediately preceding the date of termination or, if nearer, the end of the fiscal year immediately following the date of termination and prorated for the performance period completed prior to such termination.

Estimated Post-Employment Compensation and Benefits

The following table sets forth the estimated post-employment compensation and benefits that would have been payable to each of the NEOs under their employment agreements and the Company’s various incentive plans, assuming that each covered circumstance under such arrangements occurred on August 26, 2006.

Name	Benefits and Payments (1)	Termination without Cause ($)	Change of Control ($)	Medical Disability ($)	Death ($)
Howard R. Levine	Severance Pay(2)	725,000	—	—	—
	Target Bonus Award(3)	857,537	—	857,537	857,537
	Performance Share Rights(4)	660,240	660,240	660,240	660,240
	Total	2,242,777	660,240	1,517,777	1,517,777

R. James Kelly	Severance Pay(2)	600,000	—	—	—
	Target Bonus Award(3)	408,950	—	408,950	408,950
	Performance Share Rights(4)	422,554	422,554	422,554	422,554
	Total	1,431,504	422,554	831,504	831,504

Robert George	Severance Pay(2)	350,000	—	—	—
	Target Bonus Award(3)	214,343	—	214,343	214,343
	Performance Share Rights(4)	154,119	154,119	154,119	154,119
	Total	718,462	154,119	368,462	368,462

Charlie Gibson	Severance Pay(2)	310,000	—	—	—
	Target Bonus Award(3)	193,840	—	193,840	193,840
	Performance Share Rights(4)	132,048	132,048	132,048	132,048
	Total	635,888	132,048	325,888	325,888

Janet G. Kelley	Severance Pay	—	—	—	—
	Target Bonus Award(3)	—	—	—	—
	Performance Share Rights(4)	70,504	70,504	70,504	70,504
	Total	70,504	70,504	70,504	70,504

(1)             Stock options granted under the 1989 Plan do not accelerate for Death, Disability, Termination without Cause or any Change in Control.  All stock options granted prior to August 26, 2006, were made pursuant to the 1989 Plan.

(2)             Represents severance pay equal to 12 months of the executive’s base salary in effect on the date of termination.

(3)             Represents the 2006 award granted under the Profit Sharing Plan, as set forth in the Summary Compensation table, pursuant to the NEO’s Employment Agreement.

(4)             In each case, except in the event of a Change in Control, the target payout opportunities under the PSRs are paid on a ratable basis as of the date of the participant’s Termination without Cause, Medical Disability or Death.  Under the 2006 Plan, the executive would receive the amounts set forth under the column “Change of Control” only if: (a) the awards are not assumed by the surviving entity; or (b) the awards are assumed by the surviving entity, but the executive is terminated within two years of the Change in Control.  The target payout opportunities under the PSRs on a Change of Control are determined by the greater of (a) an assumed achievement of all relevant performance goals at the “target” level, or (b) the actual level of achievement of all relevant performance goals against the target, as of the Company’s fiscal quarter end preceding such event.

Director Compensation

The Company’s Directors (other than Howard R. Levine, who is an employee of the Company) were paid $3,500 for each Board meeting attended and $750 for each Audit, Compensation and Nominating/Corporate Governance Committee meeting attended in fiscal 2006.  The Chairman of the Audit Committee received an additional $500 per meeting and the Chairman of each of the Compensation and Nominating/Corporate Governance Committees received an additional $250 per meeting.  The Lead Director of the Board received an additional annual cash retainer of $12,000.  Pursuant to the Family Dollar 2000 Outside Directors Plan (the “Directors Stock Plan”), in fiscal 2006, directors (other than Mr. Levine) received an annual grant of shares of the Company’s common stock with a fair market value at the time of the grant of $20,000.  The Board of Directors believes that the payment of a portion of the director’s fees in the form of an annual grant of shares of the Company’s common stock supports the alignment of the directors’ interests with the interests of the Company’s stockholders.  Each of the current non-employee directors received a grant of 831 shares of the Company’s common stock upon their re-election as directors in January 2006 (except for Mr. Pond, who was not a director at the time).  Mr. Pond received a grant of 605 shares of the Company’s common stock upon his appointment to the Board in April 2006.  Additionally, non-employee directors were reimbursed for reasonable expenses incurred by them in connection with attendance at Board and related functions.

The following table summarizes compensation paid by the Company to non-employee directors in fiscal 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Mark R. Bernstein	42,500	20,000	62,500
Sharon Allred Decker	29,500	20,000	49,500
Edward C. Dolby	26,500	20,000	46,500
Glenn A. Eisenberg	28,750	20,000	48,750
George A. Mahoney, Jr.	17,500	20,000	37,500
James G. Martin	36,250	20,000	56,250
Dale C. Pond	13,500	15,666	29,166

(1)       The amounts shown in this column indicate the dollar amount of compensation cost recognized by the Company in fiscal 2006 pursuant to FAS 123R for stock awards granted in fiscal 2006.  See Note 9 to the Consolidated Financial Statements included in this Report for a discussion of the relevant assumptions made in these valuations.  For each director, the grant date fair value of stock awards granted in fiscal 2006 computed in accordance with FAS 123R was identical to the total compensation cost recognized.  For the total number of shares of common stock held by each non-employee director as of March 3, 2007, see “Ownership of the Company’s Securities” in Item 12 below.

Non-employee directors are required to maintain a level of equity interest in the Company equal to at least one-half of the cumulative number of shares of the Company’s common stock awarded under the Directors Stock Plan since August 2004.  The Company encourages, but does not require, that directors maintain an equity interest in the Company in excess of such minimum amounts.

In August 2006, the Board of Directors adjusted the compensation arrangements for non-employee directors.  Beginning in fiscal 2007, directors (other than Mr.  Levine) will be paid an annual retainer of $40,000 per fiscal year, payable quarterly in arrears.  The Chairman of each of the Nominating/Corporate Governance Committee and the Compensation Committee will receive an additional annual retainer of $5,000, and the Chairman of the Audit Committee will receive an additional annual retainer of $10,000, payable quarterly in arrears.  The Company’s Lead Director will be paid an additional annual retainer of $10,000 per fiscal year, payable quarterly in arrears.  Non-employee directors will be paid $1,500 for each meeting of the Board attended and $1,000 for each committee meeting attended, except that a director will receive $500 for any meeting attended telephonically.  Additionally, such non-employee directors will receive an annual grant of the Company’s common stock with a value of $30,000 pursuant to the Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”) and in accordance with the terms of the Directors’ Share Awards Guidelines, which were adopted pursuant to the 2006 Plan, beginning with the Annual Meeting.  The Company will reimburse directors for all reasonable expenses incurred by them in connection with attendance at any meeting of the Board or its committees and for travel and other expenses incurred in connection with their duties as directors.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the above section titled “Executive Compensation—Compensation Discussion and Analysis” with management, and, based on such review and discussions, recommended to the Board of Directors that the section be included in the Annual Report on Form 10-K for the fiscal year ended August 26, 2006.

This report is submitted by Sharon Allred Decker, Edward C. Dolby, James G. Martin and Dale C. Pond as the members of the Compensation Committee, and Mark R. Bernstein who was a member of the Compensation Committee until April 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information with respect to the shares of the Company’s common stock that may be issued under the 1989 Plan, the Directors Stock Plan and the 2006 Plan, which are the only equity compensation plans that the Company currently maintains, as of August 26, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuance(3)
Equity Compensation Plans Approved by Stockholders	6,017,835	$29.54/share	12,005,117

(1)                Consists of 4,974,359 shares issuable upon exercise of options granted under the 1989 Plan and 1,043,476 shares issuable upon exercise of options and the award of common stock pursuant to PSRs based on “target” performance granted under the 2006 Plan.

(2)                The weighted average exercise price is for options only and does not account for PSRs.

(3)                Consists of 65,368 shares available to be granted under the Directors Stock Plan and 11,939,749 shares available for awards of options and other stock-based awards under the 2006 Plan.

Ownership Of The Company’s Securities

Ownership by Directors and Officers

The following table sets forth, for each of the Company’s directors, each of the Named Executive Officers, and all of the Company’s executive officers and directors as a group, the number of shares beneficially owned and the percent of the Company’s common stock so owned, all as of March 3, 2007,  and based on 150,807,820 shares outstanding as of that date:

Name	Amount and Nature of Beneficial ownership (1)		Percent of Common Stock
Mark R. Bernstein	16,452	(2)	*
Sharon Allred Decker	2,644		*
Edward C. Dolby	3,135		*
Glenn A. Eisenberg	2,735		*
Howard R. Levine	10,198,773	(3)	6.7%
George R. Mahoney, Jr.	529,253		*
James G. Martin	4,017		*
Dale C. Pond	605		*
R. James Kelly	483,053		*
Robert A. George	7,208		*
Charles S. Gibson, Jr.	148,642		*
Janet G. Kelley	47,210		*
All Executive Officers and Directors of the Company as a Group (16 persons)	11,662,523		7.7%

* Less than one percent

(1)             All shares are held with sole voting and investment power, except that Mr. Levine does not have voting or investment power with respect to 5,679,494 shares held in irrevocable trusts for his benefit by Bank of America, N.A., as Trustee, as set forth in note (3) below.  These numbers include shares for which the following persons have the right to acquire beneficial ownership, as of March 3, 2007, or within 60 days thereafter, pursuant to the exercise of stock options:  (i) Mr. Levine — 455,000 shares; (ii) Mr. Mahoney — 170,000 shares; (iii) Mr. Kelly — 254,000 shares; (iv) Mr. Gibson — 134,000 shares; (v) Ms. Kelley — 46,000 shares; and (vi) all executive officers and directors as a group — 1,161,800 shares.  These numbers also include certain options that are vested as a result of the Company’s stock option acceleration program, as further described on the Company’s Form 8-K report filed with the SEC on August 24, 2005.

(2)             This number does not include 16,050 shares owned by Mr. Bernstein’s wife.  Mr. Bernstein disclaims beneficial ownership of the shares owned by his wife.

(3)             This number includes 5,679,494 shares included in the table “Ownership by Others,” which appears below as being held in irrevocable trusts for the benefit of Mr. Levine by Bank of America, N.A. as Trustee.  They do not include 187,284 shares listed in said table which are held in irrevocable trusts for the benefit of Mr. Levine’s child by Bank of America, N.A. as Trustee, or 1,025 shares owned by Mr. Levine’s wife.  Mr. Levine disclaims beneficial ownership of the shares owned by his wife.

Ownership by Certain Other Beneficial Owners

Based on filings with the SEC and other information, the Company believes that, as of the dates set forth below, the following stockholders beneficially owned more than 5% of the Company’s common stock:

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Common Stock(1)
FMR Corp	13,490,551	(2)	8.9%
82 Devonshire Street
Boston, MA 02109

Bank of America Corporation	8,688,728	(3)	5.8%
100 North Tryon Street
Bank of America Corporate Center
Charlotte, NC 28255

Barclays Global Investors, NA	7,692,090	(4)	5.1%
45 Freemont Street
San Francisco, CA 94105

Franklin Resources, Inc.	7,673,703	(5)	5.1%
One Franklin Parkway
San Mateo, CA 94403

(1)             Based on the number of shares of common stock owned by each stockholder as set forth above and 150,807,820 shares of the Company’s common stock outstanding as of March 3, 2007.

(2)             Based solely on the Schedule 13G/A filed by FMR Corp., Edward C. Johnson 3d and Fidelity Management Research Company (“Fidelity”), as of December 31, 2006.  All of such shares are held by FMR Corp. with sole dispositive power; 2,824,651 of such shares are held by FMR Corp. with sole voting power.  Fidelity, a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 10,865,439 of such shares listed as a result of acting as investment adviser to various funds.  Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 10,865,439 shares owned by the funds.  Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the funds, which power resides with the funds’ Boards of Trustees.  Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp, is the beneficial owner of 37,000 of such shares listed as a result of its serving as investment manager of institutional account(s).  Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 37,000 shares and sole power to vote or to direct the voting of the 37,000 shares owned by the institutional account(s) as reported above.  Strategic Advisors, Inc., a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 825 of such shares listed.  Pyramis Global Advisors, LLC (“PGALLC”), an indirect wholly-owned subsidiary of FMR Corp. is the beneficial owner of 12,000 shares of such shares listed as a result of serving as an investment adviser to institutional accounts and funds.  Edward C. Johnson 3d and FMR Corp., through its control of PGALLC, each has sole dispositive power over 12,000 shares and sole power to vote 12,000 of such shares listed that are owned by the accounts or funds advised by PGALLC.  Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR Corp., is the beneficial owner of 785,829 of such shares listed as a result of its serving as investment manager of institutional accounts.  Edward C. Johnson 3d and FMR Corp., through its control of PGATC, each has sole dispositive power over 785,829 shares and sole power to vote 712,629 of such shares listed that are owned by the accounts managed by PGATC.  Fidelity International Limited is the beneficial owner of 1,789,458 of such shares listed.

(3)             Based solely on the Schedule 13G/A filed by Bank of America Corporation and its affiliates, as of December 31, 2006, 8,629,118 of such shares were held with shared voting power and 8,688,728 of such shares were held with shared dispositive power by Bank of America Corporation; 8,629,118 of such shares were held with shared voting power and 8,688,728 of such shares were held with shared dispositive power by NB Holdings Corporation; 8,489,870 of such shares were held with sole voting power, 94,405 of such shares were held with shared voting power, 8,477,170 of such shares were held with sole dispositive power and 165,974 of such shares were held with shared dispositive power by Bank of America, N.A.; 44,843 of such shares were held with shared voting and shared dispositive power by Bank of America Securities Holdings Corporation; 44,843 of such shares were held with sole voting and sole dispositive power by Bank of America Securities, LLC; 85,325 of such shares were held with shared voting power and 138,325 of such shares were held with shared dispositive power by Columbia Management Group, LLC; 85,325 of such shares were held with sole voting power and 138,325 of such shares were held with sole dispositive power by Columbia Management Advisors, LLC; 2,206 of such shares were held with shared voting and shared dispositive power by Bank of America Investment Advisors, Inc.  These shares include 5,679,494 shares held in trusts, as of March 3, 2007, for the benefit of Mr. Levine, as noted in “Ownership by Directors and Officers,” above.

(4)             Based solely on the Schedule 13G/A filed by Barclays Global Investors, NA. (“BGI”) and its affiliates as of December 31, 2006.  4,434,019 of such shares were held with sole voting power and 5,851,629 of such shares were held with sole dispositive power by BGI; 977,550 of such shares were held with sole voting and sole dispositive power by Barclays Global Fund Advisors; 643,773 of such shares were held with sole voting and sole dispositive power by Barclays Global Investors, LTD; 146,373 of such shares were held with sole voting and sole dispositive power by Barclays Global Investors Japan Trust and Banking Company Limited; and 72,765 of such shares were held with sole voting and sole dispositive power by Barclays Global Investors Japan Limited.

(5)             Based solely on the Schedule 13G/A filed by Franklin Resources Inc. (“FRI”) and its affiliates as of December 31, 2006,  7,666,100 of such shares were held with sole voting and sole dispositive power by Franklin Advisory Services, LLC; 4,460 of such shares were held with sole voting and sole dispositive power by Fiduciary Trust Company International; 3,000 of such shares were held with sole voting and sole dispositive power by Franklin Templeton Portfolio Advisors, Inc.; and 143 of such shares were held with sole voting and sole dispositive power by Franklin Advisers, Inc.  Charles B. Johnson and Rupert H. Johnson, Jr. each owns in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI and may be deemed to be beneficial owners of such securities pursuant to SEC rules.

ITEM 13.                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Policy and Procedures

The Board of Directors adopted a Board of Directors Code of Conduct in 2005 which set forth the Company’s policy of prohibiting certain transactions in which the Company’s directors or their family members have an interest which could raise a conflict of interest with the Company.  The Board of Directors Code of Conduct is available on the Company’s website at www.familydollar.com under the tab “Investors.”  The Board of Directors Code requires that directors fully disclose any relationship or interest which may create an actual or potential conflict of interest to the Board’s Nominating/Corporate Governance Committee (the “Governance Committee”).  The Governance Committee reviews all potential conflict of interest situations and advises the Board of its determination regarding such matters.  All such consideration, discussions and votes regarding such matters are conducted in accordance with Delaware law, including provisions related to corporate opportunities.

The Company has also maintained a Code of Conduct applicable to all of its employees for a number of years. The Code was amended by the Board in 2005 and is also posted on the Company’s website.  The Code sets forth the Company’s policy of prohibiting participation by an employee (or his/her family members) in any transaction that could create an actual or apparent conflict of interest with the Company, including transactions for services or products between the Company and an entity in which the employee has any interest or serves on the entities’ Board; having a material interest in a competitive company; taking advantage of any opportunity learned of in the course of employment with the Company;  or arranging for ex-employees to engage in business with the Company within two years of their departure.  Employees are required to obtain the prior written approval of the Company’s Compliance Committee before entering into any situation that could create a conflict of interest under the Code with determinations regarding such conflicts being made by the Governance Committee with respect to the Company’s executive officers.

The Governance Committee has also adopted written procedures for the review, approval and monitoring of transactions between the Company and its directors and/or executive officers (or his/her immediate family members) that would be subject to disclosure in the Company’s proxy statement pursuant to the SEC rules (generally transactions involving amounts exceeding $120,000 in which a related party has a material interest). Under these procedures, the Governance Committee is to be informed of transactions subject to review before their implementation.  The procedures establish Company practices for obtaining and reporting information to the Governance Committee regarding such transactions on a periodic and an as-needed basis.  The policy provides that such transactions are to be submitted for approval before they are initiated but also provides for ratification of such transactions.  No director who is interested in a transaction may participate in the Governance Committee’s determinations as to the appropriateness of such transaction.  In certain situations, the Chairman of the Governance Committee has been delegated the authority to make determinations regarding the approval of such transactions.  The policy also pre-approves certain transactions excluded from the SEC’s disclosure rules and transactions arising solely from ownership of the Company’s stock in which all stockholders are equally treated.  The Governance Committee and/or the Board have previously approved certain related party transactions, as described below.  The procedures established by the Governance Committee provide for continuing monitoring and annual review of these pre-approved transactions.

Related Party Transactions

The Company purchased apparel for use by the Company’s store employees and other merchandise, at a cost of approximately $1.3 million during fiscal 2006 from a company owned by Eric Lerner, Howard R. Levine’s brother-in-law.  The Company expects to engage in similar transactions during the balance of fiscal 2007 and fiscal 2008.  The Company believes that these purchases were made on terms comparable to those that would be obtained in independent arms-length transactions with unrelated parties.

The Board of Directors approved a Retirement Agreement dated as of September 30, 2002, between the Company and Mr. Leon Levine, the former Chairman of the Board of the Company and the father of Howard R. Levine, in connection with Mr. Leon Levine’s retirement.  Pursuant to the Retirement Agreement, the Company is committed to and does provide certain office space to Mr. Leon Levine (or, in the event of his death, to his wife) and to certain of his assistants and/or advisors; continuing health care coverage for Mr. Leon Levine and certain of his family members; Company-paid personal liability umbrella insurance coverage; and use of the Company’s airplanes for up to 30 hours per year.  The Company accrued approximately $1,285,000 in fiscal 2002 for the total value of these benefits to be received over the term of the Agreement.  The incremental cost to the Company of providing these benefits and services was approximately $76,000 during fiscal 2006.  In addition, with the knowledge and consent of the Board of Directors, the Company provides office space and equipment to certain of Mr. Levine’s assistants and allows Company employees to provide personal administrative, clerical or other incidental services to Mr. Levine.  Mr. Levine partially reimbursed the Company for such services.

Pursuant to the provisions of the Company’s Bylaws and Delaware law, during the first quarter of fiscal 2007, the Company began advancing defense costs incurred in connection with derivative shareholder actions filed against the Company, as a nominal defendant, and against certain current or former officers and/or directors. See Note 8 to the Consolidated Financial Statements included in this Report for a discussion of such derivative litigation and the parties involved and Note 10 to the Consolidated Financial Statements included in this Report for a discussion of the Company’s stock option investigation. As of March 26, 2007, the Company has advanced approximately $600,000 for such expenses incurred by the individual defendants, including certain of the Company’s current officers and directors who are parties to such litigation, and plans to continue to advance such defense costs during fiscal 2007.

Director Independence And Committees Of The Board Of Directors

The Board has determined, after a review of the relationships between and among each of the directors, the Company and its officers, that Mark R. Bernstein, Sharon Allred Decker, Edward C. Dolby, Glenn A. Eisenberg, James G. Martin and Dale C. Pond, who constitute all the members of the Board’s current standing committees, other than the Equity Award Committee, are independent, as defined by the NYSE listing standards, and that no material relationships exists between any of such independent directors and the Company other than by virtue of their being directors and stockholders.  Mark R. Bernstein, the Company’s Lead Director, was a partner in the law firm of Parker, Poe, Adams & Bernstein L.L.P. until his retirement in January 2002, and currently is Of Counsel to the law firm.  Prior to fiscal 2005, the Company had paid legal fees to the law firm for legal services.  The Board of Directors has considered the relationship of Mr. Bernstein and the law firm to the Company.  Based on the fact that the law firm did not provide legal advice to the Company in fiscal 2005 and fiscal 2006, and is not expected to provide such advice to the Company in the future; the nominal amounts paid by the Company to the law firm in prior fiscal years; the small percentage of these payments relative to the total revenues of the law firm; and the retirement of Mr. Bernstein from the law firm, the Board of Directors has determined that such prior relationship is immaterial and that Mr. Bernstein qualifies as an independent director.  In addition, Ms. Decker is a member of the Board of Directors of Coca-Cola Bottling Co. Consolidated, with which the Company conducted business in the ordinary course in fiscal 2006.  The Company considered Ms. Decker’s service on the Board of Directors of Coca-Cola Bottling Co. Consolidated in making its independence determinations.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees and Services

The following sets forth fees billed in fiscal 2006 and fiscal 2005 for the audit and other services provided by PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accountants for fiscal 2006 and fiscal 2005:

Fee Category	Fiscal 2006 Fees		Fiscal 2005 Fees
Audit Fees	$580,000	(1)	$602,686	(1)
Audit-Related Fees	$66,187	(2)	$70,261	(3)
Tax Fees	$0		$0
All Other Fees	$1,500	(4)	$0
Total	$647,687		$672,947

(1)                Includes (i) fees for audits of annual financial statements, (ii) reviews of the related quarterly financial statements, and (iii) review of the Company’s internal controls.

(2)                Includes fees for audit related work in connection with employee benefit plans of the Company, audit work relating to the implementation of FAS 123R and audit work relating to the Company’s Notes and related overnight share repurchase transaction.

(3)                Includes fees for audit related work in connection with employee benefit plans of the Company, review of an SEC comment letter received by the Company in the ordinary course of business and consultation related to the Company’s restatement to reflect adjustments made in the Company’s lease accounting methods, as reported on Forms 10-K/A and 10-Q/A, filed with the SEC on April 15, 2005.

(4)                Represents fees paid for access to Comperio accounting research database.

All services rendered by PwC are permissible under applicable laws and regulations, and all such services were pre-approved by the Audit Committee. The Audit Committee Charter requires that the Committee pre-approve the services to be provided by PwC; the Audit Committee delegated that approval authority to the Chairman of the Audit Committee with respect to all matters other than the annual engagement of the independent registered public accountants.

PART IV

ITEM 15.                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                           Documents filed as part of this report:

1.                         Consolidated Financial Statements (See Item 8):

2.                         All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements, and therefore, have been omitted.

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date March 28, 2007	By	/s/ Howard R. Levine
Howard R. Levine
Chairman of the Board
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Howard R. Levine	Chairman of the Board, Chief	March 28, 2007
Howard R. Levine	Executive Officer and Director
(Principal Executive Officer)

/s/ R. James Kelly	President and Chief Operating Officer-	March 27, 2007
R. James Kelly	Interim Chief Financial Officer
(Principal Financial Officer)

/s/ C. Martin Sowers	Senior Vice President-Finance	March 27, 2007
C. Martin Sowers	(Principal Accounting Officer)

/s/ Mark R. Bernstein	Director	March 27, 2007
Mark R. Bernstein

/s/ Sharon Allred Decker	Director	March 27, 2007
Sharon Allred Decker

/s/ Edward C. Dolby	Director	March 27, 2007
Edward C. Dolby

/s/ Glenn A. Eisenberg	Director	March 27, 2007
Glenn A. Eisenberg

/s/ George R. Mahoney, Jr.	Director	March 27, 2007
George R. Mahoney, Jr.

/s/ James G. Martin	Director	March 27, 2007
James G. Martin

/s/ Dale C. Pond	Director	March 27, 2007
Dale C. Pond

EXHIBIT INDEX

Exhibits incorporated by reference:

	3.2	Bylaws, as amended on January 19, 2006 (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed January 25, 2006)

	4.1

Sections FOURTH, SIXTH and SEVENTH of the Company’s Restated Certificate of Incorporation (included as Exhibits 3.1.1 — 3.1.8) and Articles II, VII, VIII, XII and XIV of the Company’s Bylaws (included as Exhibit 3.2)

	4.2	Form of certificate representing shares of the Company’s Common Stock (filed as Exhibit 4.2 to the Company’s Form 10-K filing for the fiscal year ended August 27, 2005)

*	10.1	Family Dollar Employee Savings and Retirement Plan and Trust, amended and restated as of January 1, 2002 (filed as Exhibit 10 (iii) to the Company’s Form 10-Q for the quarter ended March 2, 2002)

	10.2

Amended and Restated Credit Agreement, dated as of May 31, 2001, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A. (filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 2, 2001)

	10.3

Amendment dated as of May 29, 2003, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001 (filed as Exhibit 10(i) to the Company’s Form10-Q for the quarter ended May 31, 2003)

	10.4

Second Amendment dated as of May 27, 2004, between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., amending the Amended and Restated Credit Agreement dated as of May 31, 2001 (filed as Exhibit 10(a) to the Company’s Report on Form 8-K filed May 27, 2004)

	10.5

Credit Agreement, dated as of August 7, 2001, between the Company and Family Dollar, Inc., as Borrower, and First Union National Bank (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended September 1, 2001)

	10.6

First Amendment dated as of May 29, 2003, between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, N.A., amending the Credit Agreement dated as of August 7, 2001 (filed as Exhibit 10(ii) to the Company’s Form 10-Q for the quarter ended May 31, 2003)

	10.7

Second Amendment dated as of May 27, 2004, between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, N.A., amending the Credit Agreement dated as of August 7, 2001 (filed as Exhibit 10(b) to the Company’s Report on Form 8-K filed May 27, 2004)

	10.8

Third Amendment to Amended and Restated Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., dated as of May 16, 2005 (filed as Exhibit 10(a) to the Company’s Report on Form 8-K filed May 17, 2005)

	10.9

Third Amendment to Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, National Association, dated as of May 16, 2005 (filed as Exhibit 10(b) to the Company’s Report on Form 8-K filed May 17, 2005)

	10.10

$350,000,000 Credit Agreement between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, Nation Association, as Administrative Agent, Swingline Lender and Fronting Bank, and various other Lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed August 28, 2006)

*	10.11

Amendment dated August 29, 2004, to the Employment Agreement dated August 25, 2000, as amended, between the Company and R. David Alexander, Jr. (filed as Exhibit 10(iv) to the Company’s Form 10-K for the year ended August 28, 2004)

*	10.12	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Report on Form 8-K filed October 2, 2002)

*	10.13	Family Dollar 2000 Outside Directors Plan, as amended as of November 5, 2003 (filed as Exhibit 10(iv) to the Company’s Form 10-K for the year ended August 30, 2003)

	10.14

Enhanced Overnight Share Repurchase Agreement dated October 3, 2005, between Family Dollar Stores, Inc., and Bank of America, N.A. (filed as Exhibit 10 to the Company’s Report on Form 8-K filed October 4, 2005)

*	10.15	Employment Agreement dated August 18, 2005, between the Company and Howard R. Levine (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed August 24, 2005)

*	10.16	First Amendment to Employment Agreement dated August 17, 2006 between the Company and Howard R. Levine (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed August 21, 2006)

*	10.17	Employment Agreement dated August 18, 2005, between the Company and R. James Kelly (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed August 24, 2005)

*	10.18	First Amendment to Employment Agreement dated August 17, 2006, between the Company and R. James Kelly (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed August 21, 2006)

*	10.19	Incentive Profit Sharing Plan, amended as of January 17, 2002 (filed as Exhibit 10(i) to the Company’s Form 10-K for the year ended August 28, 2004)

*	10.20	Medical Expense Reimbursement Plan amended as of November 2, 2004, (filed as Exhibit 10(v) to the Company’s Form 10-K for the year ended August 28, 2004)

*	10.21	Family Dollar Stores, Inc., 1989 Non-Qualified Stock Option Plan, amended as of August 17, 2004 (filed as Exhibit 10(i) to the Company’s Report on Form 8-K filed January 21, 2005)

*	10.22

Resolution of the Board of Directors of Family Dollar Stores, Inc., adopted January 20, 2005, regarding compensation of the Directors (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed January 21, 2005)

*	10.23

Resolution of the Board of Directors of Family Dollar Stores, Inc., adopted August 18, 2005, regarding compensation of the Company’s Lead Director (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed August 24, 2005)

*	10.24	2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed September 29, 2005)

*	10.25	Form of Performance Share Rights Award Certificate Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed September 29, 2005)

*	10.26	Letter Agreement dated August 2, 2005, by and between Family Dollar Stores, Inc., and R. David Alexander, Jr. (filed as Exhibit 10 to the Company’s Report on Form 8-K filed August 5, 2005)

	10.27

Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc., Family Dollar, Inc., and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015; and, $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015 (filed as Exhibit 10.24 to the Company’s Form 10-K for the year ended August 27, 2005)

*	10.28	Summary of Family Dollar Stores, Inc., Executive Supplemental Disability Income Plan (filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended August 27, 2005)

*	10.29	Family Dollar Stores, Inc., Executive Life Plan (filed as Exhibit 10.26 to the Company’s Form 10-K for the year ended August 27, 2005)

*	10.30	Relocation Policy applicable to executive officers of the Company (filed as Exhibit 10.27 to the Company’s Form 10-K for the year ended August 27, 2005)

*	10.31	Letter agreement between the Company and Irving Neger dated July 21, 2000 (filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended August 27, 2005)

*	10.32	Separation agreement between the Company and Irving Neger dated November 1, 2005 (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended August 27, 2005)

*	10.33	Summary of compensation arrangements of the Company’s named executive officers (set forth under Item 1.01 in the Company’s Report on Form 8-K filed October 6, 2006)

*	10.34	Letter agreement between the Company and Robert A. George dated July 19, 2005 (filed as Exhibit 10.31 to the Company’s Form 10-K for the year ended August 27, 2005)

*	10.35	Employment Agreement dated November 4, 2005, between the Company and Charles S. Gibson, Jr. (filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended August 27, 2005)

*	10.36	Amended and Restated Family Dollar Compensation Deferral Plan (filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended August 27, 2005)

*	10.37	Employment Agreement dated November 22, 2005, between the Company and Robert A. George (filed as Exhibit 10 to the Company’s Report on Form 8-K filed November 25, 2005)

*	10.38	Family Dollar Stores, Inc. 2006 Incentive Plan (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed January 25, 2006)

*	10.39	2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed January 25, 2006)

*	10.40	2006 Non-Qualified Stock Option Grant Program (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed January 25, 2006)

	10.41

Fourth Amendment to Amended and Restated Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., dated as of March 21, 2006 (filed as Exhibit 10(a) to the Company’s Report on Form 8-K filed March 23, 2006)

	10.42

Fourth Amendment to Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, National Association, dated as of March 21, 2006 (filed as Exhibit 10(b) to the Company’s Report on Form 8-K filed March 23, 2006)

	10.43

Fifth Amendment to Amended and Restated Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., dated as of May 19, 2006 (filed as Exhibit 10(a) to the Company’s Report on Form 8-K filed May 24, 2006)

	10.44

Fifth Amendment to Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, National Association, dated as of May 19, 2006 (filed as Exhibit 10(b) to the Company’s Report on Form 8-K filed May 24, 2006)

*	10.45	Directors’ Share Awards Guidelines (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed August 21, 2006)

	10.46

Letter Agreement dated December 8, 2006, between the Company, Family Dollar, Inc., Wachovia Bank, National Association as the Administrative Agent and the Lenders (filed as Exhibit 10 to the Company’s Report on Form 8-K filed December 14, 2006)

	10.47

Consent dated December 19, 2006, between the Company, Family Dollar, Inc., the Subsidiary Guarantors, Wachovia Bank, National Association as the Administrative Agent and the Lenders (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2006)

	10.48

Letter Agreement dated December 19, 2006, between the Company, Family Dollar, Inc. and various institutional accredited investors (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed December 22, 2006)

*	10.49	The Family Dollar Stores, Inc. 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10 to the Company’s Report on Form 8-K filed October 6, 2006)

	14	Code of Ethics for Chief Executive and Senior Financial Officers (filed as Exhibit 14 to the Company’s Form 10-K for the year ended August 30, 2003)

Exhibits filed herewith:

	3.1	Restated Certificate of Incorporation, dated November 8, 2006

*	10.50	Summary of compensation arrangements of the Company’s named executive officers (also previously filed under Item 1.01 in the Company’s Report on Form 8-K filed October 6, 2006.)

	21	Subsidiaries of the Company

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

*        Exhibit represents a management contract or compensatory plan