Form 10-Q
period 2006-11-25
FAMILY DOLLAR STORES INC
filed 2007-03-28
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2007
Common Stock, $0.10 par value	150,807,820 shares

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	November 25, 2006	August 26, 2006
Assets
Current assets:
Cash and cash equivalents (Note 2)	$115,270	$79,727
Investment securities (Note 2)	121,165	136,505
Merchandise inventories	1,090,266	1,037,859
Deferred income taxes	138,352	133,468
Income tax refund receivable	—	2,397
Prepayments and other current assets	36,520	28,892
Total current assets	1,501,573	1,418,848

Property and equipment, net	1,062,215	1,077,608
Other assets	25,667	26,573
	$2,589,455	$2,523,029

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$541,704	$556,531
Accrued liabilities	432,146	429,580
Income taxes payable	32,573	—
Total current liabilities	1,006,423	986,111

Long-term debt (Note 4)	250,000	250,000
Deferred income taxes	76,592	78,525
Commitments and contingencies

Shareholders’ equity: (Notes 5 and 6)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 178,901,327 shares at November 25, 2006, and 178,559,411 shares at August 26, 2006, and outstanding 150,552,400 shares at November 25, 2006, and 150,210,484 shares at August 26, 2006	17,890	17,856
Capital in excess of par	150,536	140,829
Retained earnings	1,584,672	1,546,366
	1,753,098	1,705,051
Less: common stock held in treasury, at cost (28,348,927 shares both at November 25, 2006, and August 26, 2006)	496,658	496,658
Total shareholders’ equity	1,256,440	1,208,393
	$2,589,455	$2,523,029

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	November 25, 2006	November 26, 2005
Net sales	$1,600,264	$1,511,457

Cost and expenses:
Cost of sales	1,047,382	1,003,254
Selling, general and administrative	461,755	425,291
Cost of sales and operating expenses	1,509,137	1,428,545

Operating profit	91,127	82,912

Interest income	1,447	851

Interest expense	5,506	2,193

Income before income taxes	87,068	81,570

Income taxes	32,944	30,181

Net income	$54,124	$51,389

Net income per common share — basic (Note 7)	$0.36	$0.32
Average shares — basic (Note 7)	150,461	159,330

Net income per common share — diluted (Note 7)	$0.36	$0.32
Average shares — diluted (Note 7)	150,961	160,472

Dividends declared per common share	$0.105	$0.095

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(in thousands)	November 25, 2006	November 26, 2005
Cash flows from operating activities:
Net income	$54,124	$51,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,473	32,227
Deferred income taxes	(6,817)	(8,995)
Stock-based compensation expense, including tax benefits	2,000	1,470
Loss on disposition of property and equipment	465	2,233
Changes in operating assets and liabilities:
Merchandise inventories	(52,407)	(19,994)
Income tax refund receivable	2,397	—
Prepayments and other current assets	(7,628)	(11,464)
Other assets	906	1,595
Accounts payable and accrued liabilities	(13,472)	(46,261)
Income taxes payable	32,573	33,903
	47,614	36,103

Cash flows from investing activities:
Purchases of investment securities	(81,745)	(9,800)
Sales of investment securities	97,085	9,455
Capital expenditures	(20,654)	(48,804)
Proceeds from dispositions of property and equipment	109	77
	(5,205)	(49,072)

Cash flows from financing activities:
Issuance of long-term debt	—	250,000
Payment of debt issuance costs	—	(960)
Repurchases of common stock	—	(201,648)
Changes in cash overdrafts	1,179	(11,488)
Proceeds from employee stock options	7,344	54
Excess tax benefits from stock-based compensation	397	4
Payment of dividends	(15,786)	(15,700)
	(6,866)	20,262

Net change in cash and cash equivalents	35,543	7,293
Cash and cash equivalents at beginning of period	79,727	105,175
Cash and cash equivalents at end of period	$115,270	$112,468

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.               In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals unless otherwise stated) necessary to present fairly the Company’s financial position as of November 25, 2006; the results of operations for the first quarter ended November 25, 2006 (“first quarter of fiscal 2007”), and November 26, 2005 (“first quarter of fiscal 2006”); and the cash flows for the first quarter of fiscal 2007 and first quarter of fiscal 2006.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006 (“fiscal 2006”).

The results of operations for the first quarter of fiscal 2007 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the first quarter of fiscal 2006 have been made to conform to the presentation for the first quarter of fiscal 2007.

2.               The Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents.”  The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money-market funds and other overnight investments.  The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

4.               On December 19, 2006, the Company entered into separate agreements in connection with its unsecured Senior Notes (the “Notes”) and its unsecured revolving credit facility.  The agreements extended the delivery date for the fiscal 2006 audited financial statements, the unaudited financial statements for the first quarter of fiscal 2007 and the corresponding compliance certificates to March 31, 2007, and waived any Defaults or Events of Default that would have occurred due to the failure of the Company to deliver such information in connection with the Notes and credit facility.  As discussed in Note 5 below, the Company formed a Special Committee of the Board of Directors to investigate the Company’s stock option granting practices.  As a result, the Company was unable to file its Annual Report on Form 10-K for fiscal 2006 and Form 10-Q for the first quarter of fiscal 2007 by the required deadlines.  As of the date of the filing of this Report, the Company has delivered the appropriate financial statements and compliance certificates and is in compliance with all covenants under both the Notes and credit facility.  As of the end of the first quarter of fiscal 2007, the Company had outstanding long-term debt of $250.0 million related to the Notes.  The Company had no borrowings against its credit facility during the first quarter of fiscal 2007.

5.               The Company accounts for its stock-based compensation plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).  Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the income statement over the requisite service period.  The Company currently recognizes stock-based compensation in connection with its stock option and performance share right awards.

During the first quarter of fiscal 2007 and the first quarter of fiscal 2006, the Company recognized stock-based compensation expense (related to stock options and performance share rights) of $2.7 million and $1.5 million, respectively.  These amounts were included within selling, general, and administrative expenses on the Consolidated Condensed Statements of Income.  Tax benefits recognized in conjunction with stock-based compensation during the first quarter of fiscal 2007 and the first quarter of fiscal 2006 were not material.

Stock Options

The Company’s stock option plans provide for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date.  The Company’s practice for a number of years has been to make a single annual grant to all employees participating in the stock option program and to generally make other grants only in connection with employment or promotions.  Options expire five years from the grant date and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis.  Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before and after the adoption of SFAS 123R on August 28, 2005.  The fair values of options granted during the first quarter of fiscal 2007 were estimated using the following weighted-average assumptions:

Quarter Ended
November 25, 2006
Expected dividend yield	1.78%
Expected stock price volatility	29.00%
Weighted average risk-free interest rate	4.56%
Expected life of options (years)	4.49

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date.  Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics.  These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience.  There were no significant changes made to the methodology used to determine the assumptions during the first quarter of fiscal 2007.  The weighted-average grant-date fair value of stock options granted during the first quarter of fiscal 2007 was $7.85.  The following table summarizes the transactions under the stock option plans during the first quarter of fiscal 2007.

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price
Balance at August 26, 2006	5,757	$29.54
Granted	667	29.28
Exercised	(296)	25.27
Cancelled	(366)	25.89
Balance at November 25, 2006	5,762	$29.96

The total intrinsic value of stock options exercised during the first quarter of fiscal 2007 was $0.8 million.  As of November 25, 2006, there was approximately $12.0 million of unrecognized compensation cost related to outstanding stock options.  The unrecognized compensation cost will be recognized over a weighted-average period of 1.4 years.

Performance Share Rights

Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group.  Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth.  The Compensation Committee of the Board of Directors establishes the peer group and performance metrics.  The performance share rights vest at the end of the performance period (generally three years), and the shares are issued shortly thereafter.  The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group.  The following table summarizes the transactions under the performance share rights program during the first quarter of fiscal 2007.

(in thousands, except per share amounts)	Performance Share Rights Outstanding	Weighted Average Grant-Date Fair Value
Nonvested - August 26, 2006	261	$24.17
Granted	245	29.33
Vested	(68)	24.16
Cancellations	—	—
Performance Adjustments	(2)	N/A
Nonvested - November 25, 2006	436	$27.08

Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued.  The Performance Adjustments number in the table above represents changes in the number of shares expected to be issued.  As of November 25, 2006, there was approximately $10.0 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis.  The unrecognized compensation cost will be recognized over a weighted-average period of 2.2 years.

Special Committee Review of Historical Stock Option Granting Procedures

On September 25, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission (“SEC”) in which the Company advised that it was named as a nominal defendant in a lawsuit filed in the Superior Court of North Carolina, Mecklenburg County, alleging that certain of the Company’s stock option grants were “backdated.”  In connection with the lawsuit, the Company’s Board of Directors formed a Special Committee (the “Special Committee”), consisting solely of independent directors who were not named as defendants in the lawsuit, to conduct an independent investigation of the Company’s stock option practices, evaluate the lawsuit and take such actions with respect to the lawsuit and related matters as the Special Committee deemed appropriate.  The Special Committee was advised in its review by independent legal counsel, Richards, Layton & Finger, P.A., and by independent accounting experts.  The Special Committee’s five month review included 35 interviews of 21 current or former officers, directors and employees of the Company, as well as the review of documents and electronically-stored information amounting to hundreds of thousands of pages of documents and data.

On March 7, 2007, the Company filed a Form 8-K announcing that, based on its review of the principal factual findings of the Special Committee, the Company determined it did not properly account for certain stock options granted during the period from fiscal 1995 to fiscal 2006.  As a result, the Company recorded a cumulative charge during the fourth quarter of fiscal 2006 to correct the errors.  See the Company’s fiscal 2006 Annual Report on Form 10-K for more information.  The impact of these accounting adjustments on the first quarter of fiscal 2007 was not material.

The Company is currently assessing if any negative tax consequences will impact the Company’s employees as a result of this matter.  When this determination is reached, the Board of Directors may decide to compensate the impacted employees in an amount sufficient to offset any negative tax consequences that they may incur.  The Company does not expect such additional compensation expense to be material.

6.               During fiscal 2006, the Company purchased in the open market 15.4 million shares of its common stock at a cost of $367.3 million.  The Company did not purchase any shares of its common stock during the first quarter of fiscal 2007.  As of November 25, 2006, the Company had outstanding authorizations to purchase a total of approximately 6.1 million shares.

7.               Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock.  Such stock options are antidilutive (options for 2.3 million for the quarter ended November 25, 2006, and options for 5.8 million for the quarter ended November 26, 2005) and were not included in the computation of diluted net income per common share.  In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended
(in thousands, except per share amounts)	November 25, 2006	November 26, 2005
Basic Net Income Per Share:
Net income	$54,124	$51,389
Weighted average number of shares outstanding	150,461	159,330
Net income per common share — basic	$0.36	$0.32

Diluted Net Income Per Share:
Net income	$54,124	$51,389
Weighted average number of shares outstanding	150,461	159,330
Effect of dilutive securities — stock options	282	—
Effect of dilutive securities — performance share rights	218	—
Effect of dilutive securities — forward contract	—	1,142
Average shares — diluted	150,961	160,472
Net income per common share — diluted	$0.36	$0.32

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

A jury trial in this case was held in June 2005, in Tuscaloosa, Alabama, and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter.  The case was subsequently retried to a jury in Tuscaloosa, Alabama, which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay rather than as salaried exempt managers and awarded damages.  Subsequently, the Court ruled the Company did not act in good faith in classifying the plaintiffs as exempt, and after making adjustments to the damages award based upon the filing of personal bankruptcy by certain plaintiffs, the Court entered a judgment for approximately $33.3 million.  The Company and the plaintiffs have filed post-trial motions, which have suspended the entry of a final judgment.  The Company posted a bond to stay execution on any judgment which may be finally entered.  In addition, the Court ruled that it will consider the plaintiffs’ motion for an award of attorneys’ fees and expenses at the conclusion of the Company’s appeal.  The Company plans to appeal if the Court denies the pending post-trial motions and enters a final judgment.

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

On December 15, 2006, a shareholder derivative complaint was filed in the United States District Court for the Western District of North Carolina, Case No. 3:06CV510-W, by Dorothy M. Lee against the Company as a nominal defendant and certain of its current and former officers and directors, Howard R. Levine, Leon Levine, R. James Kelly, R. David Alexander, Jr., Charles S. Gibson, Jr., C. Martin Sowers, George R. Mahoney, Jr., Mark R. Bernstein, Sharon Allred Decker, Edward C. Dolby, Glenn A. Eisenberg, James G. Martin, and Dale C. Pond, as individual defendants.  The complaint asserted claims under state and federal law in connection with allegations that certain of the Company’s stock option grants were “backdated.”  On December 20, 2006, a second, nearly identical complaint was filed by Stanford H. Arden in the United States District Court for the Western District of North Carolina, Case No. 3:06CV523-C.  The complaints each contain claims for violations of section 14(a) of the Exchange Act, an accounting, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, recission, and breach of fiduciary duty for insider selling and misappropriation of information in connection with the Company’s alleged backdating of stock option grants.  The complaints each seek unspecified money damages, an accounting, corporate governance and internal control reforms, imposition of a constructive trust over the defendants’ stock options, punitive damages, and costs, including attorneys’ fees. On March 23, 2007, the Court advised that these two federal actions were to be consolidated under the caption In re Family Dollar Stores, Inc. Derivative Litigation, Case No. 3106CV510-W.

As previously disclosed, the Company has formed a Special Committee to investigate the Company’s stock option granting practices and to make determinations regarding appropriate remedial measures and what actions the Company should take with respect to the pending shareholder derivative litigation.  See Note 5 for more information.

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

	Quarter Ended
(in thousands)	November 25, 2006	November 26, 2005
Classes of similar products:
Consumables	$964,944	$906,481
Home products	242,413	233,319
Apparel and accessories	222,901	210,785
Seasonal and electronics	170,006	160,872
Net sales	$1,600,264	$1,511,457

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the thirteen-week periods ended November 25, 2006, and November 26, 2005 (“first quarter of fiscal 2007” and “first quarter of fiscal 2006”, respectively).  This discussion should be read in conjunction with, and is qualified by, the financial statements included in this quarterly report, the financial statements for the fiscal year ended August 26, 2006 (“fiscal 2006”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Company’s Annual Report on Form 10-K for fiscal 2006.  This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2006.

Explanatory Note

The Company was named as a nominal defendant in certain litigation filed in September 2006, alleging that the Company “backdated” certain stock option grants.  In connection with that lawsuit, the Board of Directors appointed a Special Committee to conduct an independent investigation of the Company’s stock option practices, evaluate the lawsuit and take such actions with respect to the lawsuit and related matters as the Committee deemed appropriate.  Following the completion of the Special Committee’s investigation and the Company’s receipt of their factual findings, the Company determined that it did not properly account for certain stock options issued during fiscal 1995 to fiscal 2006 and therefore incurred a cumulative charge in the fourth quarter of fiscal 2006 of $10.5 million.  As the impact of the resulting accounting adjustments attributable to any prior reporting periods was not material to any of such periods and as the cumulative impact of the adjustments was not material to the current year, the Company did not restate previously issued financial statements.  However, as a result of such investigation, the Company was unable to complete and timely file its fiscal 2006 Annual Report on Form 10-K and its fiscal 2007 first quarter Quarterly Report on Form 10-Q.  See Note 5 to the Consolidated Condensed Financial Statements included in this Report for more information regarding the findings of the Special Committee.

Results of Operations

First Quarter Results and Fiscal 2007 Outlook

Fiscal 2007 is a 53-week year, compared with a 52-week year in fiscal 2006.  The second quarter of fiscal 2007 will include 14 weeks compared with 13 weeks in the second quarter of fiscal 2006.

During the first quarter of fiscal 2007, the Company’s net sales increased 5.9% to $1.6 billion, net income increased 5.3% to $54.1 million and diluted net income per common share increased 12.5% to $0.36 as compared to the first quarter of fiscal 2006.  Despite a lower than planned increase in sales in comparable stores (stores open more than 13 months), the Company was able to achieve its expected results due to improvements in gross margin.  The Company continued to focus on inventory productivity during the first quarter of fiscal 2007.  Inventory on a per store basis at the end of the first quarter of fiscal 2007 was approximately 7.8% lower than inventory on a per store basis at the end of the first quarter of fiscal 2006, excluding merchandise in transit to the distribution centers.  The various components affecting the Company’s results for the first quarter of fiscal 2007 are discussed in more detail below.

During the first quarter of fiscal 2007, the Company continued to focus its efforts on key initiatives designed to support sustainable and profitable growth, as discussed below.

•                              The Company installed refrigerated coolers in approximately 460 stores during the first quarter of fiscal 2007.  The coolers are part of an enhanced food strategy designed to increase customer traffic.  At the end of the first quarter of fiscal 2007, 4,260 stores had coolers for the sale of refrigerated food.  The Company currently expects to have coolers in approximately 5,000 stores by the end of fiscal 2007.  In addition, the Company plans to increase its food assortment in approximately 2,000 stores and install technology to facilitate the acceptance of food stamps in approximately 1,000 stores by the end of fiscal 2007.

•                              The Urban Initiative markets experienced improvements in store manager retention, inventory levels and profitability during the first quarter of fiscal 2007.  The Company plans to continue to focus on driving better returns in these markets and plans to implement a new technological platform in approximately 1,000 Urban Initiative stores by the end of fiscal 2007.  The new platform is designed to facilitate better customer service and make stores easier to manage.

•                              In support of the Treasure Hunt program, the Company continued to: develop an event-driven strategy that creates excitement for customers and employees; focus on improving inventory flow and turns, resulting in better presentation of new products; and enhance the apparel assortment.

•                              During fiscal 2007, the Company plans to open approximately 300 stores and close approximately 45 stores.  The Company also plans to continue to refine its site selection process and increase its cross-functional focus on new store performance.  During the first quarter of fiscal 2007, the Company opened 87 stores and closed 8 stores.

•                              During the first quarter of fiscal 2007, the Company continued to enhance its research and development effort known as “Concept Renewal.”  The Concept Renewal effort involves developing new ideas and initiatives designed to sustain profitable growth.  The Company currently has two Concept Renewal stores being used to test new ideas, including store layouts and design elements.  The Company plans to have approximately ten Concept Renewal test stores by the end of fiscal 2007.  During the second quarter of fiscal 2007, the Company plans to begin incorporating many of its new design and layout elements into most new stores.

•                              The Company initiated an effort known as “Project Accelerate” during the first quarter of fiscal 2007.  Project Accelerate is a strategic, multi-year initiative designed to optimize the Company’s merchandising and supply chain processes and will include improvements to price optimization, category management, space management, and assortment planning.

Net Sales

Net sales in the first quarter of fiscal 2007 were $1.6 billion, an increase of approximately 5.9% ($88.8 million), as compared with an increase of 9.5% ($131.2 million) in the first quarter of fiscal 2006.  The increase was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 0.9% ($13.1 million), with the balance of the increase primarily relating to sales from new stores opened as part of the Company’s store growth program.  The increase in sales in comparable stores resulted from an increase in the average customer transaction, which offset a slight decline in customer traffic, as measured by the number of register transactions in comparable stores.  Sales during the first quarter of fiscal 2007 were strongest in consumables, apparel and accessories, and seasonal and electronics, including prepaid cellular phones and services.  Sales of home products were weak.  Sales of prepaid services are recorded on a net basis.  As a result, only the markup on the sales of these products is recorded as revenue.

The Company distributed one advertising circular during the first quarter of both fiscal 2007 and fiscal 2006.  The circulars are designed to stimulate traffic and inform customers about the Company’s Treasure Hunt merchandise, seasonal values and competitive prices on core consumables.

The average number of stores in operation during the first quarter of fiscal 2007 was 5.0% higher than the average number of stores in operation during the first quarter of fiscal 2006.  The Company had 6,252 stores in operation at the end of the first quarter of fiscal 2007, compared with 5,952 stores in operation at the end of the first quarter of fiscal 2006, representing an increase of approximately 5.0%.

Cost of Sales

Cost of sales increased approximately 4.4% in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006.  This increase primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 65.5% in the first quarter of fiscal 2007 and 66.4% in the first quarter of fiscal 2006.  The improvement in cost of sales, as a percentage of net sales, was due to the leverage effect of an increase in sales of prepaid services, which are reported on a net basis, as discussed above, lower markdown expense and lower inventory shrinkage.  Freight expense, as a percentage of net sales, was substantially unchanged.  The further refinement of the inventory replenishment system has positively impacted inventory productivity by improving in-stocks of basic merchandise, while reducing excess safety stock.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 8.6% in the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  SG&A expenses, as a percentage of net sales, were 28.9% in the first quarter of fiscal 2007 and 28.1% in the first quarter of fiscal 2006.  As a result of lower than planned comparable store sales growth and the leverage effect of an increase in sales of prepaid services, most costs in the first quarter of fiscal 2007 were deleveraged.  Increased occupancy costs (approximately 0.7% of net sales) and expenses associated with the Company’s review of its stock option granting practices (approximately 0.3% of net sales) were partially offset by a decrease in insurance costs (approximately 0.3% of net sales).  The increase in occupancy costs, as a percentage of net sales, was due primarily to higher rent, depreciation and utility expense.  See Note 5 to the Consolidated Condensed Financial Statements included in this Report for more information on the Company’s review of its stock option granting practices.  The decrease in insurance costs, as a percentage of net sales, was due to a reduction in health care and workers compensation expenses.  The Company believes that improvements in processes, lower inventory levels and increased store manager retention rates contributed to the reduction in workers compensation costs.

Interest Income

Interest income increased $0.6 million in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006.  The increase in interest income was due to an increase in interest rates and investments.

Interest Expense

Interest expense increased $3.3 million in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006.  The increase in interest expense was due primarily to interest on taxes proposed by the Internal Revenue Service during their examination of the Company’s consolidated federal income tax returns for fiscal 2005, fiscal 2004 and fiscal 2003.

Income Taxes

The effective tax rate was 37.8% for the first quarter of fiscal 2007 compared with 37.0% for the first quarter of fiscal 2006.  The increase in the effective tax rate was primarily the result of the effect of changes in state income taxes.  In addition, the expiration of certain federal jobs tax credits for employees hired after December 31, 2005, negatively impacted the effective tax rate during the first quarter of fiscal 2007.

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2007, the Company had working capital of $495.2 million, compared with $432.7 million as of August 26, 2006.  Changes in working capital during the first quarters of fiscal 2007 and fiscal 2006 were primarily the result of earnings, changes in merchandise inventories, capital expenditures, changes in income taxes payable, and, in the first quarter of fiscal 2006, repurchases of the Company’s common stock.  The Company’s inventories at the end of the first quarter of fiscal 2007 were 1.8% lower than at the end of the first quarter of fiscal 2006.  Inventory on a per store basis at the end of the first quarter of fiscal 2007 was approximately 7.8% lower than inventory on a per store basis at the end of the first quarter of fiscal 2006, excluding merchandise in transit to the distribution centers.  The decrease in inventory on a per store basis is the result of the Company’s continued refinement of its replenishment system and renewed focus on inventory productivity, which includes improved planning and flow of fashion merchandise and the use of more aggressive exit strategies.

Capital expenditures for the first quarter of fiscal 2007 were approximately $20.7 million and are currently expected to be approximately $155 million to $165 million for fiscal 2007.  The majority of the planned capital expenditures for fiscal 2007 relate to the Company’s new store openings; existing store expansions, relocations and renovations; and expenditures related to store-focused technology infrastructure.

In the first quarter of fiscal 2007, the Company opened 87 stores, closed 8 stores and expanded, relocated, or renovated 8 stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

During fiscal 2006, the Company purchased in the open market 15.4 million shares of its common stock at a cost of $367.3 million.  The Company did not purchase any shares of its common stock during the first quarter of fiscal 2007.  As of November 25, 2006, the Company had outstanding authorizations to purchase a total of approximately 6.1 million shares.

The Company has an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $350 million.  Outstanding standby letters of credit reduce the borrowing capacity of the credit facility.  The credit facility expires on August 24, 2011.  The Company had no outstanding borrowings against the credit facility during the first quarter of fiscal 2007.  Cash flow from current operations and the available credit facility, as discussed above, are expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs, scheduled interest payments, and any further repurchases of the Company’s common stock.

On December 19, 2006, the Company entered into separate agreements in connection with its unsecured Senior Notes (the “Notes”) and its unsecured revolving credit facility.  The agreements extended the delivery date for the fiscal 2006 audited financial statements, the unaudited financial statements for the first quarter of fiscal 2007 and the corresponding compliance certificates to March 31, 2007, and waived any Defaults or Events of Default that would have occurred due to the failure of the Company to deliver such information in connection with the Notes and credit facility.  As discussed in Note 5  to the Consolidated Condensed Financial Statements, the Company formed a Special Committee of the Board of Directors to investigate the Company’s stock option granting practices.  As a result, the Company was unable to file its Annual Report on Form 10-K for fiscal 2006 and Form 10-Q for the first quarter of fiscal 2007 by the required deadlines.  As of the date of the filing of this Report, the Company has delivered the appropriate financial statements and compliance certificates and is in compliance with all covenants under both the Notes and credit facility.  As of the end of the first quarter of fiscal 2007, the Company had outstanding long-term debt of $250.0 million related to the Notes.  The Company had no borrowings against its credit facility during the first quarter of fiscal 2007.

The following table shows the Company’s obligations and commitments as of the end of the first quarter of fiscal 2007 to make future payments under contractual obligations:

	Payments Due During Period Ending
(in thousands)		November	November	November	November	November
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$16,200	$233,800
Interest	111,996	13,387	13,387	13,387	13,387	13,246	45,202
Merchandise letters of credit	104,142	104,142	—	—	—	—	—
Operating leases	1,241,308	281,293	248,327	208,134	164,329	117,958	221,267
Construction obligations	3,834	3,834	—	—	—	—	—
Total	$1,711,280	$402,656	$261,714	$221,521	$177,716	$147,404	$500,269

At the end of the first quarter of fiscal 2007, approximately $21.2 million of the merchandise letters of credit were included in accounts payable on the Company’s Consolidated Condensed Balance Sheet.  Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of the end of the first quarter of fiscal 2007:

Total Amounts
Other Commercial Commitments (in thousands)	Committed
Standby letters of credit	$127,397
Surety bonds	44,935
Total Commercial Commitments	$172,332

A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for fiscal 2006.  Included in the outstanding amount of surety bonds is a $41.6 million bond obtained by the Company during the third quarter of fiscal 2006 in connection with an adverse litigation judgment, as discussed in Note 8 to the Consolidated Condensed Financial Statements included in this Report.

Recent Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures.  This approach is referred to as the “dual approach” because it requires both the carryover and reversing effects of prior year misstatements to be quantified.  SAB 108 is effective for the first annual period ending after November 15, 2006.  The Company is currently assessing the impact that SAB 108 will have on its Consolidated Financial Statements.

Critical Accounting Policies

There have been no changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for fiscal 2006.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by the Company or its representatives, which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation.  These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions.  Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements.  Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2006, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I, Item 2 above, or in other filings or statements made by the Company.  All of the forward-looking statements made by the Company in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  The Company does not intend to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities.  The Company maintains an unsecured revolving credit facility at a variable rate of interest to meet the short-term needs of its expansion program and seasonal inventory increases.  The Company had no outstanding borrowings against this facility during the first quarter of fiscal 2007.  The Company’s long-term debt associated with the Notes bears interest at fixed rates.

Item 4. Controls and Procedures

As discussed in Note 5 to the Consolidated Condensed Financial Statements included in this Report, a Special Committee of the Board of Directors has reviewed the Company’s historical stock option granting practices and, as a result of such review, the Company recorded a charge in the fourth quarter of fiscal 2006 for certain non-cash stock-based compensation expense and related interest expense.  Management has reviewed the Special Committee’s factual findings regarding the Company’s stock option granting practices, including findings regarding changes in the Company’s stock option granting process instituted in fiscal 2005.  The Special Committee has not yet made its determinations concerning remediation or what actions the Company should take with respect to the pending shareholder litigation.

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

Item 1A. Risk Factors

There have been no material changes in the Risk Factors outlined in the Company’s Annual Report on Form 10-K for fiscal 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended November 25, 2006, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September (8/27/06 - 9/30/06)	—	—	—	6,071,254
October (10/1/06 - 10/28/06)	—	—	—	6,071,254
November (10/29/06 - 11/25/06)	—	—	—	6,071,254
Total	—	—	—	6,071,254

(1)             On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to five million shares of its outstanding common stock from time to time as market conditions warrant.  As of November 25, 2006, the Company had 1.1 million shares remaining under this authorization.  On August 18, 2006, the Company announced that the Board of Directors authorized the purchase of up to an additional five million shares of its outstanding common stock from time to time as market conditions warrant.  As of November 25, 2006, the Company had not purchased any shares under this authorization.  There is no expiration date governing the period during which the Company can make share repurchases pursuant to the above referenced authorizations.

Item 5. Other Information

Pursuant to the provisions of the Company’s Bylaws and Delaware law, during the first quarter of fiscal 2007, the Company received affirmations and undertakings from certain current or former officers and/or directors in connection with the Company’s advancement of defense costs incurred in connection with derivative shareholder actions filed against the Company, as a nominal defendant, and against such officers and directors.  See Note 5 to the Consolidated Condensed Financial Statements, “Special Committee Review of Historical Stock Option Granting Procedures,” for a discussion of the Company’s stock option investigation and Note 8 to the Consolidated Condensed Financial Statements for a discussion of such derivative litigation.

Item 6. Exhibits

(a)	Exhibits incorporated by reference:

*	10.1	Director’s Share Award Guidelines (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed August 21, 2006).

	10.2

Letter Agreement dated December 8, 2006, between the Company, Family
Dollar, Inc., Wachovia Bank, National Association as Administrative Agent and
the Lenders (filed as Exhibit 10 to the Company’s report on Form 8-K filed
December 14, 2006).

	10.3

Consent dated December 19, 2006, between the Company, Family Dollar, Inc., the Subsidiary Guarantors, Wachovia Bank, National Association as
Administrative Agent and the Lenders (filed as Exhibit 10.1 to the Company’s
Report on Form 8-K filed December 22, 2006).

	10.4

Letter Agreement dated December 19, 2006, between the Company, Family
Dollar, Inc. and various institutional accredited investors (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed December 22, 2006).

*	10.5	The Family Dollar Stores, Inc. 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10 to the Company’s Report on Form 8-K filed October 6, 2006).

*	10.6	Summary of compensation arrangements of the Company’s named executive officers (filed as Exhibit 10.50 to the Company’s report on Form 10-K filed March 28, 2006).

(b)	Exhibits filed herewith:

*	10.7	Form of Affirmation and Undertaking Agreement in Connection with Advancement of Expenses

	23	Consent of Independent Registered Public Accounting Firm

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit represents a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: March 28, 2007	/s/ R. James Kelly
R. JAMES KELLY
President and Chief Operating Officer -
Interim Chief Financial Officer

Date: March 28, 2007	/s/ C. Martin Sowers
C. MARTIN SOWERS
Senior Vice President-Finance