Form 10-Q
period 2007-03-03
FAMILY DOLLAR STORES INC
filed 2007-04-12
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2007
Common Stock, $0.10 par value	150,807,820 shares

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	March 3, 2007	August 26, 2006
Assets
Current assets:
Cash and cash equivalents (Note 2)	$83,715	$79,727
Investment securities (Note 2)	331,853	136,505
Merchandise inventories	1,001,373	1,037,859
Deferred income taxes	145,419	133,468
Income tax refund receivable	—	2,397
Prepayments and other current assets	55,733	28,892
Total current assets	1,618,093	1,418,848

Property and equipment, net	1,055,317	1,077,608
Other assets	24,785	26,573
	$2,698,195	$2,523,029

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$546,441	$556,531
Accrued liabilities	451,468	429,580
Income taxes payable	36,268	—
Total current liabilities	1,034,177	986,111

Long-term debt (Note 4)	250,000	250,000
Deferred income taxes	74,040	78,525
Commitments and contingencies

Shareholders’ equity: (Notes 5 and 6)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 179,156,747 shares at March 3, 2007, and 178,559,411 shares at August 26, 2006; and outstanding 150,807,820 shares at March 3, 2007, and 150,210,484 shares at August 26, 2006	17,916	17,856
Capital in excess of par	160,848	140,829
Retained earnings	1,657,872	1,546,366
	1,836,636	1,705,051
Less: common stock held in treasury, at cost (28,348,927 shares both at March 3, 2007, and August 26, 2006)	496,658	496,658
Total shareholders’ equity	1,339,978	1,208,393
	$2,698,195	$2,523,029

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	March 3, 2007	February 25, 2006
Net sales	$1,947,380	$1,735,683

Cost and expenses:
Cost of sales	1,294,870	1,165,194
Selling, general and administrative	509,204	438,177
Litigation charge	—	45,000
Cost of sales and operating expenses	1,804,074	1,648,371

Operating profit	143,306	87,312

Interest income	3,508	2,198

Interest expense (Note 4)	4,667	2,956

Income before income taxes	142,147	86,554

Income taxes	51,604	32,025

Net income	$90,543	$54,529

Net income per common share – basic (Note 7)	$0.60	$0.35
Average shares – basic (Note 7)	150,656	155,293

Net income per common share – diluted (Note 7)	$0.60	$0.35
Average shares – diluted (Note 7)	150,925	156,755

Dividends declared per common share	$0.115	$0.105

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	First Half Ended
(in thousands, except per share amounts)	March 3, 2007	February 25, 2006
Net sales	$3,547,644	$3,247,140

Cost and expenses:
Cost of sales	2,342,252	2,168,448
Selling, general and administrative	970,959	863,468
Litigation charge	—	45,000
Cost of sales and operating expenses	3,313,211	3,076,916

Operating profit	234,433	170,224

Interest income	4,955	3,049

Interest expense (Note 4)	10,173	5,149

Income before income taxes	229,215	168,124

Income taxes	84,548	62,206

Net income	$144,667	$105,918

Net income per common share – basic (Note 7)	$0.96	$0.67
Average shares – basic (Note 7)	150,562	157,311

Net income per common share – diluted (Note 7)	$0.96	$0.67
Average shares – diluted (Note 7)	151,185	158,772

Dividends declared per common share	$0.22	$0.20

 See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended
(in thousands)	March 3, 2007	February 25, 2006
Cash flows from operating activities:
Net income	$144,667	$105,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,299	64,983
Deferred income taxes	(16,436)	(35,255)
Stock-based compensation	4,832	3,412
Loss on disposition of property and equipment	1,736	3,350
Changes in operating assets and liabilities:
Merchandise inventories	36,486	74,280
Income tax refund receivable	2,397	—
Prepayments and other current assets	(26,841)	(27,170)
Other assets	1,788	930
Accounts payable and accrued liabilities	4,754	68,998
Income taxes payable	36,268	22,532
	260,950	281,978

Cash flows from investing activities:
Purchases of investment securities	(709,727)	(248,805)
Sales of investment securities	514,379	52,700
Capital expenditures	(50,942)	(97,799)
Proceeds from dispositions of property and equipment	198	507
	(246,092)	(293,397)

Cash flows from financing activities:
Issuance of long-term debt	—	250,000
Payment of debt issuance costs	—	(958)
Repurchases of common stock	—	(201,398)
Changes in cash overdrafts	5,478	(11,029)
Proceeds from employee stock options	14,597	1,220
Excess tax benefits from stock-based compensation	649	41
Payment of dividends	(31,594)	(30,450)
	(10,870)	7,426

Net change in cash and cash equivalents	3,988	(3,993)
Cash and cash equivalents at beginning of period	79,727	105,175
Cash and cash equivalents at end of period	$83,715	$101,182

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.               In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals unless otherwise stated) necessary to present fairly the Company’s financial position as of March 3, 2007; the results of operations for the second quarter and first half ended March 3, 2007 (“second quarter and first half of fiscal 2007”), and February 25, 2006 (“second quarter and first half of fiscal 2006”); and the cash flows for the first half of fiscal 2007 and first half of fiscal 2006.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006 (“fiscal 2006”).

The results of operations for the second quarter and first half of fiscal 2007 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the second quarter and first half of fiscal 2006 have been made to conform to the presentation for the second quarter and first half of fiscal 2007.

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

4.               On December 19, 2006, the Company entered into separate agreements in connection with its unsecured Senior Notes (the “Notes”) and its unsecured revolving credit facility.  The agreements extended the delivery date for the fiscal 2006 audited financial statements, the unaudited financial statements for the first quarter of fiscal 2007 and the corresponding compliance certificates to March 31, 2007, and waived any Defaults or Events of Default that would have occurred due to the failure of the Company to deliver such information in connection with the Notes and credit facility.  As discussed in Note 5 below, the Company formed a Special Committee of the Board of Directors to investigate the Company’s stock option granting practices.  As a result, the Company was unable to file its Annual Report on Form 10-K for fiscal 2006 and its Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 by the required deadlines.  During March 2007, the Company delivered the appropriate financial statements and compliance certificates and is now in compliance with all covenants under both the Notes and credit facility.  As of the end of the first half of fiscal 2007, the Company had outstanding long-term debt of $250.0 million related to the Notes.  The Company had no borrowings against its credit facility during the first half of fiscal 2007.

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

During the second quarter and first half of fiscal 2007, the Company recognized stock-based compensation expense (related to stock options and performance share rights) of $2.8 million and $5.5 million, respectively.  During the second quarter and first half of fiscal 2006, the Company recognized stock-based compensation expense (related to stock options and performance share rights) of $1.9 million and $3.4 million, respectively.  These amounts were included within selling, general, and administrative expenses on the Consolidated Condensed Statements of Income.

Stock Options

The Company’s stock option plans provide for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date.  The Company’s practice for a number of years has been to make a single annual grant to all employees participating in the stock option program and to generally make other grants only in connection with employment or promotions.  Options expire five years from the grant date and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis.  Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before and after the adoption of SFAS 123R on August 28, 2005.  The fair values of options granted during the first quarter and the first half of fiscal 2007 were estimated using the following weighted-average assumptions:

	Quarter Ended	First Half Ended
	March 3, 2007	March 3, 2007
Expected dividend yield	1.76%	1.78%
Expected stock price volatility	29.00%	29.00%
Weighted average risk-free interest rate	4.66%	4.57%
Expected life of options (years)	4.48	4.49

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date.  Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics.  These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience.  There were no significant changes made to the methodology used to determine the assumptions during the second quarter and first half of fiscal 2007.  The weighted-average grant-date fair value of stock options granted during the second quarter and first half of fiscal 2007 were $8.11 and $7.85, respectively.  The following table summarizes the transactions under the stock option plans during the first half of fiscal 2007.

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price
Balance at August 26, 2006	5,757	$29.54
Granted	672	29.28
Exercised	(552)	26.45
Cancelled	(459)	26.89
Balance at March 3, 2007	5,418	$30.05

The total intrinsic value of stock options exercised during the second quarter and first half of fiscal 2007 was $0.9 million and $1.7 million, respectively.  As of March 3, 2007, there was approximately $10.5 million of unrecognized compensation cost related to outstanding stock options.  The unrecognized compensation cost will be recognized over a weighted-average period of approximately 1.4 years.

Performance Share Rights

Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group.  Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth.  The Compensation Committee of the Board of Directors establishes the peer group and performance metrics.  The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter.  The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group.  The following table summarizes the transactions under the performance share rights program during the first half of fiscal 2007.

(in thousands, except per share amounts)	Performance Share Rights Outstanding	Weighted Average Grant-Date Fair Value
Nonvested - August 26, 2006	261	$24.17
Granted	249	29.32
Vested	(68)	24.16
Cancellations	(5)	26.78
Adjustments	(4)	N/A
Nonvested - March 3, 2007	433	$27.10

The grant-date fair value of the performance share rights is based on the stock price on the grate date.  Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued.  The adjustments of performance share rights outstanding in the table above represents changes in the number of shares expected to be issued.  As of March 3, 2007, there was approximately $7.8 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis.  The unrecognized compensation cost will be recognized over a weighted-average period of approximately 2.0 years.

Special Committee Review of Historical Stock Option Granting Procedures

On September 25, 2006, the Company filed a Form 8-K with the Securities and Exchange Commission (the “SEC”) in which the Company advised that it was named as a nominal defendant in a lawsuit filed in the Superior Court of North Carolina, Mecklenburg County, alleging that certain of the Company’s stock option grants were “backdated.”  In connection with the lawsuit, the Company’s Board of Directors formed a Special Committee (the “Special Committee”), consisting solely of independent directors who were not named as defendants in the lawsuit, to conduct an independent investigation of the Company’s stock option granting practices, evaluate the lawsuit and take such actions with respect to the lawsuit and related matters as the Special Committee deemed appropriate.  The Special Committee was advised in its review by independent legal counsel, Richards, Layton & Finger, P.A., and by independent accounting experts.  The Special Committee’s five month review included 35 interviews of 21 current or former officers, directors and employees of the Company, as well as the review of documents and electronically-stored information amounting to hundreds of thousands of pages of documents and data.

On March 7, 2007, the Company filed a Form 8-K announcing that, based on its review of the principal factual findings of the Special Committee, the Company determined it did not properly account for certain stock options granted during the period from fiscal 1995 to fiscal 2006.   As a result, the Company recorded a cumulative charge during the fourth quarter of fiscal 2006 to correct the errors.  See Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10 - K for fiscal 2006 for more information.  The impact of these accounting adjustments on the first half of fiscal 2007 was not material.

6.               During fiscal 2006, the Company purchased in the open market 15.4 million shares of its common stock at a cost of $367.3 million.  The Company did not purchase any shares of its common stock during the second quarter and first half of fiscal 2007.  As of March 3, 2007, the Company had outstanding authorizations to purchase a total of approximately 6.1 million shares.

7.               Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock.  Such stock options are antidilutive (options for 1.6 million for both the quarter and first half ended March 3, 2007, and options for 5.3 million and 5.4 million for the quarter and first half ended February 25, 2006, respectively) and were not included in the computation of diluted net income per share.  In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		First Half Ended
(in thousands, except per share amounts)	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Basic Net Income Per Share:
Net income	$90,543	$54,529	$144,667	$105,918
Weighted average number of shares outstanding	150,656	155,293	150,562	157,311
Net income per common share - basic	$0.60	$0.35	$0.96	$0.67

Diluted Net Income Per Share:
Net income	$90,543	$54,529	$144,667	$105,918
Weighted average number of shares outstanding	150,656	155,293	150,562	157,311
Effect of dilutive securities - stock options	—	—	382	—
Effect of dilutive securities - performance share rights	269	105	241	31
Effect of dilutive securities - forward contract	—	1,357	—	1,430
Average shares - diluted	150,925	156,755	151,185	158,772
Net income per common share - diluted	$0.60	$0.35	$0.96	$0.67

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

	Quarter Ended		First Half Ended
(in thousands)	March 3, 2007	February 25, 2006	March 3, 2007	February 25, 2006
Classes of similar products:
Consumables	$1,083,049	$936,759	$2,047,993	$1,843,240
Home Products	326,088	290,552	568,501	523,872
Apparel and Accessories	259,455	234,299	482,357	445,083
Seasonal and Electronics	278,788	274,073	448,793	434,945
Net sales	$1,947,380	$1,735,683	$3,547,644	$3,247,140

Consumables includes household chemical and paper products, candy, snacks and other food, health and beauty aids, hardware and automotive supplies, and pet food and supplies.  Home Products includes domestic items such as blankets, sheets and towels as well as housewares and giftware.  Apparel and Accessories includes men’s, women’s, boys’, girls’ and infants’ clothing and shoes.  Seasonal and Electronics includes toys, stationery and school supplies, seasonal goods and electronics, including pre-paid cellular phones and services.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the fourteen-week period ended March 3, 2007, and the thirteen-week period ended February 25, 2006 (“second quarter of fiscal 2007” and “second quarter of fiscal 2006”, respectively) and the twenty-seven-week period ended March 3, 2007, and the twenty-six-week period ended February 25, 2006 (“first half of fiscal 2007” and “first half of fiscal 2006”, respectively).  This discussion should be read in conjunction with, and is qualified by, the financial statements included in this quarterly report, the financial statements for the fiscal year ended August 26, 2006 (“fiscal 2006”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Company’s Annual Report on Form 10-K for fiscal 2006.  This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2006.

Results of Operations

Fiscal 2007 is a 53-week year, compared with a 52-week year in fiscal 2006.  The second quarter of fiscal 2007 included 14 weeks compared with 13 weeks in the second quarter of fiscal 2006.  The first half of fiscal 2007 included 27 weeks compared to 26 weeks in the first half of fiscal 2006.

2007 Year-to-date Results and Fiscal 2007 Outlook

During the first half of fiscal 2007, the Company’s net sales increased 9.3% to $3.5 billion, net income increased 36.6% to $144.7 million and diluted net income per common share increased 43.3% to $0.96 as compared to the first half of fiscal 2006.  The results for the first half of fiscal 2007 included the benefit of an additional week, as discussed above.  In addition, the first half of fiscal 2006 was negatively impacted by a $45.0 million litigation charge (approximately $0.18 per diluted share).  Despite a lower than planned increase in sales in comparable stores (stores open more than 13 months), the Company was able to achieve its expected results for the first half of fiscal 2007 due to improvements in cost of sales.  The Company continued to focus on inventory productivity during the first half of fiscal 2007.  Inventory on a per store basis at the end of the first half of fiscal 2007 was approximately 7.4% lower than inventory on a per store basis at the end of the first half of fiscal 2006, excluding merchandise in transit to the distribution centers.  The various components affecting the Company’s results for the first half of fiscal 2007 are discussed in more detail below.

During the first half of fiscal 2007, the Company continued to focus its efforts on key initiatives designed to support sustainable and profitable growth, as discussed below.

•                              The Company installed refrigerated coolers in approximately 590 stores during the first half of fiscal 2007.  The coolers are part of an enhanced food strategy designed to increase customer traffic.  At the end of the first half of fiscal 2007, approximately 4,390 stores had coolers for the sale of refrigerated food.  The Company currently expects to have coolers in approximately 5,000 stores by the end of fiscal 2007.  During the first half of fiscal 2007, the Company also increased its food assortment in approximately 2,000 stores.  In addition, the Company plans to install technology to facilitate the acceptance of food stamps in approximately 1,000 stores by the end of fiscal 2007.

•                              Most Urban Initiative markets experienced improvements in store manager retention, inventory productivity and profitability during the first half of fiscal 2007 as compared to the first half of fiscal 2006.  The Company plans to continue to focus on driving better returns in these markets and plans to implement a new technological platform in approximately 800 Urban Initiative stores by the end of fiscal 2007.  The new platform is designed to facilitate better customer service and make stores easier to manage.

•                              In support of the Treasure Hunt strategy, the Company continues to: develop event-driven programs that create excitement for customers and employees; focus on improving inventory flow and turns, resulting in better presentation of new products; and enhance the apparel assortment.

•                              During fiscal 2007, the Company plans to open approximately 300 stores and close approximately 45 stores.  The Company also plans to continue to refine its site selection process and increase its cross-functional focus on new store performance.  During the first half of fiscal 2007, the Company opened 170 stores and closed 24 stores.

•                              During the first half of fiscal 2007, the Company continued to enhance its research and development effort known as “Concept Renewal.”  The Concept Renewal effort involves developing new ideas and initiatives designed to sustain profitable growth.  As of March 3, 2007, the Company had two Concept Renewal Stores to test new ideas, including store layouts and design elements.  The Company plans to have approximately ten Concept Renewal test stores by the end of fiscal 2007.  During the second quarter of fiscal 2007, the Company began to incorporate many of its new design and layout elements into new stores.

•                              The Company initiated an effort known as “Project Accelerate” during the first quarter of fiscal 2007.  Project Accelerate is a strategic, multi-year initiative designed to optimize the Company’s merchandising and supply chain processes and will include improvements to price optimization, category management, space management, and assortment planning.

Based on operating results for the first half of fiscal 2007, as discussed below, and the Company’s plans for the remainder of the year, the Company currently expects diluted net income per common share to be between $1.63 and $1.69 for fiscal 2007, compared to $1.26 in fiscal 2006.  Diluted net income per common share in fiscal 2006 includes the impact (approximately $0.18 per diluted share) of an adverse litigation judgment, as discussed in Note 8 to the Consolidated Condensed Financial Statements included in this Report, and cumulative charges (approximately $0.04 per diluted share) to record non-cash stock based compensation and income tax related interest expense, as discussed in Note 5 to the Consolidated Condensed Financial Statements included in this Report and in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2006.

Second Quarter Results and Third Quarter Outlook

Net Sales

Net sales in the second quarter of fiscal 2007 were $1.9 billion, an increase of approximately 12.2% ($211.7 million), as compared with an increase of 9.4% ($148.9 million) in the second quarter of fiscal 2006.  The increase was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 0.4% ($7.3 million), with the balance of the increase primarily relating to sales from new stores opened as part of the Company’s store growth program.  The increase in sales in comparable stores resulted from an increase in the average customer transaction, which offset a slight decline in customer traffic, as measured by the number of register transactions in comparable stores.  Sales during the second quarter of fiscal 2007 were strongest in Consumables and were weaker in Home Products and Apparel and Accessories.  Sales of Seasonal and Electronics were impacted by increased sales of prepaid services, which are recorded on a net basis.  As a result, only the markup on the sales of these products is recorded as revenue.

The Company distributed two advertising circulars during the second quarter of both fiscal 2007 and fiscal 2006.  The circulars are designed to stimulate traffic and inform customers about the Company’s Treasure Hunt merchandise, seasonal values and competitive prices on core consumables.

The average number of stores in operation during the second quarter of fiscal 2007 was 5.3% higher than the average number of stores in operation during the second quarter of fiscal 2006.

Cost of Sales

Cost of sales increased approximately 11.1% in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006.  This increase primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 66.5% in the second quarter of fiscal 2007 and 67.1% in the second quarter of fiscal 2006.  The improvement in cost of sales, as a percentage of net sales, was due to the effect of an increase in sales of prepaid services, which are reported on a net basis, as discussed above, better merchandise markup, and lower inventory shrinkage.  These improvements were partially offset by higher markdown expense.  Freight expense, as a percentage of net sales, was substantially unchanged.  The Company continues to focus on improving inventory productivity, including the continued refinement of the Company’s inventory replenishment system and the implementation of a more aggressive markdown strategy.  The Company believes that the improvements in inventory productivity are positively impacting inventory shrinkage and store manager retention trends.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 16.2% in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  SG&A expenses, as a percentage of net sales, were 26.1% in the second quarter of fiscal 2007 and 25.2% in the second quarter of fiscal 2006.  As a result of relatively flat comparable store sales growth and the effect of an increase in sales of prepaid services, most costs in the second quarter of fiscal 2007, including compensation expense, were deleveraged.  Expenses associated with the Company’s review of its stock option granting practices (approximately 0.7% of net sales) and increased compensation expense (approximately 0.5% of net sales) were partially offset by a decrease in insurance costs (approximately 0.3% of net sales).  See Note 5 to the Consolidated Condensed Financial Statements included in this Report and Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2006 for more information on the Company’s review of its stock option granting practices.  The decrease in insurance costs, as a percentage of net sales, was due to a reduction in health care and workers compensation expenses.  The Company believes that improvements in processes, lower inventory levels and increased store manager retention rates contributed to the reduction in workers compensation costs.

Litigation Charge

During the second quarter of fiscal 2006, the Company recorded a $45.0 million (approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama.  See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information.  All other legal expenses incurred during the second quarter of both fiscal 2007 and fiscal 2006 were recorded in SG&A.

Interest Income

Interest income increased $1.3 million in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006.  The increase in interest income was due to an increase in investments and interest rates.

Interest Expense

Interest expense increased $1.7 million in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006.  The increase in interest expense was due primarily to interest on state income taxes.

Income Taxes

The effective tax rate was 36.3% for the second quarter of fiscal 2007 compared with 37.0% for the second quarter of fiscal 2006.  The decrease in the effective tax rate was primarily the result of the positive impact of a retroactive reinstatement of federal jobs tax credits and the effect of changes in state income taxes.

Third Quarter Outlook

For the third quarter of fiscal 2007, the Company expects comparable store sales to increase 1-3% as a result of the rollout of the Company’s food strategy, the impact from “Treasure Hunt” merchandise sales and continued focus on driving better returns in the Urban Initiative markets, as well as sales of prepaid cellular phones and services.  The Company believes that cost of sales, as a percentage of net sales, during the third quarter of fiscal 2007 will decrease as compared to fiscal 2006 due to better merchandise markup, lower inventory shrinkage, lower freight expense, and the effect of an increase in sales of prepaid services.  These factors are expected to offset the continuing effect of the shift in the merchandise mix to more lower-margin basic consumables.  The Company believes that SG&A expense, as a percentage of net sales, will increase as compared to fiscal 2006 due to continued investments in the Company’s ongoing initiatives and low single-digit comparable store sales growth.  Using these assumptions, the Company expects that earnings per share will be between $0.39 and $0.43 for the third quarter of fiscal 2007.

Year-to-date Results

Net Sales

Net sales in the first half of fiscal 2007 were $3.5 billion, an increase of approximately 9.3% ($300.5 million), as compared with an increase of 9.4% ($280.1 million) in the first half of fiscal 2006.  The increase was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 0.6% ($20.4 million), with the balance of the increase primarily relating to sales from new stores opened as part of the Company’s store growth program.  The increase in sales in comparable stores resulted from an increase in the average customer transaction, which offset a slight decline in customer traffic, as measured by the number of register transactions in comparable stores.  Sales during the first half of fiscal 2007 were strongest in Consumables and were weaker in Home Products and Apparel and Accessories.  Sales of Seasonal and Electronics were impacted by increased sales of prepaid services, which are recorded on a net basis.  As a result, only the markup on the sales of these products is recorded as revenue.

The Company distributed three advertising circulars during the first half of both fiscal 2007 and fiscal 2006.  The circulars are designed to stimulate traffic and inform customers about the Company’s Treasure Hunt merchandise, seasonal values and competitive prices on core consumables.

The average number of stores in operation during the first half of fiscal 2007 was 5.2% higher than the average number of stores in operation during the first half of fiscal 2006.  The Company had 6,319 stores in operation at the end of the first half of fiscal 2007, compared with 6,002 stores in operation at the end of the first half of fiscal 2006, representing an increase of 5.3%.

Cost of Sales

Cost of sales increased approximately 8.0% in the first half of fiscal 2007 compared with the first half of fiscal 2006.  This increase primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 66.0% in the first half of fiscal 2007 and 66.8% in the first half of fiscal 2006.  The improvement in cost of sales, as a percentage of net sales, was due to the effect of an increase in sales of prepaid services, which are reported on a net basis, as discussed above, better merchandise markup, and lower inventory shrinkage.  These improvements were offset slightly by higher markdown expense.  Freight expense, as a percentage of net sales, was substantially unchanged.  The Company continues to focus on improving inventory productivity, including the continued refinement of the Company’s inventory replenishment system and the implementation of a more aggressive markdown strategy.  The Company believes that the improvements in inventory productivity are positively impacting inventory shrinkage and store manager retention trends.

Selling, General and Administrative Expenses

SG&A expenses increased 12.4% in the first half of fiscal 2007, compared with the first half of fiscal 2006.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  SG&A expenses, as a percentage of net sales, were 27.4% in the first half of fiscal 2007 and 26.6% in the first half of fiscal 2006.  As a result of  relatively flat comparable store sales growth and the effect of an increase in sales of prepaid services, most costs in the first half of fiscal 2007, including compensation expense, were deleveraged.  Expenses associated with the Company’s review of its stock option granting practices (approximately 0.5% of net sales), increased occupancy costs (approximately 0.3% of net sales) and increased compensation expense (approximately 0.3% of net sales) were partially offset by a decrease in insurance costs (approximately 0.3% of net sales).  See Note 5 to the Consolidated Condensed Financial Statements included in this Report and Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2006 for more information on the Company’s review of its stock option granting practices.  The increase in occupancy costs, as a percentage of net sales, was due primarily to higher rent expense.  The decrease in insurance costs, as a percentage of net sales, was due to a reduction in health care and workers compensation expenses.  The Company believes that improvements in processes, lower inventory levels and increased store manager retention rates contributed to the reduction in workers compensation costs.

Litigation Charge

During the first half of fiscal 2006, the Company recorded a $45.0 million (approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama.  See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information.  All other legal expenses incurred during the first half of both fiscal 2007 and fiscal 2006 were recorded in SG&A.

Interest Income

Interest income increased $1.9 million in the first half of fiscal 2007 compared with the first half of fiscal 2006.  The increase in interest income was due to an increase in investments and interest rates.

Interest Expense

Interest expense increased $5.0 million in the first half of fiscal 2007 compared with the first half of fiscal 2006.  The increase in interest expense was due primarily to interest on taxes as proposed by the Internal Revenue Service during their examination of the Company’s consolidated federal income tax returns for fiscal 2005, fiscal 2004 and fiscal 2003 and interest on state income taxes.

Income Taxes

The effective tax rate was 36.9% for the first half of fiscal 2007, compared with 37.0% for the first half of fiscal 2006.  The decrease in the effective tax rate was primarily the result of the effect of changes in state income taxes.

Liquidity and Capital Resources

At the end of the first half of fiscal 2007, the Company had working capital of $583.9 million, compared with $432.7 million as of August 26, 2006.  Changes in working capital during the first half of fiscal 2007 and fiscal 2006 were primarily the result of earnings, changes in merchandise inventories, capital expenditures, changes in income taxes payable, and, in the first half of fiscal 2006, repurchases of the Company’s common stock.  The Company’s inventories at the end of the first half of fiscal 2007 were 1.5% lower than at the end of the first half of fiscal 2006.  Inventory on a per store basis at the end of the first half of fiscal 2007 was approximately 7.4% lower than inventory on a per store basis at the end of the first half of fiscal 2006, excluding merchandise in transit to the distribution centers.  The decrease in inventory on a per store basis is the result of the Company’s continued refinement of its replenishment system and renewed focus on inventory productivity, which includes improved planning and flow of fashion merchandise and the use of more aggressive exit strategies.  The decrease in inventory levels has had a positive impact on merchandise presentation and store manager retention.

Capital expenditures for the first half of fiscal 2007 were approximately $50.9 million and are currently expected to be approximately $155 million to $165 million for fiscal 2007.  The majority of the planned capital expenditures for fiscal 2007 relate to the Company’s new store openings; existing store expansions, relocations and renovations; and expenditures related to store-focused technology infrastructure.

In the first half of fiscal 2007, the Company opened 170 stores, closed 24 stores and expanded, relocated, or renovated 9 stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

During fiscal 2006, the Company purchased in the open market 15.4 million shares of its common stock at a cost of $367.3 million.  The Company did not purchase any shares of its common stock during the first half of fiscal 2007 but expects to begin purchasing additional shares of its common stock during the second half of fiscal 2007.  As of March 3, 2007, the Company had outstanding authorizations to purchase a total of approximately 6.1 million shares.

The Company has an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $350 million.  Outstanding standby letters of credit ($123.0 million as of March 3, 2007) reduce the borrowing capacity of the credit facility.  The credit facility expires on August 24, 2011.  The Company had no outstanding borrowings against the credit facility during the first half of fiscal 2007.  Cash flow from current operations and the available credit facility, as discussed above, are expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs, scheduled interest payments, and any further repurchases of the Company’s common stock.

On December 19, 2006, the Company entered into separate agreements in connection with its unsecured Senior Notes (the “Notes”) and its unsecured revolving credit facility.  The agreements extended the delivery date for the fiscal 2006 audited financial statements, the unaudited financial statements for the first quarter of fiscal 2007 and the corresponding compliance certificates to March 31, 2007, and waived any Defaults or Events of Default that would have occurred due to the failure of the Company to deliver such information in connection with the Notes and credit facility.  As discussed in Note 5 to the Consolidated Condensed Financial Statements included in this Report, the Company formed a Special Committee of the Board of Directors to investigate the Company’s stock option granting practices.  As a result, the Company was unable to file its Annual Report on Form 10-K for fiscal 2006 and its Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 by the required deadlines.  During March 2007, the Company delivered the appropriate financial statements and compliance certificates and is in compliance with all covenants under both the Notes and credit facility.  As of the end of the first half of fiscal 2007, the Company had outstanding long-term debt of $250.0 million related to the Notes.

The following table shows the Company’s obligations and commitments as of the end of the first half of fiscal 2007 to make future payments under contractual obligations:

	Payments Due During Period Ending
(in thousands)		February	February	February	February	February
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$16,200	$233,800
Interest	111,996	13,387	13,387	13,387	13,387	13,034	45,414
Merchandise letters of credit	95,196	95,196	—	—	—	—	—
Operating leases	1,266,549	287,442	253,984	212,226	167,231	121,264	224,402
Construction obligations	6,123	6,123	—	—	—	—	—
Total	$1,729,864	$402,148	$267,371	$225,613	$180,618	$150,498	$503,616

At the end of the first half of fiscal 2007, approximately $37.4 million of the merchandise letters of credit were included in accounts payable on the Company’s Consolidated Condensed Balance Sheet.  Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of the end of the first half of fiscal 2007:

Total Amounts
Other Commercial Commitments (in thousands)	Committed
Standby letters of credit	$123,027
Surety bonds	44,935
Total Commercial Commitments	$167,962

The standby letters of credit (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for fiscal 2006.  Included in the outstanding amount of surety bonds is a $41.6 million bond obtained by the Company during the third quarter of fiscal 2006 in connection with an adverse litigation judgment, as discussed in Note 8 to the Consolidated Condensed Financial Statements included in this Report.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value.  If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined the impact, if any, that SFAS 159 will have on its Consolidated Financial Statements.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities.  The Company maintains an unsecured revolving credit facility at a variable rate of interest to meet the short-term needs of its expansion program and seasonal inventory increases.  The Company had no outstanding borrowings against this facility during the first half of fiscal 2007.  The Company’s long-term debt associated with the Notes bears interest at fixed rates.

Item 4.      Controls and Procedures

As discussed in Note 5 to the Consolidated Condensed Financial Statements included in this Report, a Special Committee of the Board of Directors has reviewed the Company’s historical stock option practices and, as a result of such review, the Company recorded a charge in the fourth quarter of fiscal 2006 for certain non-cash stock-based compensation expense and related interest expense.  Management has reviewed the Special Committee’s factual findings regarding the Company’s stock option process, including findings regarding changes in the Company’s stock option granting process instituted in fiscal 2005.  The Special Committee has not yet made its determinations concerning remediation or what actions the Company should take with respect to the pending shareholder litigation.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended March 3, 2007, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
December (11/26/06 - 12/30/06)	—	—	—	6,071,254
January (12/31/06 - 2/3/07)	—	—	—	6,071,254
February (2/4/07 - 3/3/07)	—	—	—	6,071,254
Total	—	—	—	6,071,254

(1)        On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to five million shares of its outstanding common stock from time to time as market conditions warrant.  As of March 3, 2007, the Company had 1.1 million shares remaining under this authorization.  On August 18, 2006, the Company announced that the Board of Directors authorized the purchase of up to an additional five million shares of its outstanding common stock from time to time as market conditions warrant.  As of March 3, 2007, the Company had not purchased any shares under this authorization.  There is no expiration date governing the period during which the Company can make share repurchases pursuant to the above referenced authorizations.

Between January 1, 2007, and February 28, 2007, the Company issued 251,270 shares of the Company’s common stock, for an aggregate price of $6,991,823, to certain of the Company’s key employees upon their exercise of options previously granted under the Family Dollar Stores, Inc. 1989 Non-Qualified Stock Option Plan. To the extent not covered by an effective registration statement, such issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering due to lack of general solicitation or advertising, the status and knowledge of the key employee optionees and publicly available information about the Company and its operations.

Item 5.        Other Information

The Company has set the time, date and location for its 2007 annual meeting of stockholders (the “2007 Annual Meeting”) as 2:00 p.m., local time, on June 19, 2007, at the office of the Company, 10401 Monroe Road, Matthews, North Carolina 28201-1017.  April 25, 2007, is the record date for the determination of stockholders who will be entitled to notice of and voting rights at the 2007 Annual Meeting.

Because the scheduled date for the 2007 Annual Meeting is more than 30 days after the anniversary date of the 2006 annual meeting of stockholders, proposals of stockholders intended to be presented at the 2007 Annual Meeting, and to be included in the proxy statement and form of proxy pursuant to Rule 14a-8 under the Exchange Act, must be received by the Company on or before April 23, 2007.  If the Company does not receive notice of any stockholder proposal on or before April 23, 2007, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) under the Act, and the persons named in the proxies solicited by the Board of Directors for the 2007 Annual Meeting may exercise discretionary voting power with respect to such proposal.  Additionally, the Company’s Bylaws require that any stockholder who intends to make a nomination or bring any other matter before the 2007 Annual Meeting must deliver notice of such intent to the Company not later than April 28, 2007.  Any such proposals or notices should be in writing and should be sent by certified mail, return receipt requested to the Secretary, Family Dollar Stores, Inc., P.O. Box 1017, Charlotte, North Carolina 28201-1017.

Item 6.  Exhibits

(a)	Exhibits incorporated by reference:

10.1

Letter Agreement dated December 8, 2006, between the Company, Family Dollar, Inc., Wachovia Bank, National Association as Administrative Agent and the Lenders (filed as Exhibit 10 to the Company’s report on Form 8-K filed December 14, 2006).

10.2

Consent dated December 19, 2006, between the Company, Family Dollar, Inc., the Subsidiary Guarantors, Wachovia Bank, National Association as Administrative Agent and the Lenders (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2006).

10.3

Letter Agreement dated December 19, 2006, between the Company, Family Dollar, Inc. and various institutional accredited investors (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed December 22, 2006).

(b)	Exhibits filed herewith:

*	10.4	Family Dollar Stores, Inc. 2006 Incentive Plan: Guidelines for Long-Term Incentive Performance Share Rights Awards

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit represents a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: April 12, 2007	/s/ R. James Kelly
R. JAMES KELLY
President and Chief Operating Officer -
Interim Chief Financial Officer

Date: April 12, 2007	/s/ C. Martin Sowers
C. MARTIN SOWERS
Senior Vice President-Finance