Form 10-Q
period 2007-06-02
FAMILY DOLLAR STORES INC
filed 2007-07-11
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 29, 2007
Common Stock, $0.10 par value	145,584,602 shares

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	June 2, 2007	August 26, 2006
Assets
Current assets:
Cash and cash equivalents (Note 2)	$156,192	$79,727
Investment securities (Note 2)	200,373	136,505
Merchandise inventories	1,007,792	1,037,859
Deferred income taxes	148,086	133,468
Income tax refund receivable	—	2,397
Prepayments and other current assets	52,887	28,892
Total current assets	1,565,330	1,418,848

Property and equipment, net	1,053,213	1,077,608
Other assets	24,104	26,573
	$2,642,647	$2,523,029

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$552,580	$556,531
Accrued liabilities	454,480	429,580
Income taxes payable	41,316	—
Total current liabilities	1,048,376	986,111

Long-term debt (Note 4)	250,000	250,000
Deferred income taxes	72,443	78,525
Commitments and contingencies

Shareholders’ equity: (Notes 5 and 6)
Preferred stock, $1 par; authorized and unissued 500,000 shares

Common stock, $.10 par; authorized 600,000,000 shares; issued 179,702,109 shares at June 2, 2007, and 178,559,411 shares at August 26, 2006; and outstanding 147,298,382 shares at June 2, 2007, and 150,210,484 shares at August 26, 2006	17,970	17,856
Capital in excess of par	180,991	140,829
Retained earnings	1,701,411	1,546,366
	1,900,372	1,705,051
Less: common stock held in treasury, at cost (32,403,727 shares at June 2, 2007, and 28,348,927 shares at August 26, 2006) (Note 6)	628,544	496,658
Total shareholders’ equity	1,271,828	1,208,393
	$2,642,647	$2,523,029

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	June 2, 2007	May 27, 2006
Net sales	$1,654,776	$1,569,516

Cost and expenses:
Cost of sales	1,077,765	1,041,789
Selling, general and administrative	484,137	435,366
Cost of sales and operating expenses	1,561,902	1,477,155

Operating profit	92,874	92,361

Interest income	3,224	2,086

Interest expense (Note 4)	3,167	3,093

Income before income taxes	92,931	91,354

Income taxes	32,557	34,440

Net income	$60,374	$56,914

Net income per common share – basic (Note 7)	$0.40	$0.37
Weighted average shares – basic (Note 7)	149,758	154,260

Net income per common share – diluted (Note 7)	$0.40	$0.37
Weighted average shares – diluted (Note 7)	150,495	154,566

Dividends declared per common share	$0.115	$0.105

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Quarters Ended
(in thousands, except per share amounts)	June 2, 2007	May 27, 2006
Net sales	$5,202,420	$4,816,656

Cost and expenses:
Cost of sales	3,420,017	3,210,237
Selling, general and administrative	1,455,096	1,298,834
Litigation charge (Note 8)	—	45,000
Cost of sales and operating expenses	4,875,113	4,554,071

Operating profit	327,307	262,585

Interest income	8,179	5,135

Interest expense (Note 4)	13,340	8,242

Income before income taxes	322,146	259,478

Income taxes	117,105	96,646

Net income	$205,041	$162,832

Net income per common share – basic (Note 7)	$1.36	$1.04
Weighted average shares – basic (Note 7)	150,300	156,294

Net income per common share – diluted (Note 7)	$1.36	$1.04
Weighted average shares – diluted (Note 7)	150,914	156,365

Dividends declared per common share	$0.335	$0.305

See notes to the consolidated condensed financial statements.

 FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
(in thousands)	June 2, 2007	May 27, 2006
Cash flows from operating activities:
Net income	$205,041	$162,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,567	99,044
Deferred income taxes	(20,700)	(42,344)
Stock-based compensation	9,173	5,945
Loss on disposition of property and equipment	2,409	4,189
Changes in operating assets and liabilities:
Merchandise inventories	30,067	62,570
Income tax refund receivable	2,397	—
Prepayments and other current assets	(23,995)	(25,996)
Other assets	2,469	634
Accounts payable and accrued liabilities	(1,052)	43,736
Income taxes payable	41,316	3,844
	354,692	314,454

Cash flows from investing activities:
Purchases of investment securities	(1,003,969)	(261,305)
Sales of investment securities	940,101	196,435
Capital expenditures	(85,899)	(144,378)
Proceeds from dispositions of property and equipment	318	1,675
	(149,449)	(207,573)

Cash flows from financing activities:
Issuance of long-term debt	—	250,000
Payment of debt issuance costs	—	(958)
Repurchases of common stock	(131,886)	(334,051)
Changes in cash overdrafts	20,942	(16,016)
Proceeds from employee stock options	29,856	5,277
Excess tax benefits from stock-based compensation	1,248	196
Payment of dividends	(48,938)	(46,759)
	(128,778)	(142,311)

Net change in cash and cash equivalents	76,465	(35,430)
Cash and cash equivalents at beginning of period	79,727	105,175
Cash and cash equivalents at end of period	$156,192	$69,745

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.               In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals unless otherwise stated) necessary to present fairly the Company’s financial position as of June 2, 2007; the results of operations for the thirteen and forty-week periods ended June 2, 2007 (“third quarter and first three quarters of fiscal 2007,” respectively), and thirteen and thirty-nine-week periods ended May 27, 2006 (“third quarter and first three quarters of fiscal 2006,” respectively); and the cash flows for the first three quarters of fiscal 2007 and first three quarters of fiscal 2006.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2006 (“fiscal 2006”).

The results of operations for the third quarter and first three quarters of fiscal 2007 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the third quarter and first three quarters of fiscal 2006 have been made to conform to the presentation for the third quarter and first three quarters of fiscal 2007.

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

4.               On December 19, 2006, the Company entered into separate agreements in connection with its unsecured Senior Notes (the “Notes”) and its unsecured revolving credit facility.  The agreements extended the delivery date for the fiscal 2006 audited financial statements, the unaudited financial statements for the first quarter of fiscal 2007 and the corresponding compliance certificates to March 31, 2007, and waived any Defaults or Events of Default that would have occurred due to the failure of the Company to deliver such information in connection with the Notes and credit facility.  As discussed in Note 5 below, the Company formed a Special Committee of the Board of Directors to investigate the Company’s stock option granting practices.  As a result, the Company was unable to file its Annual Report on Form 10-K for fiscal 2006 and its Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 by the required deadlines.  During March 2007, the Company delivered the appropriate financial statements and compliance certificates and is now in compliance with all covenants under both the Notes and credit facility.  As of the end of the first three quarters of fiscal 2007, the Company had outstanding long-term debt of $250.0 million related to the Notes.  The Company had no borrowings against its credit facility during the first three quarters of fiscal 2007.

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

During the third quarter and first three quarters of fiscal 2007, the Company recognized stock-based compensation expense (related to stock options and performance share rights) of $4.4 million and $9.9 million, respectively.  During the third quarter and first three quarters of fiscal 2006, the Company recognized stock-based compensation expense (related to stock options and performance share rights) of $2.5 million and $5.9 million, respectively.  These amounts were included within selling, general, and administrative expenses on the Consolidated Condensed Statements of Income.

Stock Options

The Company’s stock option plans provide for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date.  The Company’s practice for a number of years has been to make a single annual grant to all employees participating in the stock option program and to generally make other grants only in connection with employment or promotions.  Options expire five years from the grant date and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis.  Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of each option granted before and after the adoption of SFAS 123R on August 28, 2005.  The fair values of options granted during the third quarter and first three quarters of fiscal 2007 were estimated using the following weighted-average assumptions:

	Quarter Ended	Three Quarters Ended
	June 2, 2007	June 2, 2007
Expected dividend yield	1.71%	1.78%
Expected stock price volatility	29.00%	29.00%
Weighted average risk-free interest rate	4.60%	4.57%
Expected life of options (years)	4.48	4.49

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date.  Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock.  The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date.  The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics.  These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience.  There were no significant changes made to the methodology used to determine the assumptions during the third quarter and first three quarters of fiscal 2007.  The weighted-average grant-date fair value of stock options granted during the third quarter and first three quarters of fiscal 2007 were $8.57 and $7.87, respectively.  The following table summarizes the transactions under the stock option plans during the first three quarters of fiscal 2007.

(in thousands, except per share amounts)	Options Outstanding	Weighted Average Exercise Price
Balance at August 26, 2006	5,757	$29.54
Granted	686	29.33
Exercised	(1,096)	27.21
Cancelled	(525)	27.30
Balance at June 2, 2007	4,822	$30.28

The total intrinsic value of stock options exercised during the third quarter and first three quarters of fiscal 2007 was $2.5 million and $4.2 million, respectively.  As of June 2, 2007, there was approximately $9.0 million of unrecognized compensation cost related to outstanding stock options.  The unrecognized compensation cost will be recognized over a weighted-average period of approximately 1.3 years.

Performance Share Rights

Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group.  Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth.  The Compensation Committee of the Board of Directors establishes the peer group and performance metrics.  The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter.  The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group.  The following table summarizes the transactions under the performance share rights program during the first three quarters of fiscal 2007.

(in thousands, except per share amounts)	Performance Share Rights Outstanding	Weighted Average Grant-Date Fair Value
Nonvested - August 26, 2006	251	$24.17
Granted	256	29.40
Vested	(69)	24.16
Cancellations	(9)	26.94
Adjustments	10	N/A
Nonvested – June 2, 2007	439	$27.17

The grant-date fair value of the performance share rights is based on the stock price on the grant date.  Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued.  The adjustments of performance share rights outstanding in the table above represents the performance adjustment for shares vested during the period.  As of June 2, 2007, there was approximately $8.0 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis.  The unrecognized compensation cost will be recognized over a weighted-average period of approximately 1.7 years.

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

On March 7, 2007, the Company filed a Form 8-K announcing that, based on its review of the principal factual findings of the Special Committee, the Company determined it did not properly account for certain stock options granted during the period from fiscal 1995 to fiscal 2006.  As a result, the Company recorded a cumulative charge of $10.5 million during the fourth quarter of fiscal 2006 to correct the errors.  See Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2006 for more information.

On June 26, 2007, the Company filed a Form 8-K announcing that it had reached an agreement for settlement of all stockholder derivative actions alleging that certain stock option grants had been “backdated,” subject to court approval.  See Note 8 for more information on the stockholder derivative actions and related settlement.

6.               During the third quarter of fiscal 2007, the Company purchased 4.1 million shares of its common stock at a cost of $131.9 million.  The shares were repurchased in the open market or pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company did not purchase any shares of its common stock during the first half of fiscal 2007.  During the first three quarters of fiscal 2006, the Company purchased 13.9 million shares of its common stock at a cost of $334.2 million.

All such shares were purchased pursuant to share repurchase authorizations approved by the Board of Directors.  As of June 2, 2007, the Company had outstanding authorizations to purchase a total of approximately 2.0 million additional shares.  On June 19, 2007, the Company announced that the Board of Directors authorized the purchase of up to an additional 5.0 million shares of its common stock from time to time as market conditions warrant.  Shares purchased under the share repurchase authorizations, with the exception of the shares purchased during fiscal 2006 with the proceeds of the Notes, are held in treasury or have been reissued under the Family Dollar 2000 Outside Directors Plan.  Shares purchased during fiscal 2006 with the proceeds of the Notes were canceled and returned to the status of authorized but unissued shares.

7.               Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.  The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock.  Such stock options are antidilutive (options for 1.5 million shares for both the quarter and first three quarters ended June 2, 2007, and options for 4.9 million shares and 5.1 million shares for the quarter and first three quarters ended May 27, 2006, respectively) and were not included in the computation of diluted net income per share.  In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
Basic Net Income Per Share:
Net income	$60,374	$56,914	$205,041	$162,832
Weighted average number of shares outstanding	149,758	154,260	150,300	156,294
Net income per common share – basic	$0.40	$0.37	$1.36	$1.04

Diluted Net Income Per Share:
Net income	$60,374	$56,914	$205,041	$162,832
Weighted average number of shares outstanding	149,758	154,260	150,300	156,294
Effect of dilutive securities – stock options	401	129	303	7
Effect of dilutive securities – performance share rights	336	177	311	64
Weighted average shares – diluted	150,495	154,566	150,914	156,365
Net income per common share – diluted	$0.40	$0.37	$1.36	$1.04

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

A jury trial in this case was held in June 2005, in Tuscaloosa, Alabama, and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter.  The case was subsequently retried to a jury in Tuscaloosa, Alabama, which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay rather than as salaried exempt managers and awarded damages.  Subsequently, the Court ruled the Company did not act in good faith in classifying the plaintiffs as exempt, and after making adjustments to the damages award based upon the filing of personal bankruptcy by certain plaintiffs, the Court entered a judgment for approximately $33.3 million.  As a result of post-trial motions filed by both parties, on April 16, 2007, the court entered a final modified judgment for approximately $35.6 million.  The Company has appealed this final judgment and posted a bond to stay execution on the judgment pending such appeal.  The Court ruled that it will consider the plaintiffs’ motion for an award of attorneys’ fees and expenses at the conclusion of the Company’s appeal.

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

On August 24, 2006, a shareholder derivative complaint was filed in the Superior Court of North Carolina, Mecklenburg County, by Rebecca Mitchell against the Company as a nominal defendant and certain of its current and former officers and directors as individual defendants.  The complaint asserted claims under state law in connection with allegations that certain of the Company’s stock option grants were “backdated.”  This complaint was subsequently consolidated with a second, nearly identical complaint filed by Jeffrey Alasina and transferred to the North Carolina Business Court.  On January 4, 2007, the plaintiffs filed a consolidated amended complaint in the case, which is now captioned  In re Family Dollar Stores, Inc. Derivative Litigation, Master File No. 06-CVS-16796 in the General Court of Justice, Superior Court Division, Mecklenburg County.  The consolidated amended complaint names the Company as a nominal defendant and Howard R. Levine, R. James Kelly, R. David Alexander, Jr., George R. Mahoney, Jr., John J. Scanlon, C. Martin Sowers, Charles S. Gibson, Jr., Gilbert A. LaFare, Samuel N. McPherson, Mark R. Bernstein, James G. Martin, and Sharon A. Decker as individual defendants.  The consolidated amended complaint contains claims for an accounting, breach of fiduciary duty, restitution/unjust enrichment, and rescission in connection with the Company’s alleged backdating.  The consolidated amended complaint seeks unspecified damages, disgorgement, equitable relief, and costs, including attorneys’ fees.

On December 15, 2006, a shareholder derivative complaint was filed in the United States District Court for the Western District of North Carolina, Case No. 3:06CV510-W, by Dorothy M. Lee against the Company as a nominal defendant and certain of its current and former officers and directors, Howard R. Levine, Leon Levine, R. James Kelly, R. David Alexander, Jr., Charles S. Gibson, Jr., C. Martin Sowers, George R. Mahoney, Jr., Mark R. Bernstein, Sharon Allred Decker, Edward C. Dolby, Glenn A. Eisenberg, James G. Martin, and Dale C. Pond, as individual defendants.  The complaint asserted claims under state and federal law in connection with allegations that certain of the Company’s stock option grants were “backdated.”  On December 20, 2006, a second, nearly identical complaint was filed by Stanford H. Arden in the United States District Court for the Western District of North Carolina, Case No. 3:06CV523-C.  The complaints each contain claims for violations of section 14(a) of the Exchange Act, an accounting, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, rescission, and breach of fiduciary duty for insider selling and misappropriation of information in connection with the Company’s alleged backdating of stock option grants.  The complaints each seek unspecified money damages, an accounting, corporate governance and internal control reforms, imposition of a constructive trust over the defendants’ stock options, punitive damages, and costs, including attorneys’ fees.  On March 23, 2007, the Court entered an order consolidating these two federal actions under the caption In re Family Dollar Stores, Inc. Derivative Litigation, Case No. 3106CV510-W.

As of June 25, 2007, the parties have settled both consolidated derivative actions, subject to approval of the Court.  The settlement terms generally provide for certain corporate governance reforms, consisting principally of the following: (i) improved processes for the approval of stock option grants; (ii) adoption of categorical standards for director independence; (iii) adoption of a majority vote policy for uncontested elections of directors; (iv) the election of two additional independent directors; (v) provisions for recovery of cash bonus payments made to executive officers in the event of any future financial restatements resulting from intentional misconduct; and (vi) provisions for minimum stock ownership levels by Company officers.  In addition, the settlement includes the agreement of each of Howard R. Levine, Chairman and CEO, R. James Kelly, President and COO, George R. Mahoney, Jr., a director and former officer of the Company, and C. Martin Sowers, a Company officer, that an aggregate of 210,000 stock options held by them will be relinquished.  The complete settlement terms are set forth in the Stipulation and Agreement of Compromise, Settlement and Release filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2007.  The Company recorded a charge of approximately $5.7 million in the third quarter of fiscal 2007 for previously unplanned costs and expenses related to the litigation and its settlement, including $3.5 million for an expected award of attorneys’ fees to counsel for the plaintiffs.

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

	Quarter Ended		Three Quarters Ended
(in thousands)	June 2, 2007	May 27, 2006	June 2, 2007	May 27, 2006
Classes of similar products:
Consumables	$975,307	$916,810	$3,023,300	$2,760,051
Home Products	238,257	233,347	806,758	757,219
Apparel and Accessories	262,789	239,493	745,146	684,576
Seasonal and Electronics	178,423	179,866	627,216	614,810
Net sales	$1,654,776	$1,569,516	$5,202,420	$4,816,656

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the consolidated results of operations and financial condition of the Company for the thirteen-week period ended June 2, 2007, and the thirteen-week period ended May 27, 2006 (“third quarter of fiscal 2007” and “third quarter of fiscal 2006”, respectively) and the forty-week period ended June 2, 2007, and the thirty-nine-week period ended May 27, 2006 (“first three quarters of fiscal 2007” and “first three quarters of fiscal 2006”, respectively).  This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 26, 2006 (“fiscal 2006”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Company’s Annual Report on Form 10-K for fiscal 2006.  This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2006, and in Part II, Item 1A of this Report.

Results of Operations

Fiscal 2007 is a 53-week year, compared with a 52-week year in fiscal 2006.  The extra week occurred during the second quarter of fiscal 2007.  As a result, the first three quarters of fiscal 2007 included 40 weeks compared to 39 weeks in the first three quarters of fiscal 2006.

2007 Year-to-date Results and Fiscal 2007 Outlook

During the first three quarters of fiscal 2007, the Company’s net sales increased 8.0% to $5.2 billion, net income increased 25.9% to $205.0 million and diluted net income per common share increased 30.8% to $1.36 as compared to the first three quarters of fiscal 2006.  The results for the first three quarters of fiscal 2007 included the benefit of an additional week, as discussed above.  In addition, the first three quarters of fiscal 2006 was negatively impacted by a $45.0 million pre-tax litigation charge (approximately $0.18 per diluted share).  Improvements in cost of sales as a percentage of net sales, partially offset the effect of a lower than planned increase in sales in comparable stores (stores open more than 13 months) during the first three quarters of fiscal 2007.  The Company continued to focus on inventory productivity during the first three quarters of fiscal 2007.  Inventory on a per store basis at the end of the first three quarters of fiscal 2007 was approximately 8.6% lower than inventory on a per store basis at the end of the first three quarters of fiscal 2006, excluding merchandise in transit to the distribution centers.  The various components affecting the Company’s results for the first three quarters of fiscal 2007 are discussed in more detail below.

During the first three quarters of fiscal 2007, the Company continued to focus its efforts on key initiatives designed to support sustainable and profitable growth, as discussed below.

•       The Company installed refrigerated coolers in approximately 900 stores during the first three quarters of fiscal 2007.  The coolers are part of an enhanced food strategy designed to increase customer traffic.  At the end of the first three quarters of fiscal 2007, approximately 4,700 stores had coolers for the sale of refrigerated food.  The Company currently expects to have coolers in more than 5,000 stores by the end of fiscal 2007.  During the first three quarters of fiscal 2007, the Company also updated its food schematic in all stores to reflect a greater emphasis on quick-prep and ready-to-eat products, increased the food assortment in approximately 2,000 stores and installed technology to facilitate the acceptance of food stamps in approximately 300 stores.  The Company currently plans to install the new technology in up to 750 stores by the end of fiscal 2007.

•       The Company continues to focus on driving better returns in the Urban Initiative markets.  Most Urban Initiative markets experienced improvements in store manager retention and inventory productivity during the first three quarters of fiscal 2007 as compared to the first three quarters of fiscal 2006, and the Company continues to focus on improving profitability in these markets.  During the first three quarters of fiscal 2007, the Company installed a new technological platform in approximately 240 Urban Initiative stores.  The new platform is designed to facilitate better customer service, facilitate the acceptance of food stamps and other forms of payment, and make the stores easier to manage.  The Company plans to implement the new platform in approximately 600 Urban Initiative stores by the end of fiscal 2007.

•     In support of the Treasure Hunt strategy, the Company continues to: develop event-driven programs that create excitement for customers and employees; focus on improving inventory flow and turns, resulting in better presentation of new products; and enhance the apparel assortment.

•     During fiscal 2007, the Company plans to open approximately 300 stores and close approximately 45 stores.  The Company continues to refine its site selection process and increase its cross-functional focus on new store performance.  During the first three quarters of fiscal 2007, the Company opened 232 stores and closed 37 stores.

•     During the first three quarters of fiscal 2007, the Company continued to enhance its research and development effort known as “Concept Renewal.”  The Concept Renewal effort involves developing new ideas and initiatives designed to sustain profitable growth.  As of June 2, 2007, the Company had 12 Concept Renewal stores to test new ideas, including store layouts and design elements.  During the second quarter of fiscal 2007, the Company began to incorporate many of its new design and layout elements into new stores.

•     The Company initiated an effort known as “Project Accelerate” during the first quarter of fiscal 2007.  Project Accelerate is a strategic, multi-year initiative designed to optimize the Company’s merchandising and supply chain processes and will include price optimization, category management, space management, and assortment planning enhancements.

Based on operating results for the first three quarters of fiscal 2007, as discussed below, and the Company’s plans for the remainder of the year, the Company currently expects diluted net income per common share to be between $1.62 and $1.65 for fiscal 2007, compared to $1.26 in fiscal 2006.  Diluted net income per common share in fiscal 2006 includes the impact (approximately $0.18 per diluted share) of an adverse litigation judgment, as discussed in Note 8 to the Consolidated Condensed Financial Statements included in this Report, and cumulative charges (approximately $0.04 per diluted share) to record non-cash stock-based compensation and income tax related interest expense, as discussed in Note 5 to the Consolidated Condensed Financial Statements included in this Report and in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2006.

Third Quarter Results and Fourth Quarter Outlook

Net Sales

Net sales in the third quarter of fiscal 2007 were $1.7 billion, an increase of approximately 5.4% ($85.3 million), as compared with an increase of 9.9% ($141.6 million) in the third quarter of fiscal 2006.  The increase in the third quarter of fiscal 2007 was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 1.5% ($22.2 million), with the balance of the increase primarily relating to sales from new stores opened as part of the Company’s store growth program.  The increase in sales in comparable stores resulted from an increase in the average customer transaction, which offset a slight decline in customer traffic, as measured by the number of register transactions in comparable stores.  Sales increases during the third quarter of fiscal 2007 were stronger in Apparel and Accessories and Consumables and were weaker in Home Products.  Apparel and Accessories was positively impacted by improved in-store presentations, enhanced product quality, and the introduction of highly-recognized national brands.  The Consumables performance was driven primarily by sales of food in connection with the Company’s enhanced food strategy.  Sales of Seasonal and Electronics were impacted by increased sales of prepaid services, which are recorded on a net basis (only the markup on the sales of these products is recorded as revenue).

The Company distributed one advertising circular during the third quarter of fiscal 2007 to customers of approximately half of the chain.  The Company did not distribute any advertising circulars during the third quarter of fiscal 2006.  The circulars are designed to stimulate traffic and inform customers about the Company’s Treasure Hunt merchandise, seasonal values and competitive prices on core consumables.

The average number of stores in operation during the third quarter of fiscal 2007 was 5.1% higher than the average number of stores in operation during the third quarter of fiscal 2006.

Cost of Sales

Cost of sales increased approximately 3.5% in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006.  This increase primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 65.1% in the third quarter of fiscal 2007 and 66.4% in the third quarter of fiscal 2006.  The improvement in cost of sales, as a percentage of net sales, was due to the effect of an increase in sales of prepaid services, which are reported on a net basis, as discussed above, stronger sales of higher margin merchandise, and better merchandise markup.  Inventory shrinkage, markdown expense, and freight expense, all as a percentage of net sales, were relatively unchanged.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 11.2% in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  SG&A expenses, as a percentage of net sales, were 29.3% in the third quarter of fiscal 2007 and 27.7% in the third quarter of fiscal 2006.  As a result of low single-digit comparable store sales growth and the effect of an increase in sales of prepaid services, most costs in the third quarter of fiscal 2007 were deleveraged.  Increased occupancy costs (approximately 0.8% of net sales), increased professional fees (approximately 0.5% of net sales), and increased insurance costs (approximately 0.2% of net sales) accounted for most of the increase.  The increase in occupancy costs, as a percentage of net sales, was due to higher store rental expenses (including property tax, insurance, and common area maintenance reimbursements) and increased store maintenance and repair costs.  The Company expects to mitigate against increases in occupancy costs in the future through investments in new facilities management processes.  The increase in professional fees, as a percentage of net sales, resulted from expenses related to the defense and settlement of the Company’s stockholder derivative actions and costs associated with the Company’s Project Accelerate initiative.  See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information on the Company’s stockholder derivative actions.  The increase in insurance costs is due to higher medical expenses resulting from the implementation of an enhanced employee medical benefit program.

Interest Income

Interest income increased $1.1 million in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006.  The increase in interest income was due to an increase in investments and interest rates.

Interest Expense

Interest expense remained relatively unchanged during the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006.

Income Taxes

The effective tax rate was 35.0% for the third quarter of fiscal 2007 compared with 37.7% for the third quarter of fiscal 2006.  The decrease in the effective tax rate was primarily the result of the positive impact of a retroactive reinstatement of federal jobs tax credits, an increase in tax-exempt interest income and the effect of changes in reserves for state income tax contingencies.

Fourth Quarter Outlook

For the fourth quarter of fiscal 2007, the Company expects comparable store sales to increase 1 to 3% as a result of the Company’s enhanced food strategy and the impact from “Treasure Hunt” merchandise sales.  The Company believes that cost of sales, as a percentage of net sales, during the fourth quarter of fiscal 2007 will decrease as compared to fiscal 2006 due to better merchandise markup and the effect of an increase in sales of prepaid services.  These factors are expected to offset higher markdowns and the effect of low single-digit comparable store sales growth.  The Company believes that SG&A expense, as a percentage of net sales, will increase as compared to fiscal 2006 due to continued investments in the Company’s ongoing initiatives and low single-digit comparable store sales growth.  Using these assumptions, the Company expects that diluted net income per common share will be between $0.26 and $0.29 for the fourth quarter of fiscal 2007, compared to $0.21 in the fourth quarter of fiscal 2006.  Diluted net income per common share in the fourth quarter of fiscal 2006 includes the impact of cumulative charges (approximately $0.04 per diluted share) to record non-cash stock-based compensation and income tax related expense, as discussed in Note 5 to the Consolidated Condensed Financial Statements included in this Report and in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2006.

Year-to-date Results

Net Sales

Net sales in the first three quarters of fiscal 2007 were $5.2 billion, an increase of approximately 8.0% ($385.8 million), as compared with an increase of 9.6% ($421.7 million) in the first three quarters of fiscal 2006.  The increase in the first three quarters of 2007 was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 0.9% ($42.6 million), with the balance of the increase primarily relating to sales from new stores opened as part of the Company’s store growth program.  The increase in sales in comparable stores resulted from an increase in the average customer transaction, which offset a slight decline in customer traffic, as measured by the number of register transactions in comparable stores.  Sales increases during the first three quarters of fiscal 2007 were strongest in Consumables and Apparel and Accessories and were weaker in Home Products.  The Consumables performance was driven primarily by sales of food in connection with the Company’s enhanced food strategy.  Apparel and Accessories was positively impacted by improved in-store presentations, enhanced product quality, and the introduction of highly-recognized national brands.  Sales of Seasonal and Electronics were impacted by increased sales of prepaid services, which are recorded on a net basis (only the markup on the sales of these products is recorded as revenue).

The Company distributed four advertising circulars during the first three quarters of fiscal 2007, compared with three advertising circulars during the first three quarters of fiscal 2006.  The circulars are designed to stimulate traffic and inform customers about the Company’s Treasure Hunt merchandise, seasonal values and competitive prices on core consumables.

The average number of stores in operation during the first three quarters of fiscal 2007 was 5.1% higher than the average number of stores in operation during the first three quarters of fiscal 2006.  The Company had 6,368 stores in operation at the end of the first three quarters of fiscal 2007, compared with 6,073 stores in operation at the end of the first three quarters of fiscal 2006, representing an increase of 4.9%.

Cost of Sales

Cost of sales increased approximately 6.5% in the first three quarters of fiscal 2007 compared with the first three quarters of fiscal 2006.  This increase primarily reflected the additional sales volume between years.  Cost of sales, as a percentage of net sales, was 65.7% in the first three quarters of fiscal 2007 and 66.6% in the first three quarters of fiscal 2006.  The improvement in cost of sales, as a percentage of net sales, was due to the effect of an increase in sales of prepaid services, which are reported on a net basis, as discussed above, stronger sales of higher margin merchandise, better merchandise markup, and lower inventory shrinkage.  These improvements were offset slightly by higher markdown expense.  Freight expense, as a percentage of net sales, was substantially unchanged.  The Company continues to focus on improving inventory productivity which it believes impacts inventory shrinkage and store manager retention trends.

Selling, General and Administrative Expenses

SG&A expenses increased 12.0% in the first three quarters of fiscal 2007, compared with the first three quarters of fiscal 2006.  The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation.  SG&A expenses, as a percentage of net sales, were 28.0% in the first three quarters of fiscal 2007 and 27.0% in the first three quarters of fiscal 2006.  As a result of low single-digit comparable store sales growth and the effect of an increase in sales of prepaid services, most costs in the first three quarters of fiscal 2007, including compensation expense, were deleveraged.  Increased professional fees (approximately 0.5% of net sales), increased occupancy costs (approximately 0.4% of net sales), and increased compensation expense (approximately 0.2% of net sales) were partially offset by a decrease in insurance costs (approximately 0.2% of net sales).  The increase in professional fees, as a percentage of net sales, was due primarily to expenses associated with the Company’s review of its stock option granting practices and the defense and settlement of the related stockholder derivative actions.  See Note 5 to the Consolidated Condensed Financial Statements included in this Report and Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2006 for more information on the Company’s review of its stock option practices.  See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information on the defense and settlement of the Company’s stockholder derivative actions.  The increase in occupancy costs, as a percentage of net sales, was due to higher store rental expenses (including property tax, insurance, and common area maintenance reimbursements) and increased store maintenance and repair costs.  The Company expects to mitigate against increases in occupancy costs in the future through improvements in facilities management processes.  The decrease in insurance costs, as a percentage of net sales, was due to a reduction in workers compensation expenses.  The Company believes that improvements in processes, lower inventory levels and increased store manager retention rates contributed to the reduction in workers compensation costs.

Litigation Charge

During the first three quarters of fiscal 2006, the Company recorded a $45.0 million (approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment in a case in Tuscaloosa, Alabama.  See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information.  All other legal expenses incurred during the first three quarters of both fiscal 2007 and fiscal 2006 were recorded in SG&A.

Interest Income

Interest income increased $3.0 million in the first three quarters of fiscal 2007 compared with the first three quarters of fiscal 2006.  The increase in interest income was due to an increase in investments and interest rates.

Interest Expense

Interest expense increased $5.1 million in the first three quarters of fiscal 2007 compared with the first three quarters of fiscal 2006.  The increase in interest expense was due primarily to interest on taxes resulting from the Internal Revenue Service examination of the Company’s consolidated federal income tax returns for fiscal 2005, fiscal 2004 and fiscal 2003 and interest on state income taxes.

Income Taxes

The effective tax rate was 36.4% for the first three quarters of fiscal 2007, compared with 37.2% for the first three quarters of fiscal 2006.  The decrease in the effective tax rate was primarily the result of the positive impact of a retroactive reinstatement of federal jobs tax credits, an increase in tax-exempt interest income and the effect of changes in reserves for state income tax contingencies.

Liquidity and Capital Resources

At the end of the first three quarters of fiscal 2007, the Company had working capital of $517.0 million, compared with $455.1 million at the end of the first three quarters of fiscal 2006 and $432.7 million as of August 26, 2006.  Changes in working capital during the first three quarters of fiscal 2007 and fiscal 2006 were primarily the result of earnings, changes in merchandise inventories, capital expenditures, changes in income taxes payable, and repurchases of the Company’s common stock.

The Company’s inventories at the end of the first three quarters of fiscal 2007 were 2.0% lower than at the end of the first three quarters of fiscal 2006.  Inventory on a per store basis at the end of the first three quarters of fiscal 2007 was approximately 8.6% lower than inventory on a per store basis at the end of the first three quarters of fiscal 2006, excluding merchandise in transit to the distribution centers.  The decrease in inventory on a per store basis is the result of the Company’s continued refinement of its replenishment system and renewed focus on inventory productivity, which includes improved planning and flow of fashion merchandise and the use of more aggressive exit strategies.  The Company believes the decrease in inventory levels has had a positive impact on merchandise presentation and store manager retention.

Capital expenditures for the first three quarters of fiscal 2007 were approximately $85.9 million, compared with $144.4 million for the first three quarters of fiscal 2006.  The decrease in capital expenditures is due primarily to lower expenditures related to new stores and the distribution network.  Capital expenditures are currently expected to be approximately $120 million to $130 million for fiscal 2007.  The majority of the planned capital expenditures for fiscal 2007 relate to the Company’s new store openings; existing store expansions, relocations and renovations; and expenditures related to store-focused technology infrastructure.

In the first three quarters of fiscal 2007, the Company opened 232 stores, closed 37 stores and expanded, relocated, or renovated 17 stores.  The Company occupies most of its stores under operating leases.  Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and are subject to change.

During the third quarter of fiscal 2007, the Company purchased 4.1 million shares of its common stock at a cost of $131.9 million.  The shares were repurchased in the open market or pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The Company did not purchase any shares of its common stock during the first half of fiscal 2007.  During the first three quarters of fiscal 2006, the Company purchased 13.9 million shares of its common stock at a cost of $334.2 million.

The Company has an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $350 million.  Outstanding standby letters of credit ($128.3 million as of June 2, 2007) reduce the borrowing capacity of the credit facility.  The credit facility expires on August 24, 2011.  The Company had no outstanding borrowings against the credit facility during the first three quarters of fiscal 2007.  Cash flow from operations and the available credit facility, as discussed above, are expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs, scheduled interest payments, and any further repurchases of the Company’s common stock.

On December 19, 2006, the Company entered into separate agreements in connection with its unsecured Senior Notes (the “Notes”) and its unsecured revolving credit facility.  The agreements extended the delivery date for the fiscal 2006 audited financial statements, the unaudited financial statements for the first quarter of fiscal 2007 and the corresponding compliance certificates to March 31, 2007, and waived any Defaults or Events of Default that would have occurred due to the failure of the Company to deliver such information in connection with the Notes and credit facility.  As discussed in Note 5 to the Consolidated Condensed Financial Statements included in this Report, the Company formed a Special Committee of the Board of Directors to investigate the Company’s stock option granting practices.  As a result, the Company was unable to file its Annual Report on Form 10-K for fiscal 2006 and its Quarterly Report on Form 10-Q for the first quarter of fiscal 2007 by the required deadlines.  During March 2007, the Company delivered the appropriate financial statements and compliance certificates and is in compliance with all covenants under both the Notes and credit facility.  As of the end of the first three quarters of fiscal 2007, the Company had outstanding long-term debt of $250.0 million related to the Notes.

The following table shows the Company’s obligations and commitments as of the end of the first three quarters of fiscal 2007 to make future payments under contractual obligations:

	Payments Due During Period Ending
(in thousands) Contractual Obligations	Total	May 2008	May 2009	May 2010	May 2011	May 2012	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$16,200	$233,800
Interest	105,303	13,387	13,387	13,387	13,387	12,821	38,934
Merchandise letters of credit	171,889	171,889	—	—	—	—	—
Operating leases	1,270,452	288,427	256,228	213,281	167,217	122,162	223,137
Construction obligations	5,079	5,079	—	—	—	—	—
Minimum royalties	17,100	900	1,700	2,300	2,500	2,700	7,000
Total	$1,819,823	$479,682	$271,315	$228,968	$183,104	$153,883	$502,871

At the end of the first three quarters of fiscal 2007, approximately $26.1 million of the merchandise letters of credit were included in accounts payable on the Company’s Consolidated Condensed Balance Sheet.  Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments as of the end of the first three quarters of fiscal 2007:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$128,341
Surety bonds	47,792
Total Commercial Commitments	$176,133

The standby letters of credit (which are primarily renewed on an annual basis) are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier.  The Company accrues for these future payment liabilities as described in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for fiscal 2006.  Included in the outstanding amount of surety bonds is a $44.5 million bond obtained by the Company in connection with an adverse litigation judgment, as discussed in Note 8 to the Consolidated Condensed Financial Statements included in this Report

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements and will be effective for the Company beginning with its first quarter of fiscal 2008.  The Company is currently assessing the impact, if any, that FIN 48 will have on its Consolidated Financial Statements.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by the Company or its representatives, which are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements address the Company’s plans, activities or events which the Company expects will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation.  These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions.  Various risks, uncertainties and other factors may cause the Company’s actual results to differ materially from those expressed or implied in any forward-looking statements.  Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2006 and in Part II, Item 1A of this Report, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I, Item 2 above, or in other filings or statements made by the Company.  All of the forward-looking statements made by the Company in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  The Company does not intend to publicly update or revise its forward-looking statements even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities.  The Company maintains an unsecured revolving credit facility at a variable rate of interest to meet the short-term needs of its expansion program and seasonal inventory increases.  The Company had no outstanding borrowings against this facility during the first three quarters of fiscal 2007.  The Company’s long-term debt associated with the Notes bears interest at fixed rates.

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

Item 1A.         Risk Factors

The risks described below, which update and should be read in conjunction with “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for fiscal 2006, could materially and adversely affect the Company’s business, financial condition and results of operations.  The Company may also be adversely affected by risks not currently known to management, or that management does not currently consider to be material.

Pricing pressures, including inflation and energy and food prices could affect the Company’s profitability.

Increases in the cost of goods and services, including changes resulting from inflationary pressures, may reduce the Company’s profitability and/or sales.  The Company’s ability to pass on incremental pricing changes may be limited due to operational and/or competitive factors.  Increases in prices, including changes in energy and food prices, may impact the Company’s customer base by limiting the amount of discretionary spending of its customers and may impact the Company through increased costs of goods and/or increased operating expenses.

Higher costs, delays, unanticipated impacts, and/or failure to achieve targeted results associated with the implementation of new programs, systems and technology could adversely affect the Company’s results of operations.

The Company is undertaking a variety of operating initiatives and infrastructure initiatives related to supply chain systems, store technology including the installation of new point-of-sales systems and lease administration systems, cooler installations and related food programs, Urban Initiative programs, and real estate expansion goals.  The failure to properly execute any of these initiatives could have an adverse impact on the future operating results of the Company.

Litigation and/or investigations relating to the Company’s stock option practices could adversely affect the Company.

As described elsewhere in this Report, the Company has entered into a settlement agreement with respect to certain shareholder derivative actions alleging that certain of the Company’s stock option grants were “backdated,” along with related claims.   See Item 3 – “Legal Proceedings.”  The settlement is subject to approval of the court and delays in or objections to the final approval of such settlement could result in additional unanticipated expenses and uncertainty.  In addition, the Company continues to be subject to an informal inquiry by the Securities and Exchange Commission related to the Company’s stock option practices.  Other litigation or governmental investigations or proceedings, including actions resulting from the Company’s stock option practices, the results of the Company’s review of such practices and related accounting charges, or the proposed settlement of the shareholder derivative actions could require management time and attention and/or cause the Company to incur additional expenses, fines or penalties which could negatively impact the Company’s financial position and/or operations.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended June 2, 2007, by or on behalf of the Company or any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March (3/4/07 - 4/7/07)	—	$—	—	6,071,254
April (4/8/07 - 5/5/07)	1,936,600	32.03	1,936,600	4,134,654
May (5/6/07 - 6/2/07)	2,118,200	32.98	2,118,200	2,016,454
Total	4,054,800	$32.53	4,054,800	2,016,454

(1)          On April 13, 2005, the Company announced that the Board of Directors authorized the purchase of up to 5.0 million shares of its outstanding common stock from time to time as market conditions warrant.  The Company fully utilized this authorization during the third quarter of fiscal 2007.  On August 18, 2006, the Company announced that the Board of Directors authorized the purchase of up to an additional 5.0 million shares of its outstanding common stock from time to time as market conditions warrant.  As of June 2, 2007, the Company had 2.0 million shares remaining under this authorization.  There is no expiration date governing the period during which the Company can make share repurchases pursuant to the above referenced authorization.

Item 6.	Exhibits

(a)	Exhibits filed herewith:

* 10.1	Summary of compensation arrangements of Kenneth T. Smith, the Company’s Chief Financial Officer

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit represents a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: July 11, 2007	/s/ Kenneth T. Smith
KENNETH T. SMITH
Senior Vice President - Chief Financial Officer

Date: July 11, 2007	/s/ Howard R. Levine
HOWARD R. LEVINE
Chairman of the Board and Chief Executive Officer