Form 10-K
period 2007-09-01
FAMILY DOLLAR STORES INC
filed 2007-10-30
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 1, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of October 5, 2007, was 140,473,288.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2008.

GENERAL INFORMATION

We have provided information in this Annual Report on Form 10-K (this “Report”) regarding the operations of Family Dollar Stores, Inc., and its subsidiaries (“we,” “Family Dollar” or the “Company”) related to the fiscal years ended on September 1, 2007 (“fiscal 2007”); August 26, 2006 (“fiscal 2006”); August 27, 2005 (“fiscal 2005”); August 28, 2004 (“fiscal 2004”); and August 30, 2003 (“fiscal 2003”); and anticipated operations for the fiscal year ending on August 30, 2008 (“fiscal 2008”). You should review the discussion and analysis provided in this Report in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements which are included elsewhere in this Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, Item 1A below, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part II, Item 7 below, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

You should not place undue reliance on the forward-looking statements included in this Report. We assume no obligation to update publicly any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1. BUSINESS

General

We operate a chain of more than 6,400 general merchandise retail discount stores in 44 states, providing primarily low to lower-middle income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes consumables, home products, apparel and accessories, and seasonal and electronics. We sell merchandise at price points that generally range from under $1 to $10.

We opened our first Family Dollar store in Charlotte, North Carolina, in 1959. In subsequent years, we opened additional stores and organized separate corporations to operate these stores. Family Dollar Stores, Inc., was incorporated in Delaware in 1969, and all then-existing corporate entities became its wholly-owned subsidiaries.

The mailing address of our executive offices is P.O. Box 1017, Charlotte, North Carolina 28201-1017, and our telephone number is (704) 847-6961. Our website address is www.familydollar.com. You can find our press releases for the past five years, including monthly sales results, on our website. We also make available free of charge through our website all of our reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports and amendments also are available at the website of the SEC at www.sec.gov.

Overview of Business Operations

Our Mission and Vision

Our mission is to provide customers with a compelling place to shop, our Associates with a compelling place to work, and investors with a compelling place to invest. Our vision is to be the best small-format convenience and value retailer serving the needs of families in our neighborhoods.

Our Customers

We serve the basic needs of customers primarily in the low and lower-middle income brackets. Typically, our primary customer is a female head-of-household with children. According to Nielsen’s 2007 Homescan® data, approximately 44% of our customers had annual gross income of less than $30,000 and approximately 26% had an annual gross income of less than $20,000. Approximately 33% of our customers were African American or Hispanic, and approximately 62% of our customers were under 55 years of age.

Our Stores

We operate more than 6,400 stores located in 44 states of the United States. A Family Dollar store is typically between 7,500 and 9,500 square feet and generally serves customers who live within five miles of the store. Our stores are located in urban, suburban, small town and rural markets. See Item 2—“Properties” in this Report for more information. The relatively small store size of a Family Dollar store allows us to select store locations that provide neighborhood convenience to our customers in each of these areas. Family Dollar stores are open at least six days a week, with most open on Sundays. We currently accept cash, checks and, in most stores, PIN-based debit cards.

Our Merchandise

We provide customers with quality, consumable merchandise at everyday low prices. We offer a focused assortment of merchandise in a number of core categories, such as health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, apparel and domestics. Our stores are operated on a self-service basis, and our low overhead permits us to sell merchandise at a relatively moderate markup. In the typical Family Dollar store, the majority of the products are priced at $10 or less, with many of the products priced at $1 or less. In fiscal 2007, the average customer purchase was $9.69.

Current Strategic Initiatives

We believe that balancing initiatives targeted to deliver short-term financial results with investments that may require longer-term development will help us weather difficult macro-environments and enable us to achieve our long-term financial goals. Our investment agenda is focused on two objectives: increasing revenues and improving financial returns.

Food Strategy. To drive incremental traffic, we are enhancing our food assortment to meet customers’ frequent fill-in food needs. We initiated our Food Strategy in fiscal 2005 with the introduction of refrigerated coolers. At the end of fiscal 2007, approximately 5,100 stores had coolers for the sale of refrigerated food. Focusing on quick prep and ready-to-eat products, we are increasing our assortment of food and, as part of our Store of the Future project (as discussed below), we are upgrading our register and point-of-sale technology, which will enable us to accept electronic benefit transfers, including food stamps.

Treasure Hunt Strategy. To create customer excitement, differentiate our stores from those of our competitors and drive sales, particularly of more profitable merchandise, we supplement our basic assortment of merchandise with certain “Treasure Hunt” items. We utilize circulars and other promotional materials to highlight such merchandise and to attract customers throughout the year, with particular emphasis on the holiday seasons. Generally, Treasure Hunt items are found in the apparel and accessories, home products, and seasonal and electronics categories. The continued development of our global sourcing processes will play a significant role in our success as we strengthen our quality and value proposition in these categories.

Urban Initiative. We believe large metropolitan markets represent an opportunity for growth and improved financial returns. Historically, these markets have been more operationally challenging as stores in these markets, which are similar in size to stores in smaller markets, often have annual sales that have been appreciably higher than the average store. To address these challenges, we have created an Urban Initiative to improve the consistency of our operations and financial returns. We have created a more flexible and fluid management organization to respond to the rapidly changing dynamics of an urban market, and we are leveraging technology in these markets to better manage personnel, inventory and operational workflows in the store.

Concept Renewal. To maintain a continuous pipeline of initiatives to sustain profitable growth, we have created a research and development effort we call “Concept Renewal.” To help us refresh our store format, we have created lab stores where we can test new merchandising and operating ideas and evaluate customer reactions. Our goal is to deliver an improved in-store shopping experience with a more intuitive layout with natural adjacencies that create a “store within a store” for key trips and encourage customers to shop the entire store.

New Stores. New store openings are a significant part of our growth strategy. While we believe that we have the potential to add stores at a faster rate, we have constrained new store growth to focus on improving our new store development processes and to improve returns in both new and existing stores. We have created a more strategic approach to new store growth using a market optimization methodology, and we have strengthened our site selection approval process. In addition, we have increased our cross-functional focus on new store performance.

Store-of-the-Future. Our Store of the Future project is a multi-year technology initiative designed to enhance customer service and improve the productivity of our Associates. In addition to providing a faster customer checkout experience and expanding the payment choices for our customers, this new technology platform includes a number of on-line tools designed to provide our store managers with better analytics and work flow management. The Store of the Future platform also includes the expansion of our automated hiring system and on-line training modules.

Project Accelerate. In fiscal 2007, we launched a multi-year process improvement initiative called Project Accelerate. Focused on category management, price optimization, merchandise financial planning, assortment planning and space planning, this initiative is intended to help us improve and optimize our merchandising and supply chain processes. Our goal is to improve the shopping experience of our customers, the productivity of our inventory and the efficiency of our supply chain.

Store Operations

We operate more than 6,400 stores in 44 states. All of our stores are Company managed and operated. Each store is managed by a store manager who has responsibility for hiring and training other store Associates, managing the financial performance of the store, and providing quality customer service. Each store manager reports to a district manager or area operations manager. A district manager or area operations manager will typically have responsibility for 15 to 25 stores. During fiscal 2007, no single store accounted for more than one-quarter of one percent of sales.

Merchandise and Marketing

Our stores offer a variety of general merchandise. The following table summarizes the percentage of net sales attributable to each product category over the last three fiscal years:

Product Category	2007	2006	2005
Consumables	58.8%	57.9%	57.9%
Home Products	15.1%	15.2%	15.5%
Apparel and Accessories	14.4%	14.4%	15.1%
Seasonal and Electronics	11.7%	12.5%	11.5%

The following table describes our product categories in more detail:

Consumables	Household chemicals
Paper products
Candy, snacks and other food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies

Home Products	Domestics, including blankets, sheets and towels
Housewares
Giftware
Home décor

Apparel and Accessories	Men’s clothing
Women’s clothing
Boys’ and girls’ clothing
Infants’ clothing
Shoes
Fashion accessories

Seasonal and Electronics	Toys
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

During fiscal 2007, nationally advertised brand name merchandise accounted for approximately 40% of sales. Merchandise sold under our private label program accounted for approximately 4% of sales, and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. During fiscal 2007, closeout merchandise accounted for approximately 2% of sales.

Our “everyday low price” strategy relies on offering consistently low prices on our products and utilizing limited advertising and promotional activity. We traditionally advertise through circulars available in stores or, occasionally, circulars that are inserted in newspapers or mailed directly to consumers’ residences. In fiscal 2007, we distributed five circulars that focused on specific holiday or other store events, and we continued to utilize promotional materials, including in-store circulars and coupon books. In addition, we use limited advertising, including radio and grand-opening circulars, to support the opening of new stores.

We purchase merchandise from approximately 1,250 suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2007, no single supplier accounted for more than 8% of the merchandise sold by us. Approximately 58% of our merchandise is manufactured in the U.S., and we purchase substantially all such merchandise directly from the manufacturer. Approximately 42% of our merchandise is manufactured overseas and is purchased using agents or directly from the manufacturer. Our purchases of imported merchandise are made directly from the manufacturer or from importers, and our vendor arrangements provide for payment for such merchandise in U.S. Dollars.

We maintain a substantial variety and depth of merchandise inventory in stock in our stores (and in our distribution centers for weekly store replenishment) to attract customers and meet their shopping needs. We negotiate vendors’ trade payment terms to help finance the cost of carrying this inventory. We must balance the value of maintaining high inventory levels required to meet customer demand with the potential cost of having inventories at levels that exceed such demand and that may need to be marked down in price in order to sell.

Distribution and Logistics

During fiscal 2007, approximately 6% of our merchandise purchases were shipped directly to stores by the manufacturer or distributor. We received the balance of the merchandise at one of our nine distribution centers listed below. To provide consistent, cost-effective service, we enlist the services of several national transportation companies throughout the U.S. as well as our own private fleet of trucks to deliver merchandise to stores from our distribution centers. During fiscal 2007, approximately 88% of the merchandise delivered to our stores was delivered by common or contract carriers. At the end of fiscal 2007, the average distance between the distribution centers and the stores served by each facility was as follows:

Distribution Center	Number of Stores Served	Average Distance (Miles)
Matthews, NC	714	157
West Memphis, AR	656	263
Front Royal, VA	821	207
Duncan, OK	730	313
Morehead, KY	725	211
Maquoketa, IA	819	289
Odessa, TX	688	575
Marianna, FL	643	269
Rome, NY	634	229

Total	6,430	278

Technology

We utilize a variety of technological systems to manage our business including inventory management tools, supply chain systems, and financial and human resource applications.

We maintain by-item inventories for all stores and employ a demand forecasting system for replenishment of our distribution centers. We also utilize software applications for automatic store replenishment of basic merchandise and for forecasting-based allocation of non-basic merchandise. We use these tools to optimize merchandise in-stock positions in stores, reduce markdowns and improve inventory turnover.

To minimize transportation costs and maximize our efficiency, we rely on a web-enabled transportation management system designed to track shipments, maximize trailer loads and secure low rates from our trucking partners. To maximize the productivity of our distribution centers, we utilize voice-recognition software, radio-frequency technology and high-speed sortation systems in each of our nine distribution centers.

We also utilize a hiring system designed to provide consistent pre-employment assessments and interviews for prospective Associates in approximately 1,200 stores. We also have begun a multi-year installation to upgrade point-of-sale technology to provide better customer service and to improve the communications infrastructure in our stores to facilitate more efficient communication and provide more interactive training for our store Associates. For more information see our Store of the Future discussion above.

To manage our extensive library of store leases, we utilize a lease management system that contains the key terms and conditions abstracted from our active store lease contracts. This electronic repository provides us with better visibility to key property management issues such as property taxes, common area maintenance and renewal options.

Competition

Our industry is highly competitive. The principal competitive factors include store locations, convenience, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We compete for sales and store locations in varying degrees with international, national, regional and local retailing establishments, including discount stores, department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores. Many other large U.S. retailers have stores in areas in which we operate. We believe that the relatively small size of our stores permits us to operate new stores in rural areas, small towns and in large urban markets, in locations convenient to our target customer.

Seasonality

Our sales are slightly seasonal. Historically, sales have been highest in the second fiscal quarter (December, January, and February), representing approximately 28% of total annual sales.

Trademarks

We have registered with the U.S. Patent and Trademark Office the name “Family Dollar Stores” as a service mark and also have registered other names as trademarks for certain merchandise sold in our stores.

Employees

As of September 1, 2007, we had approximately 25,000 full-time Associates and approximately 19,000 part-time Associates. None of our Associates are covered by collective bargaining agreements. We consider our employee relations generally to be good.

NYSE Certification

In accordance with New York Stock Exchange (the “NYSE”) rules, on July 13, 2007, we filed the annual certification by our Chief Executive Officer that, as of the date of the certification, Family Dollar was in compliance with the NYSE listing standards. For the fiscal year ended September 1, 2007, each of our Chief Executive Officer and Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits to this Report.

Executive Officers of the Registrant

The following information is furnished with respect to each of the executive officers of the Family Dollar as of October 5, 2007:

Name	Position and Office	Age
Howard R. Levine(1)	Chairman of the Board and	48
	Chief Executive Officer

R. James Kelly(2)	President and	60
	Chief Operating Officer

Robert A. George(3)	Executive Vice President-	45
	Merchandising

Charles S. Gibson, Jr.(4)	Executive Vice President-	46
	Supply Chain

Kathi S. Child(5)	Senior Vice President-	55
	Human Resources

Dorlisa K. Flur(6)	Senior Vice President-	42
	Strategy and Business Development

Janet G. Kelley(7)	Senior Vice President-	54
	General Counsel and Secretary

Kenneth T. Smith(8)	Senior Vice President-	45
	Chief Financial Officer

C. Martin Sowers(9)	Senior Vice President-	49
	Finance

Barry Sullivan(10)	Senior Vice President-	43
	Store Operations

(1)

Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President-Merchandising and Advertising. From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies’ apparel stores. From 1992 to April 1996, he was self-employed as an investment manager. He rejoined the Company in April 1996 and was elected Vice President-General Merchandise Manager: Softlines in April 1996; Senior Vice President-Merchandising and Advertising in September 1996; President and Chief Operating Officer in April 1997; Chief Executive Officer in August 1998; and Chairman of the Board in January 2003. He is the son of Leon Levine, the founder and Chairman Emeritus of the Company.

(2)	Mr. R. James Kelly was employed by the Company as Vice Chairman-Chief Financial and Administrative Officer in January 1997 and was promoted to President and Chief Operating Officer in August 2006.

(3)

Mr. Robert A. George was employed by the Company as Executive Vice President-Merchandising in August 2005. Prior to his employment by the Company, he was employed by Staples Corporation, an office supply retailer, from 1986 to July 2005, where his last position was Senior Vice President, General Merchandise Manager-Office Products.

(4)

Mr. Charles S. Gibson, Jr., was employed by the Company as Vice President-Logistics in September 1997 and was promoted to Senior Vice President-Distribution and Logistics in October 1999 and to Executive Vice President-Supply Chain in September 2003.

(5)

Ms. Kathi S. Child was employed by the Company as Senior Vice President-Human Resources in March 2006. Prior to her employment by the Company, she was employed by JC Penney, Inc., a chain of department stores, from 1988 to 2005, where her last position was Senior Vice President, Director of Human Resources. As of October 19, 2007, Ms. Child was no longer employed by the Company.

(6)

Ms. Dorlisa K. Flur was employed by the Company as Senior Vice President-Strategy and Business Development in June 2004. Prior to her employment by the Company, she was employed by McKinsey & Company, a global management consulting firm, from 1988 to May 2004, where her last position was Principal with responsibility for McKinsey’s Retail Practice in the Southeast.

(7)

Ms. Janet G. Kelley was employed by the Company as Senior Vice President-Senior Counsel in January 2004 and promoted to Senior Vice President-General Counsel in May 2005. Prior to her employment by the Company, she was employed by Kmart Corporation, a chain of discount stores, from April 2001 to January 2003, where her last position was Executive Vice President and General Counsel. Kmart Corporation filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws in January 2002 and emerged from bankruptcy in May 2003. From June 1999 to April 2001, she was employed as Vice President and Senior Counsel by Limited Brands, Inc., a chain of specialty apparel and personal beauty stores.

(8)

Mr. Kenneth T. Smith was employed by the Company as a Financial Analyst in March 1990. He was promoted to Controller in October 1995; Vice President-Loss Prevention in April 1997; Vice President-IT in January 2001; Vice President-Internal Audit in February 2003; Vice President-Finance in September 2004; and Senior Vice President-Chief Financial Officer in April 2007.

(9)

Mr. C. Martin Sowers was employed by the Company as an accountant in October 1984 and was promoted to Assistant Controller in January 1985. He was promoted to Controller in January 1986, Vice President-Controller in July 1989 and Senior Vice President-Finance in December 1991. Mr. Sowers is the Company’s principal accounting officer.

(10)

Mr. Barry Sullivan was employed by the Company as Vice President-Store Operations in September 2002 and was promoted to Senior Vice President-Store Operations in May 2005 and to Executive Vice President-Store Operations in October 2007.

All executive officers of the Company are elected annually by and serve at the pleasure of the Board of Directors until their successors are duly elected.

ITEM 1A.	RISK FACTORS

The risks described below could materially and adversely affect our business, financial condition and results of operations. We also may be adversely affected by risks not currently known or risks that we do not currently consider to be material.

General economic conditions could adversely impact consumer spending which would affect our results of operations.

A general slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, interest rates, and tax rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins.

Economic conditions, including inflation and energy prices, could affect our profitability.

Increases in our cost of goods and services, including changes resulting from inflationary pressures, may reduce our sales or profitability. Our ability to pass on incremental pricing changes may be limited due to operational or competitive factors. Increases in prices and other operating costs, including changes in energy prices, wage rates, lease and utility costs may increase our costs of goods or operating expenses and reduce our profitability.

Competitive factors in the retail industry could limit our growth opportunities and reduce our profitability.

We operate in the highly competitive discount retail merchandise sector with numerous competitors, some of whom may have greater resources than the company. We compete for customers, merchandise, real estate locations and employees. This competitive environment subjects us to various risks, including the ability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Consolidation in this retail sector, changes in pricing of merchandise or offerings of other services by competitors could have a negative impact on the relative attractiveness of our stores to consumers. Our ability to provide convenience in a small box retail format while offering attractive, competitively-priced products could be impacted by various actions of our competitors that are beyond our control. See Item 1—“Competition” for further discussion of our competitive position. Such competition may adversely affect our results of operation.

Our growth is dependent upon our ability to increase sales in existing stores and the success of our new store opening program.

Our growth is dependent on both increases in sales in existing stores and our ability to open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Unavailability of attractive store locations, delays in the acquisition or opening of new stores, delays or costs associated with remodeling existing stores, difficulties in staffing and operating new store locations, and lack of customer acceptance of stores in new market areas all may negatively impact our new store growth and the costs or the profitability associated with new or remodeled stores.

We depend heavily on technology systems that support all aspects of our operations; the failure of existing or new technology to provide anticipated benefits could adversely affect our anticipated results of operations.

Our merchandising, finance, human resources, distribution and logistics and store operations functions depend heavily upon technological resources. Any failure in these systems could negatively impact our operations. In addition, we are continuously upgrading our current technology or installing new technology. Our inability to implement in a timely manner such upgrades or installations, to effectively train employees in the use of such technology, or to obtain the anticipated benefits of such technology, including technology associated with “Project Accelerate” or the new store POS systems, could adversely impact our operations or profitability. Any failure to maintain the confidentiality of information maintained on our computer systems could result in additional costs and damage our reputation.

Unusual weather, natural disasters, pandemic outbreaks, political events, war, or acts of terrorism could adversely affect our sales and operations.

Extreme changes in weather patterns or other natural disasters, pandemic outbreaks, political instability, war, or acts of terrorism could influence customer trends and purchases and may negatively impact our net sales, properties and/or operations. Such events could result in physical damage to one or more of our properties; the temporary closure of some or all of our stores or distribution centers; the temporary lack of an adequate work force in a market; temporary or long-term disruption in the transport of goods; delay in the delivery of goods to our distribution centers or stores; disruption of our technology support or information systems; or dramatic increases in fuel prices which increase the cost of doing business. Any of these factors could adversely affect our operations.

Any inability to select, obtain and market merchandise attractive to customers at prices that allow us to profitably sell such merchandise could negatively impact our business.

We have generally been able to select and obtain sufficient quantities of attractive merchandise at prices that allow us to profitably sell such merchandise. If we are unable to continue to select products that are attractive to our customers, to obtain such products at costs that allow us to sell such products at a profit, or to effectively market such products to consumers, our sales or profitability could be adversely affected.

Any disruption in the supply or increase in pricing of such merchandise could negatively impact our operations and results of operations. A significant amount of our merchandise is imported, and changes to the flow of these goods for any reason could have an adverse impact on our operations. Political and economic instability in the countries in which foreign suppliers are located; the financial instability of suppliers; labor problems experienced by our suppliers; the availability of raw materials to suppliers; merchandise quality issues; currency exchange rates; transport availability and cost; inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, we are currently implementing new global sourcing programs and vendor requirements which could negatively impact our ability to find qualified suppliers or their ability to provide merchandise at attractive prices. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

Operational difficulties could disrupt our business.

Our stores are decentralized and are managed through a network of geographically dispersed management personnel. Our inability to effectively and efficiently operate our stores, including the ability to control losses resulting from inventory shrinkage, may negatively impact our sales or profitability. In addition, we rely upon our distribution and logistics network to provide goods to stores in a timely and cost-effective manner. Any disruption, unanticipated expense or operational failure related to this process could negatively impact our store operations.

Our ability to develop and operate planned distribution facilities in a timely manner and the costs associated with development and/or operation of distribution facilities could adversely impact our business.

We maintain a network of distribution facilities in our geographic territory and build new facilities to support our growth objectives. Delays in opening distribution facilities or stores could adversely affect our future operations by slowing unit growth, which may in turn reduce revenue growth. Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utility and other operating costs, could have an adverse impact on our financial performance. Adverse changes in inventory shrinkage at the store-level or in distribution facilities could also negatively impact our results.

Changes in state or federal legislation or regulations, including the effects of legislation and regulations on wage levels and entitlement programs, and changes in currency exchange rates, trade restrictions, tariffs, quotas and freight rates could increase our cost of doing business.

Changes in federal or state wage requirements or in entitlement programs such as health insurance or other changes in workplace regulation could adversely impact our ability to achieve our financial targets. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. Changes in trade restrictions, new tariffs and quotas, and higher shipping costs for goods could also adversely impact our ability to achieve anticipated operating results.

Changes in interpretations or applications of accounting principles and/or developments in legal or regulatory guidance could adversely affect our financial performance.

Unanticipated changes in the interpretation or application of accounting principles to our financial statements could result in material charges and/or restatements of our financial statements, which may further result in litigation and/or regulatory actions which could have a material adverse effect on our financial condition and results of operations. Changes and developments in legal or regulatory guidance may negatively impact our position in related litigation matters.

Higher costs and/or failure to achieve targeted results associated with the implementation of new programs or initiatives could adversely affect our results of operations.

We are undertaking a variety of operating initiatives and infrastructure initiatives related to merchandising and supply chain systems, cooler installations and related food programs, Urban Initiative programs, and real estate expansion goals. The failure to properly execute any of these initiatives or the failure to obtain the anticipated results of such initiatives could have an adverse impact on our future operating results.

Adverse impacts associated with legal proceedings and claims could negatively affect our business.

We are a party to a variety of legal proceedings and claims, including those described in Note 8 to the Consolidated Financial Statements, Item 3—“Legal Proceedings” and elsewhere in this Report. Our operating results could be adversely impacted if such legal proceedings and claims result in an obligation to make material damage or settlement payments which are not insured or which have not been reserved against, or changes to the operation of our business.

Our ability to attract and retain employees could affect our business.

Our growth could be adversely impacted by our inability to attract and retain employees at the store operations level, in distribution facilities, and at the corporate level, including our senior management team, at costs which allow us to profitability conduct our operations. Various factors, such as overall labor availability, wage rates, union organizing activity, regulatory or legislative impacts and various benefit costs could all negatively impact our ability to attract and retain employees and may adversely affect our results of operations.

Our business is slightly seasonal and adverse events during the holiday season could negatively impact our operating results.

Our business is slightly seasonal, with the highest percentage of sales occurring during the second fiscal quarter (December, January, February). We purchase significant amounts of seasonal inventory in anticipation of the holiday season. Adverse events resulting in lower than planned sales during the holiday season could lead to unanticipated markdowns, negatively impacting our financial condition and results of operations.

Our failure to comply with our debt covenants could adversely affect our capital resources, financial condition and liquidity.

Our debt agreements contain certain restrictive covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio and a priority debt ratio. If we fail to comply with such covenants as a result of one or more of the factors listed in this section, we may be forced to settle our outstanding debt obligations, negatively impacting cash flows. Our ability to obtain future financing may also be negatively impacted.

Return to shareholders is affected by general economic and investment conditions and expectations regarding our financial performance.

Shareholder return resulting from increases in our stock price is dependent upon and affected by the overall equity markets and perceptions regarding our anticipated performance and overall performance of retail companies in general.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate a chain of self-service retail discount stores. As of October 5, 2007, there were 6,438 stores in 44 states and the District of Columbia as follows:

Texas	800	Massachusetts	97
Ohio	402	Missouri	93
Michigan	346	Maryland	91
Florida	345	New Mexico	87
North Carolina	345	New Jersey	78
Georgia	301	Minnesota	68
New York	281	Utah	61
Pennsylvania	258	Connecticut	53
Illinois	237	Maine	44
Louisiana	225	Iowa	34
Virginia	211	Kansas	34
Tennessee	202	Nebraska	31
South Carolina	193	Idaho	30
Indiana	187	Nevada	22
Kentucky	185	New Hampshire	22
Alabama	144	Delaware	21
Wisconsin	139	South Dakota	21
Arizona	130	Rhode Island	20
Oklahoma	126	Wyoming	20
Mississippi	114	Vermont	11
West Virginia	114	North Dakota	10
Colorado	102	District of Columbia	5
Arkansas	98

The number of stores we operated at the end of each of our last five fiscal years was:

Fiscal Year	Number of Stores at Year End
2003	5,027
2004	5,466
2005	5,898
2006	6,173
2007	6,430

During fiscal 2007, we opened 300 stores, closed 43 stores, relocated 5 stores within the same shopping center or market area, and expanded or renovated 27 stores. From September 2, 2007, through October 5, 2007, we opened 20 new stores, closed 12 stores, relocated 1 store within the same shopping center or market area, and renovated 8 stores.

As of October 5, 2007, we had, in the aggregate, approximately 54.5 million square feet of total store space (including receiving rooms and other non-selling areas) and approximately 45.3 million square feet of selling space.

Our stores are located in large urban, suburban and rural areas, and they are typically freestanding or located in shopping centers. At the end of fiscal 2007, approximately 20% of our stores were located in large urban markets (markets with populations above 200,000), and approximately 26% of our stores were located in small urban markets (markets with populations greater than 75,000 but less than 200,000) or suburban areas. During fiscal 2007, approximately 14% of our new store locations were opened in large urban markets and 27% of our new locations were opened in small urban or suburban markets.

All of our stores are leased except for 491 stores which we own. Most of our leases have an initial term of five years and provide for fixed rentals, and most of our leases require additional payments based upon a percentage of sales, property taxes, insurance premiums, or common area maintenance charges.

Of our 5,947 leased stores at October 5, 2007, all but 321 leases grant us options to renew for additional terms, in most cases for a number of successive five-year periods. The following table sets forth certain data concerning the expiration dates of all leases with renewal options as of October 5, 2007:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2008	781	0
2009-2011	2,693	8
2012-2014	1,460	251
2015-2017	671	465
2018 and thereafter	21	4,902

We also own our corporate headquarters and a distribution center located on a 108-acre tract of land in Matthews, North Carolina, just outside of Charlotte, in two buildings containing approximately 1.19 million square feet. We use approximately 940,000 square feet for the distribution center which includes receiving, warehousing, shipping and storage facilities, and we use approximately 250,000 square feet for the corporate headquarters.

We own eight additional full-service distribution centers described in the table below:

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

Information for this item is included in Note 8 to the Consolidated Financial Statements included in this Report, and incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held June 19, 2007, stockholders voted to elect to our Board of Directors the eight nominees named in the Proxy Statement for the Annual Meeting as follows:

Nominee	Shares Voting For	Shares Withholding Vote
Mark R. Bernstein	114,207,762	23,993,137
Sharon Allred Decker	114,056,787	24,144,112
Edward C. Dolby	134,566,015	3,634,885
Glenn A. Eisenberg	134,574,164	3,626,735
Howard R. Levine	135,546,429	2,654,470
George R. Mahoney, Jr.	135,764,871	2,436,029
James G. Martin	113,662,855	24,538,045
Dale C. Pond	134,570,239	3,630,661

There were no abstentions or broker non-votes with respect to the election to the Board of Directors.

At such Annual Meeting, the stockholders also voted to ratify the action of our Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent registered public accountants of the Company and its subsidiaries for fiscal 2007, with 135,446,605 shares voted for, 1,935,496 shares voted against, and 818,789 shares abstaining. There were no broker non-votes with respect to the appointment of PricewaterhouseCoopers LLP.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the ticker symbol FDO. At October 5, 2007, there were approximately 2,650 holders of record of our common stock. The accompanying tables give the high and low sales prices of our common stock and the dividends declared per share for each quarter of fiscal 2007 and 2006. We expect that dividends will continue to be declared quarterly for the foreseeable future.

Market Prices and Dividends

2007	High	Low	Dividend
First Quarter	$30.91	$23.63	$.10 1/2
Second Quarter	33.31	27.39	.11 1/2
Third Quarter	34.16	28.05	.11 1/2
Fourth Quarter	35.42	24.23	.11 1/2

2006	High	Low	Dividend
First Quarter	$24.50	$19.40	$.09 1/2
Second Quarter	26.07	21.85	.10 1/2
Third Quarter	27.94	24.37	.10 1/2
Fourth Quarter	26.25	21.57	.10 1/2

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 1, 2007, by us, on our behalf or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June (6/3/07-7/7/07)	2,045,200	$34.11	2,045,200	4,971,254
July (7/8/07-8/4/07)	—	—	—	4,971,254
August (8/5/07-9/1/07)	2,099,000	26.62	2,099,000	2,872,254

Total	4,144,200	$30.32	4,144,200	2,872,254

(1)

On August 18, 2006, we announced that the Board of Directors authorized the purchase of up to 5.0 million shares of our outstanding common stock from time to time as market conditions warrant. This authorization was fully utilized during the fourth quarter of fiscal 2007. On June 19, 2007, we announced that the Board of Directors authorized the purchase of up to an additional 5.0 million shares of our outstanding common stock from time to time as market conditions warrant. As of September 1, 2007, there were 2.9 million shares remaining under this authorization. We purchased the remaining 2.9 million shares pursuant to the above referenced authorization during the first quarter of fiscal 2008.

Equity Compensation Plan Information

This information will be included in our proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2008, under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Stock Performance Graph

The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended September 1, 2007, compared with the cumulative total returns of the S&P 500 Index and the S&P General Merchandise Stores Index. The comparison assumes that $100 was invested in Family Dollar common stock on August 31, 2002, and, in each of the foregoing indices on August 31, 2002, and that dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among Family Dollar Stores, Inc., the S&P 500 Index and the S&P General Merchandise Stores Index

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended
(in thousands, except per share amounts and store data)	September 1, 2007	August 26, 2006 (1)	August 27, 2005		August 28, 2004		August 30, 2003
Net sales	$6,834,305	$6,394,772	$5,824,808		$5,281,888		$4,750,171
Cost of sales and operating expenses	$6,445,672	$6,077,467	$5,485,998	(2)	$4,878,526	(2)	$4,370,278	(2)
Income before income taxes	$381,896	$311,144	$342,795		$406,662		$383,144
Income taxes	$139,042	$116,033	$125,286		$148,758		$139,835
Net income	$242,854	$195,111	$217,509		$257,904		$243,309

Diluted net income per common share	$1.62	$1.26	$1.30		$1.50		$1.40
Dividends declared	$66,361	$62,757	$61,538		$56,077		$49,890
Dividends declared per common share	$0.45	$0.41	$0.37		$0.33		$0.29

Total assets	$2,624,156	$2,523,029	$2,409,501		$2,224,361		$2,065,392
Working capital	$406,977	$432,737	$460,157		$489,727		$541,913
Long-term debt	$250,000	$250,000	$—		$—		$—
Shareholders’ equity	$1,174,641	$1,208,393	$1,428,066		$1,337,082		$1,292,432

Stores opened	300	350	500		500		475
Stores closed	43	75	68		61		64
Number of stores-end of year	6,430	6,173	5,898		5,466		5,027

(1)

Our results for fiscal 2006 include a $45.0 million (a net impact of approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment and cumulative charges of $10.5 million (a net impact of approximately $0.04 per diluted share) to record non-cash stock-based compensation and income tax related interest expense.

(2)

We have reclassified these amounts to conform to our current presentation. During fiscal 2006, we began presenting interest income and interest expense separately on the Consolidated Statements of Income. In prior years we included interest income and interest expense in selling, general and administrative expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for fiscal 2007, fiscal 2006 and fiscal 2005 and our expectations for fiscal 2008. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements which are included in this Report. Our discussion contains forward-looking statements which are based upon our current expectations and which involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the “Cautionary Statement Regarding Forward Looking Statements” in the General Information section of this Report and the “Risk Factors” listed in Part I, Item 1A of this Report.

Our fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2007 was a 53-week year, compared with a 52-week year in fiscal 2006. The second quarter of fiscal 2007 included 14 weeks compared with 13 weeks in the second quarter of fiscal 2006.

Fiscal 2007 Overview

During fiscal 2007, our net sales increased 6.9% to $6.8 billion, net income increased 24.5% to $242.9 million, and diluted net income per common share increased 28.6% to $1.62, as compared to fiscal 2006. Our results for fiscal 2007 included the benefit of an additional week, as discussed above. In addition, fiscal 2006 was negatively impacted by: (i) a litigation charge of $45.0 million (a net impact of approximately $0.18 per diluted share) associated with an adverse litigation judgment; and (ii) cumulative charges of $10.5 million (a net impact of approximately $0.04 per diluted share) to record non-cash stock-based compensation and related interest expense. The various components affecting our results for fiscal 2007 are discussed in more detail in “Results of Operations” below.

During fiscal 2007, we focused our efforts on these key initiatives designed to support sustainable and profitable growth:

•

We continued to expand our Food Strategy. We installed refrigerated coolers in approximately 1,300 stores, and at the end of fiscal 2007, approximately 5,100 of our stores had coolers for the sale of refrigerated food. We enhanced the food assortment in all of our stores to reflect a greater emphasis on quick-prep and ready-to-eat products, and we increased the selling space dedicated to the sale of food in approximately 2,700 stores. In addition, we installed technology to facilitate the acceptance of food stamps in approximately 750 stores.

•

We continued to enhance our Treasure Hunt strategy. We continued our development of event-driven programs that create excitement for customers and Associates, and we sustained our focus on improving inventory flow and turns, resulting in better presentation of merchandise. We also enhanced our apparel assortment.

•

We opened 300 stores and closed 43 stores. To improve the profitability and performance of our new stores, we continued to refine our site selection process and increased our cross-functional focus on new store performance. We stabilized and improved the performance of new stores as we managed a more even flow of monthly openings and increased our cross-functional support of new stores.

•

In support of our Concept Renewal efforts, we opened or renovated 12 test stores in Charlotte, North Carolina. In addition, of the 300 new stores opened during fiscal 2007, 163 were opened in the Concept Renewal format.

•

To optimize our merchandising and supply chain processes, we launched a multi-year initiative called “Project Accelerate.” As a result of this initiative, we instituted a stronger category management framework for merchandising decisions. Using this framework, we restructured our merchandising and supply chain organization, creating category teams with clearly defined roles for each category. We also created groups of operational specialists, like our pricing group, to provide our buyers with institutional expertise.

Fiscal 2008 Outlook

Fiscal 2008 will be a 52-week year, compared with a 53-week year in fiscal 2007. The second quarter of fiscal 2008 will include 13 weeks compared with 14 weeks in the second quarter of fiscal 2007. During fiscal 2008, we plan to focus our efforts on the following key initiatives:

•

To capture more of our customers’ frequent fill-in food trips, we will continue the roll-out of our Food Strategy. We plan to complete the cooler roll-out with the installation of refrigerated coolers in approximately 575 additional stores, and we expect to expand the selling space for food in approximately 2,800 additional stores. We also plan to install technology to facilitate the acceptance of food stamps in approximately 1,500 additional stores.

•

We plan to continue to develop and refine our Treasure Hunt strategy. For example, in the home and apparel categories, we will continue to focus on providing our customers with a better assortment of quality family apparel and home décor at attractive values. We are also simplifying our promotional planning to make it easier for store Associates to create exciting events for our customers and to better manage residual inventory. The continued development of our global sourcing group will play a significant role in our success as we strengthen our quality and value proposition in these categories. We also plan to continue to selectively leverage national brands within our Treasure Hunt categories.

•

Our Concept Renewal effort has allowed us to test new ideas in store layout and design with the goal of enhancing the customers’ shopping experience. We intend to evaluate several renovation strategies to assess the impact of incorporating the Concept Renewal elements in existing stores. Using our test stores, we will also begin to explore new ideas intended to make stores easier to operate and shop.

•

We will continue our measured pace of new store openings so that we can continue to strengthen our support of new stores while also improving returns in our existing stores. We expect to open up to 300 stores and close approximately 70 stores.

•	As part of our Store of the Future Project, we plan to roll out new point-of-sale technology in approximately 1,500 stores.

•

We will continue to optimize our merchandising and supply chain processes through our Project Accelerate initiative. We plan to incorporate our category management framework into our planning, buying and logistical processes, and we recently installed a new merchandising and financial planning tool that should result in greater visibility to underlying trends to support more timely responses. We also plan to continue the development of our price optimization processes and our assortment planning capabilities.

As previously noted, fiscal 2008 will be a 52-week year, compared with a 53-week year in fiscal 2007. For fiscal 2008, we expect comparable store sales to increase 1% to 3% from the comparable 52-week period in fiscal 2007. We expect to see continued improvement in cost of sales, as a percentage of net sales, as we continue to develop our Treasure Hunt strategy and Project Accelerate initiative, as well as our global sourcing efforts. We believe these improvements will mitigate the pressures from the implementation of our food strategy. We expect selling, general and administrative (“SG&A”) expenses, as a percentage of net sales, will be primarily impacted by the level of comparable store sales growth as we continue to pursue our investments in key initiatives. Based on these factors, we currently expect diluted net income per common share will be between $1.74 and $1.85 for fiscal 2008, compared to $1.62 in fiscal 2007.

Results of Operations

Net Sales

Our net sales in fiscal 2007 were $6.8 billion, an increase of approximately 6.9% ($439.5 million), as compared with an increase of approximately 9.8% ($570.0 million) in fiscal 2006. The increases in fiscal 2007 and in fiscal 2006 were attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 0.9% ($58.5 million) and 3.7% ($209.6 million), respectively, with the balance of the increases primarily relating to sales from new stores opened as part of our store growth program. Fiscal 2007 also benefited from an extra week of sales due to the 53-week year, as discussed above.

In fiscal 2007, the customer count, as measured by the number of register transactions in comparable stores, decreased slightly, and the average customer transaction increased approximately 1% to $9.69. We continue to believe that our customer is consolidating trips in response to economic pressures and the volatility of gasoline prices. In fiscal 2006, the customer count decreased approximately 1% and the average transaction increased approximately 5%.

Sales during fiscal 2007 were strongest in Consumables, driven primarily by sales of food resulting from the implementation of our Food Strategy, and were weaker in Apparel and Accessories and Home Products. Sales of Seasonal and Electronics were impacted by increased sales of prepaid services, which are recorded on a net basis (only the markup on the sales of these products is recorded as revenue). See Item 1 “Business—Merchandise and Marketing” elsewhere in this Report for a breakdown of the percentage of sales attributable to each product category during the last three fiscal years.

We distributed five advertising circulars in fiscal 2007 and four advertising circulars in both fiscal 2006 and fiscal 2005. The circulars are designed to stimulate traffic and inform customers about our Treasure Hunt merchandise, seasonal values and competitive prices on core consumables.

During fiscal 2007, we opened 300 stores and closed 43 stores for a net addition of 257 stores, compared with the opening of 350 stores and closing of 75 stores for a net addition of 275 stores during fiscal 2006. We also expanded or relocated 10 stores in fiscal 2007, compared with 24 stores that were expanded or relocated in fiscal 2006. In addition, we renovated 22 stores in fiscal 2007, compared with 12 stores that were renovated in fiscal 2006.

Cost of Sales

Cost of sales increased approximately 5.5% ($235.8 million) in fiscal 2007 compared with fiscal 2006 and approximately 9.4% ($367.9 million) in fiscal 2006 compared with fiscal 2005. These increases primarily reflected the additional sales volume in each of the years. Cost of sales, as a percentage of net sales, was 66.0% in fiscal 2007, 66.9% in fiscal 2006 and 67.1% in fiscal 2005. The decrease in cost of sales, as a percentage of net sales, during fiscal 2007, was due to the effect of an increase in sales of prepaid services, which are reported on a net basis, as discussed above, a more favorable merchandise sales mix, better merchandise markup and lower inventory shrinkage. These improvements were partially offset by higher markdown expense. Freight expense, as a percentage of net sales, was substantially unchanged. The merchandise sales mix and the merchandise markup were positively impacted by our Treasure Hunt strategy and price optimization efforts related to our Project Accelerate initiative. We continue to focus on improving inventory productivity, through the continued refinement of our inventory replenishment system and the implementation of a more aggressive markdown strategy. The improvements in inventory shrinkage resulted from stronger inventory productivity, better visibility and store manager retention trends.

The decrease in cost of sales, as a percentage of net sales, during fiscal 2006 compared with fiscal 2005 was due primarily to a more favorable merchandise sales mix, better merchandise markup and improved inventory shrinkage. These improvements were partially offset by higher freight costs resulting from higher fuel costs.

Selling, General and Administrative Expenses

SG&A expenses increased approximately 10.1% ($177.4 million) in fiscal 2007 compared with fiscal 2006, and approximately 11.3% ($178.6 million) in fiscal 2006 compared with fiscal 2005. The increases in these expenses were attributable primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.3% in fiscal 2007, 27.5% in fiscal 2006 and 27.1% in fiscal 2005. As a result of low single-digit comparable store sales growth and the effect of an increase in sales of prepaid services, most costs in fiscal 2007 increased as a percentage of net sales. Increased professional fees (approximately 0.5% of net sales) and increased occupancy costs (approximately 0.5% of net sales) were partially offset by a decrease in insurance costs (approximately 0.2% of net sales). The increase in professional fees, as a percentage of net sales, was due primarily to expenses associated with the defense and settlement of certain stockholder derivative actions. See Note 8 to the Consolidated Financial Statements included in this Report for more information on the defense and settlement of the stockholder derivative actions. The increase in occupancy costs, as a percentage of net sales, was due to higher store rental expenses (primarily property tax, insurance and common area maintenance reimbursements) and increased store maintenance, repair and utility expenses. In the future, we expect to mitigate against increases in occupancy costs through improvements in facilities management processes. The decrease in insurance costs, as a percentage of net sales, was due to favorable trends in workers’ compensation and healthcare claims. We believe that improvements in processes, lower inventory levels and increased store manager retention rates are contributing to the favorable trend in workers compensation claims.

The increase in SG&A expenses, as a percentage of net sales, in fiscal 2006 compared with fiscal 2005 was due primarily to increased compensation expense related to the expensing of stock-based compensation as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and an increase in annual bonus compensation, increased utility costs and a cumulative charge to adjust non-cash stock-based compensation expense in connection with the review of our stock option granting practices. These increases were partially offset by a reduction in store payroll expenses. In addition, most other costs decreased as a percentage of net sales as a result of improved cost control and comparable store sales growth.

Litigation Charge

During the second quarter of fiscal 2006, we recorded a $45.0 million (a net impact of approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment. See Note 8 to the Consolidated Financial Statements included in this Report for more information. All other legal expenses during fiscal 2007, fiscal 2006 and fiscal 2005, including our defense costs related to the above-referenced case, were recorded in SG&A.

Interest Income

Interest income increased approximately 54.2% ($3.8 million) in fiscal 2007 compared with fiscal 2006 and approximately 74.0% ($2.9 million) in fiscal 2006 compared with fiscal 2005. The increase in both years was due to an increase in interest rates and an increase in investment securities.

Interest Expense

Interest expense increased approximately 33.1% ($4.3 million) in fiscal 2007 compared with fiscal 2006. The increase in interest expense during fiscal 2007 was due primarily to interest on taxes resulting from the Internal Revenue Service examination of our consolidated federal income tax returns for fiscal 2005, fiscal 2004 and fiscal 2003 and interest on state income taxes. We did not incur any interest expense during fiscal 2005. Interest expense during fiscal 2006 ($13.1 million) was primarily due to interest in connection with the issuance of $250.0 million of long-term debt on September 27, 2005.

Income Taxes

The effective tax rate was 36.4% in fiscal 2007, 37.3% in fiscal 2006 and 36.5% in fiscal 2005. The decrease in the effective tax rate in fiscal 2007 compared with fiscal 2006 was a result of the positive impact of a retroactive reinstatement of federal jobs tax credits, an increase in tax-exempt interest income, and the effect of changes in reserves for state income tax contingencies. The increase in the effective rate in fiscal 2006 compared with fiscal 2005 was a result of the effect of changes in state income taxes and the expiration of certain federal jobs tax credits for employees hired after December 31, 2005.

Liquidity and Capital Resources

We have consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2007 was $415.8 million as compared to $451.0 million in fiscal 2006 and $299.4 million in fiscal 2005. These amounts have enabled us to fund our regular operating needs, capital expenditure program, cash dividend payments, and interest payments, as well as a significant portion of our share repurchases.

We maintain an unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $350 million. The credit facility is generally used to meet any short-term liquidity needs resulting from seasonal inventory purchases. The credit facility expires on August 24, 2011. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit reduce the borrowing capacity of the credit facility. During the fourth quarter of fiscal 2007, we borrowed $26.0 million under the credit facility in response to short-term liquidity needs resulting from the formation of our captive insurance subsidiary. See Note 11 to the Consolidated Financial Statements included in this Report for more information on the formation of the captive insurance subsidiary. The amounts borrowed under the credit facility were outstanding for a weighted-average period of approximately six days. As of the end of fiscal 2007, there were no borrowings under the credit facility. We had no borrowings against our credit facilities during fiscal 2006 or fiscal 2005. The credit facility contains certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of the end of fiscal 2007, we were in compliance with all such covenants.

Merchandise inventories at the end of fiscal 2007 were 2.7% higher than at the end of fiscal 2006. The increase in merchandise inventories was due primarily to the additional inventory resulting from 257 net new stores. Inventory on a per store basis at the end of fiscal 2007 was approximately 1% lower than at the end of fiscal 2006, excluding merchandise in transit to the distribution centers. The decrease in inventory on a per store basis during fiscal 2007 resulted from our continued focus on inventory productivity. During fiscal 2007, we continued to refine our centralized replenishment system to improve in-stock levels for basic merchandise and continued our aggressive markdown strategy to effectively manage our fashion merchandise. We also improved inventory turns for the second straight year. Inventory on a per store basis at the end of fiscal 2006 was approximately 10% lower than at the end of fiscal 2005, excluding merchandise in transit to the distribution centers. We believe that the decreases in store inventory levels over the past two years are positively impacting merchandise presentation, inventory shrinkage and store manager retention trends.

The decrease in capital expenditures to $131.6 million in fiscal 2007 from $192.2 million in fiscal 2006 was due primarily to the decrease in the number of new stores opened during fiscal 2007 as compared to fiscal 2006 and lower distribution and transportation investments. Offsetting some of the decrease was an increase in expenditures related to technology investments. Capital expenditures for fiscal 2008 are expected to be between $165 and $180 million and relate primarily to new store openings; existing store expansions, relocations and renovations; distribution center improvements; expenditures related to technology infrastructure investments; and the continued implementation of our refrigerated cooler program for perishable goods in selected stores. The new store expansion will require additional investment in merchandise inventories.

Capital spending plans, including store opening plans, are continuously reviewed and are subject to change. Cash flow from current operations is expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs. In addition, as previously discussed, we have available a revolving credit facility.

During fiscal 2007, we purchased 8.2 million shares of our common stock at a cost of $257.5 million. The shares were purchased in the open market or pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During fiscal 2006, we purchased 15.4 million shares at a cost of $367.3 million, and during fiscal 2005, we purchased 3.3 million shares at a cost of $92.0 million. As of September 1, 2007, we had outstanding authorizations to purchase a total of approximately 2.9 million shares. We purchased the 2.9 million remaining shares during the first quarter of fiscal 2008.

Cash flows from operating activities

During fiscal 2007, cash provided by operating activities decreased $35.2 million compared to fiscal 2006 primarily due to changes in merchandise inventories and other working capital items in the ordinary course of business. Merchandise inventories at the end of fiscal 2007 were 2.7% higher than at the end of fiscal 2006. Merchandise inventories at the end of fiscal 2006 were 4.9% lower than at the end of fiscal 2005. The change in the deferred tax asset and the income tax refund receivable relate primarily to changes in the tax deductibility of insurance loss reserves in connection with the formation of the captive insurance subsidiary. See Note 11 to the Consolidated Financial Statements included in this Report for more information on the formation of the captive insurance subsidiary.

Cash flows from investing activities

Cash used for investing activities decreased $101.5 million in fiscal 2007 as compared to fiscal 2006 primarily due to the decrease in capital expenditures as discussed above.

Cash flows from financing activities

Cash used in financing activities increased $33.4 million in fiscal 2007 as compared to fiscal 2006. The increase was primarily a result of a change in the financing of stock repurchases. During fiscal 2007, the repurchases of common stock were financed through the use of operating cash flows while a significant portion of the repurchases of common stock during fiscal 2006 were financed through the issuance of long-term debt. The increase was partially offset by an increase in the cash overdrafts as a result of the timing of payments at year end.

The following table shows our obligations and commitments to make future payments under contractual obligations at the end of fiscal 2007:

	Payments Due During the Period Ending
Contractual Obligations (in thousands)	Total	August 2008	August 2009	August 2010	August 2011	August 2012	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$16,200	$233,800
Interest	105,303	13,387	13,387	13,387	13,387	12,609	39,146
Merchandise letters of credit	201,862	201,862	—	—	—	—	—
Operating leases	1,224,179	287,164	251,471	207,260	160,711	114,687	202,886
Construction obligations	4,123	4,123	—	—	—	—	—
Minimum royalties	17,100	1,200	1,950	2,350	2,550	2,750	6,300

Total	$1,802,567	$507,736	$266,808	$222,997	$176,648	$146,246	$482,132

At the end of fiscal 2007, approximately $56.2 million of the merchandise letters of credit were included in accounts payable and accrued liabilities on our Consolidated Balance Sheet. Most of our operating leases provide us with an option to extend the term of the lease at designated rates. See Item 2—“Properties” in this Report.

The following table shows our other commercial commitments at the end of fiscal 2007:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$167,191
Surety bonds	47,797

Total	$214,988

A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) is used as surety for future premium and deductible payments to our workers’ compensation and general liability insurance carrier. We accrue for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion. Included in the outstanding amount of surety bonds is a $44.5 million bond that we obtained in connection with an adverse litigation judgment, as discussed in Note 8 to the Consolidated Financial Statements included in this Report.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 as of the beginning of fiscal 2007. SFAS 154 has not had a material impact on our Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements and will be effective for the Company beginning with its first quarter of fiscal 2008. We are currently assessing the impact that FIN 48 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 157 will have on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires quantification of financial statement errors based on the effects of the error on each of a company’s financial statements and the related financial statement disclosures. This approach is referred to as the “dual approach” because it requires both the carryover and reversing effects of prior year misstatements to be quantified. SAB 108 is effective for the first annual period ending after November 15, 2006. We adopted SAB 108 as of the beginning of fiscal 2007. SAB 108 has not had a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our Consolidated Financial Statements.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of our financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates.

We believe the following accounting principles are critical because they involve significant judgments, assumptions and estimates used in the preparation of our Consolidated Financial Statements.

Merchandise Inventories:

Our inventories are valued using the retail method, based on retail prices less mark-on percentages, which approximates the lower of first-in, first-out (FIFO) cost or market. We record adjustments to inventory through cost of goods sold when retail price reductions, or markdowns, are taken against on-hand inventory. In addition, we make estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation. These estimates and judgments are based on the application of a consistent methodology each period. While we believe that we have sufficient current and historical knowledge to record reasonable estimates for these components, if actual demand or market conditions are different than our projections, it is possible that actual results could differ from recorded estimates. This risk is generally higher for seasonal merchandise than for non-seasonal merchandise. We estimate inventory losses for damaged, lost or stolen inventory (inventory shrinkage) for the period from the most recent physical inventory to the financial statement date. The accrual for estimated inventory shrinkage is based on the trailing twelve-month actual inventory shrinkage rate. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2007.

Property and Equipment:

We state property and equipment at cost. We calculate depreciation for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five years) or the asset’s useful economic life. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. We generally do not assign salvage value to property and equipment. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, our impairment losses on fixed assets, which typically relate to normal store closings, have not been material to our financial position and results of operations. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2007.

Insurance Liabilities:

We are primarily self-insured for health care, property loss, workers’ compensation, and general liability costs. These costs are significant primarily due to the large number of our retail locations and Associates. Because the nature of these claims is such that there can be a significant lag from the incurrence of the claim (which is when the expense is accrued) until payment is made, the percentage increase in the accrual can be much more pronounced than the percentage increase in the expense. Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. We review current and historical claims data in developing our estimates. We also use information provided by outside actuaries with respect to medical, workers’ compensation and general liability claims. The insurance liabilities we record are mainly influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims. The estimates of more recent claims are more volatile and more likely to change than older claims. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then we may be required to record additional expense or a reduction to expense which could be material to our reported financial condition and results of operations. During the fourth quarter of fiscal 2007, we formed Family Dollar Insurance, Inc., a wholly owned captive insurance subsidiary based in South Carolina, to insure our retained workers’ compensation, general liability and automobile liability risks. See Note 11 to the Consolidated Financial Statements included in this Report for more information. There were no material changes in the estimates or assumptions used to determine insurance liabilities during fiscal 2007.

Contingent Income Tax Liabilities:

We are subject to routine income tax audits that occur periodically in the normal course of business. Our contingent income tax liabilities are estimated based on an assessment of the probability of the income tax related exposures and settlements and are influenced by our historical audit experiences with various state and federal taxing authorities as well as current income tax trends. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. There were no material changes in the estimates or assumptions used to determine contingent income tax liabilities during fiscal 2007.

Contingent Legal Liabilities:

We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate the claims and proceedings each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. There were no material changes in the estimates or assumptions used to determine contingent legal liabilities during fiscal 2007.

Stock-based Compensation Expense:

We adopted SFAS 123R during the first quarter of fiscal 2006. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. The determination of the fair value of employee stock options on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We also grant performance share rights and adjust compensation expense each quarter based on the ultimate number of shares expected to be issued. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the amount recorded in the current period. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2007. See Note 9 to the Consolidated Financial Statements included in this Report for more information on the Company’s adoption of SFAS 123R.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain an unsecured revolving credit facility at a variable rate of interest to meet the short-term needs of our expansion program and seasonal inventory increases. Interest incurred during fiscal 2007 related to the credit facility was not material. Our long-term debt bears interest at fixed rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FAMILY DOLLAR STORES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Family Dollar Stores, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Family Dollar Stores, Inc. and its subsidiaries at September 1, 2007 and August 26, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 1, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A elsewhere in this Report. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

October 30, 2007

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except per share amounts)	September 1, 2007	August 26, 2006	August 27, 2005
Net sales	$6,834,305	$6,394,772	$5,824,808
Cost and expenses:
Cost of sales	4,512,242	4,276,466	3,908,569
Selling, general and administrative	1,933,430	1,756,001	1,577,429
Litigation charge (Note 8)	—	45,000	—

Cost of sales and operating expenses	6,445,672	6,077,467	5,485,998

Operating profit	388,633	317,305	338,810
Interest income	10,690	6,934	3,985
Interest expense (Note 4)	17,427	13,095	—

Income before income taxes	381,896	311,144	342,795
Income taxes (Note 6)	139,042	116,033	125,286

Net income	$242,854	$195,111	$217,509

Net income per common share—basic (Note 10)	$1.63	$1.26	$1.30

Weighted average shares—basic (Note 10)	149,141	154,967	166,791

Net income per common share—diluted (Note 10)	$1.62	$1.26	$1.30

Weighted average shares—diluted (Note 10)	149,599	155,124	167,092

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)	September 1, 2007	August 26, 2006
Assets
Current assets:
Cash and cash equivalents	$87,176	$79,727
Investment securities (Note 2)	197,495	136,505
Merchandise inventories	1,065,898	1,037,859
Deferred income taxes (Note 6)	89,612	133,468
Income tax refund receivable	44,394	2,397
Prepayments and other current assets	52,705	28,892

Total current assets	1,537,280	1,418,848

Property and equipment, net (Note 3)	1,060,678	1,077,608
Other assets	26,198	26,573

	$2,624,156	$2,523,029

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$644,140	$556,531
Accrued liabilities (Note 5)	486,163	429,580

Total current liabilities	1,130,303	986,111

Long-term debt (Note 4)	250,000	250,000
Deferred income taxes (Note 6)	69,212	78,525

Commitments and contingencies
Shareholders’ equity: (Notes 9 and 10)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 179,886,234 shares at September 1, 2007, and 178,559,411 shares at August 26, 2006, and outstanding 143,344,292 shares at September 1, 2007, and 150,210,484 shares at August 26, 2006	17,989	17,856
Capital in excess of par	187,855	140,829
Retained earnings	1,722,859	1,546,366

	1,928,703	1,705,051

Less: common stock held in treasury, at cost (36,541,942 shares at September 1, 2007, and 28,348,927 shares at August 26, 2006)	754,062	496,658

Total shareholders’ equity	1,174,641	1,208,393

	$2,624,156	$2,523,029

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended September 1, 2007, August 26, 2006, and August 27, 2005

(in thousands, except per share and share amounts)	Common stock	Capital in excess of par	Retained earnings	Treasury stock
Balance, August 28, 2004
(187,671,318 shares common stock; 20,274,320 shares treasury stock)	$18,767	$106,853	$1,498,890	$287,428
Net income for the year			217,509
Issuance of 1,200,420 common shares under employee stock option plan, including tax benefits (Note 9)	120	26,829
Purchase of 3,338,500 common shares for treasury				92,049
Issuance of 3,595 shares of treasury stock under the Family Dollar 2000 Outside Directors Plan		61		(52)
Less dividends on common stock, $.37 per share			(61,538)

Balance, August 27, 2005
(188,871,738 shares common stock; 23,609,225 shares treasury stock)	18,887	133,743	1,654,861	379,425
Net income for the year			195,111
Issuance of 297,595 common shares under employee stock option plan, including tax benefits (Note 9)	30	7,344
Purchase of 4,745,293 common shares for treasury				117,323
Issuance of 5,591 shares of treasury stock under the Family Dollar 2000 Outside Directors Plan		46		(90)
Purchase and cancellation of 10,609,922 common shares	(1,061)	(8,092)	(240,849)
Stock-based compensation (Note 9)		7,788
Less dividends on common stock, $.41 per share			(62,757)

Balance, August 26, 2006
(178,559,411 shares common stock; 28,348,927 shares treasury stock)	17,856	140,829	1,546,366	496,658
Net income for the year			242,854
Issuance of 1,326,823 common shares under incentive plans, including tax benefits (Note 9)	133	35,441
Purchase of 8,199,000 common shares for treasury				257,523
Issuance of 5,985 shares of treasury stock under incentive plans (Director compensation)		91		(119)
Stock-based compensation (Note 9)		11,494
Less dividends on common stock, $.45 per share			(66,361)

Balance, September 1, 2007
(179,886,234 shares common stock; 36,541,942 shares treasury stock)	$17,989	$187,855	$1,722,859	$754,062

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	September 1, 2007	August 26, 2006	August 27, 2005
Cash flows from operating activities:
Net income	$242,854	$195,111	$217,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,060	134,637	114,733
Deferred income taxes	34,543	(41,274)	(16,279)
Stock-based compensation	11,013	7,931	3,700
Loss on disposition of property and equipment	3,715	5,603	3,306
Changes in operating assets and liabilities:
Merchandise inventories	(28,039)	52,932	(110,667)
Income tax refund receivable	(41,997)	(2,397)	1,304
Prepayments and other current assets	(23,813)	(4,113)	(7,842)
Other assets	375	1,968	(11,658)
Accounts payable and accrued liabilities	73,066	104,867	100,974
Income taxes payable	—	(4,272)	4,272

	415,777	450,993	299,352

Cash flows from investing activities:
Purchases of investment securities	(2,401,813)	(374,765)	(280,100)
Sales of investment securities	2,340,823	271,790	367,410
Capital expenditures	(131,594)	(192,173)	(229,065)
Proceeds from dispositions of property and equipment	749	1,800	2,000

	(191,835)	(293,348)	(139,755)

Cash flows from financing activities:
Revolving credit facility borrowings	26,000	—	—
Repayment of revolving credit facility borrowings	(26,000)	—	—
Issuance of long-term debt	—	250,000	—
Payment of debt issuance costs	—	(1,283)	—
Repurchases of common stock	(257,523)	(367,324)	(91,997)
Change in cash overdrafts	70,568	(9,171)	(12,675)
Proceeds from exercise of stock options	34,971	7,126	23,310
Excess tax benefits from stock-based compensation	1,295	240	—
Payment of dividends	(65,804)	(62,681)	(60,083)

	(216,493)	(183,093)	(141,445)

Net increase (decrease) in cash and cash equivalents	7,449	(25,448)	18,152
Cash and cash equivalents at beginning of year	79,727	105,175	87,023

Cash and cash equivalents at end of year	$87,176	$79,727	$105,175

Supplemental disclosures of cash flow information:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$992	$1,985	$12,239
Cash paid during the period for:
Interest, net of amounts capitalized	13,702	5,797	—
Income taxes	148,477	175,058	132,288

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

Investment securities:

The items classified as investment securities are principally auction rate securities and variable rate demand notes. The Company classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within shareholders’ equity. The securities that the Company has classified as available-for-sale generally trade at par and as a result typically do not have any realized or unrealized gains or losses. See Note 2 for more information.

Merchandise inventories:

Inventories are valued using the retail method, based on retail prices less mark-on percentages, which approximates the lower of first-in, first-out (FIFO) cost or market.

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

Revenues:

The Company recognizes revenue, net of returns and sales tax, at the time the customer tenders payment for and takes possession of the merchandise. Sales of prepaid services such as phone cards, cell phones and related air-time minutes are recorded on a net basis. As a result, only the markup on the sales of these products is recorded as revenue.

Cost of sales:

Cost of sales includes the purchase cost of merchandise and transportation costs to the Company’s distribution centers and stores. Buying, distribution center and occupancy costs, including depreciation, are not included in cost of sales. As a result, cost of sales may not be comparable to those of other retailers that may include similar costs in their cost of sales.

Selling, general and administrative expenses:

All operating costs, except transportation costs to the Company’s distribution centers and stores, are included in selling, general, and administrative expenses (“SG&A”). Buying, distribution center and occupancy costs, including depreciation, are included in SG&A rather than cost of sales. During the second quarter of fiscal 2006, the Company recorded a $45.0 million litigation charge related to an adverse jury verdict, as discussed in Note 8 below. The litigation charge was presented as a separate line on the Consolidated Income Statement due to the nature and size of the charge. All other legal expenses, including the Company’s defense costs related to the above-referenced case, are recorded in SG&A.

Insurance liabilities:

The Company is primarily self-insured for health care, property loss, workers’ compensation and general liability costs. These liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. During fiscal 2007, the Company formed a captive insurance subsidiary. See Note 11 for more information.

Advertising costs:

Advertising costs, net of co-op recoveries from vendors, are expensed on the commencement of the advertisement and amounted to $4.1 million, $3.3 million and $4.7 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Vendor allowances:

Cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and is reflected as a reduction of cost of sales, unless it can be demonstrated that it offsets an incremental expense, in which case it is netted against that expense.

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

For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income. The Company also has long-term leases for equipment generally with lease terms of five years or less.

Capitalized interest:

The Company capitalizes interest on borrowed funds during the construction of property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.” The Company capitalized $1.0 million of interest costs during fiscal 2007 and $0.9 million of interest costs during fiscal 2006. No interest costs were incurred during fiscal 2005.

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

New accounting pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 as of the beginning of fiscal 2007. SFAS 154 has not had a material impact on the Company’s Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements and will be effective for the Company beginning with its first quarter of fiscal 2008. The Company is currently assessing the impact that FIN 48 will have on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 157 will have on its Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires quantification of financial statement errors based on the effects of the error on each of a company’s financial statements and the related financial statement disclosures. This approach is referred to as the “dual approach” because it requires both the carryover and reversing effects of prior year misstatements to be quantified. SAB 108 is effective for the first annual period ending after November 15, 2006. The Company adopted SAB 108 as of the beginning of fiscal 2007. SAB 108 has not had a material impact on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that SFAS 159 will have on its Consolidated Financial Statements.

2. Investment Securities

The Company’s investment securities currently consist of auction rate securities and variable rate demand notes. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 1-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to the availability of buyers. Since these securities are priced and subsequently trade at short-term intervals, they are classified as current assets.

The Company accounts for its investment securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s investments are currently classified as available-for-sale due to the fact that the Company does not intend to hold the securities to maturity and does not purchase the securities for the purpose of selling them in the short-term to make a profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of shareholders’ equity. As a result of the resetting variable rates, the carrying value of the Company’s available-for-sale securities approximates fair market value due to their short maturities, and the Company has no cumulative gross unrealized or realized gains or losses from these investments. All income generated from these investments was recorded as interest income.

The Company’s investments consist of the following short-term available-for-sale securities (in thousands):

Auction Rate Securities And Variable Rate Demand Notes	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 1, 2007	$197,495	—	—	$197,495
August 26, 2006	$136,505	—	—	$136,505

Proceeds from sales of short-term investment securities available-for-sale during fiscal 2007, fiscal 2006 and fiscal 2005 were $2.3 billion, $0.3 billion and $0.4 billion, respectively. No gains or losses were realized on those sales for fiscal 2007, fiscal 2006 and fiscal 2005.

3. Property and Equipment:

(in thousands)	September 1, 2007	August 26, 2006
Buildings and building improvements	$498,575	$496,569
Furniture, fixtures and equipment	963,719	880,755
Transportation equipment	74,816	75,934
Leasehold improvements	325,489	300,376
Construction in progress	29,336	17,981

	1,891,935	1,771,615
Less accumulated depreciation and amortization	899,115	762,318

	992,820	1,009,297
Land	67,858	68,311

	$1,060,678	$1,077,608

4. Current and Long-Term Debt

Current and long-term debt consisted of the following at the end of fiscal 2007 and fiscal 2006:

(in thousands)	September 1, 2007	August 26, 2006
5.24% Notes	$81,000	$81,000
5.41% Notes	169,000	169,000

	250,000	250,000
Less: current portion	—	—

Long-term portion	$250,000	$250,000

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The proceeds of the Notes were used to repurchase shares of the Company’s common stock during fiscal 2006. The Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing in the sixth year, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year commencing on March 27, 2006. The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended. The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. At the end of fiscal 2007, the Company was in compliance with all such covenants.

On August 24, 2006, the Company entered into an unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $350 million. The credit facility replaced the Company’s then outstanding unsecured revolving credit facilities for borrowings of up to $200 million. The credit facility expires on August 24, 2011. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit reduce the borrowing capacity of the credit facility. During the fourth quarter of fiscal 2007, the Company borrowed $26.0 million under the credit facility at an average interest rate of 5.74% in response to short-term liquidity needs resulting from the formation of its captive insurance subsidiary. See Note 11 for more information on the formation of the captive insurance subsidiary. The amounts borrowed under the credit facility were outstanding for a weighted-average period of approximately six days. As of the end of fiscal 2007, there were no borrowings under the credit facility. Interest expense incurred during fiscal 2007 in connection with the credit facility was not material. The credit facility contains certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. At the end of fiscal 2007, the Company was in compliance with all such covenants.

5. Accrued Liabilities:

(in thousands)	September 1, 2007	August 26, 2006
Compensation	$76,458	$66,158
Self-insurance liabilities	210,532	184,218
Taxes other than income taxes	67,359	42,248
Deferred rent	36,797	47,965
Litigation charge	45,000	45,000
Other	50,017	43,991

	$486,163	$429,580

6. Income Taxes:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of the end of fiscal 2007 and the end of fiscal 2006, were as follows:

(in thousands)	September 1, 2007	August 26, 2006
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$69,212	$78,525

Deferred income tax assets:
Excess of tax over book basis of inventories	$18,240	$15,216
Currently nondeductible accruals for:
Insurance	18,253	67,123
Compensation	17,921	13,768
Deferred rent	12,554	15,906
Litigation charge	16,569	16,569
Other	6,075	4,886

Total deferred income tax assets	$89,612	$133,468

The provisions for income taxes in fiscal 2007, fiscal 2006 and fiscal 2005 were as follows:

(in thousands)	2007	2006	2005
Current:
Federal	$79,100	$137,329	$126,497
State	25,399	19,096	15,068

	104,499	156,425	141,565

Deferred:
Federal	38,074	(40,831)	(14,463)
State	(3,531)	439	(1,816)

	34,543	(40,392)	(16,279)

Total	$139,042	$116,033	$125,286

The following table summarizes the components of income tax expense in fiscal 2007, fiscal 2006 and fiscal 2005:

	2007		2006		2005
(in thousands)	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed federal income tax	$133,664	35.0%	$108,900	35.0%	$119,978	35.0%
State income taxes, net of federal income tax benefit	14,092	3.7	12,073	3.9	8,632	2.5
Other	(8,714)	(2.3)	(4,940)	(1.6)	(3,324)	(1.0)

Actual income tax expense	$139,042	36.4%	$116,033	37.3%	$125,286	36.5%

7. Employee Benefit Plans:

Incentive compensation plan:

The Company has an incentive profit-sharing plan which provides for the Company to pay certain employees and officers an aggregate amount not to exceed 5% of the Company’s consolidated income before income taxes. Expenses under the profit-sharing plan were $11.4 million in fiscal 2007 and $13.8 million in fiscal 2006. There were no expenses under the profit-sharing plan in fiscal 2005.

Compensation deferral plans:

The Company has a voluntary compensation deferral plan, under Section 401(k) of the Internal Revenue Code, available to eligible employees. At the discretion of the Board of Directors, the Company makes contributions to the plan which are allocated to participants, and in which they become vested, in accordance with formulas and schedules defined by the plan. Company expenses for contributions to the plan were $2.8 million in fiscal 2007, $2.4 million in fiscal 2006 and $3.0 million in fiscal 2005.

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

8. Commitments and Contingencies:

Operating leases:

Rental expenses on all operating leases, both cancelable and non-cancelable, for fiscal 2007, fiscal 2006 and fiscal 2005 were as follows:

(in thousands)	2007	2006	2005
Minimum rentals, net of minor sublease rentals	$337,796	$301,241	$280,711
Contingent rentals	5,306	4,643	4,670

	$343,102	$305,884	$285,381

The following table shows the Company’s obligations and commitments to make future payments under contractual obligations, including future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at the end of fiscal 2007:

	Payments Due During the Period Ending
Contractual Obligations (in thousands)	Total	August 2008	August 2009	August 2010	August 2011	August 2012	Thereafter
Long-term debt	$250,000	$—	$—	$—	$—	$16,200	$233,800
Interest	105,303	13,387	13,387	13,387	13,387	12,609	39,146
Merchandise letters of credit	201,862	201,862	—	—	—	—	—
Operating leases	1,224,179	287,164	251,471	207,260	160,711	114,687	202,886
Construction obligations	4,123	4,123	—	—	—	—	—
Minimum royalties	17,100	1,200	1,950	2,350	2,550	2,750	6,300

Total	$1,802,567	$507,736	$266,808	$222,997	$176,648	$146,246	$482,132

At the end of fiscal 2007, approximately $56.2 million of the merchandise letters of credit were included in accounts payable on the Company’s Consolidated Balance Sheet. Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

The following table shows the Company’s other commercial commitments at the end of fiscal 2007:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$167,191
Surety bonds	47,797

Total	$214,988

A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) is used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier. The Company accrues for these liabilities based on the total estimated costs of claims filed and claims incurred but not reported, and are not discounted. Included in the outstanding amount of surety bonds is a $44.5 million bond obtained by the Company in connection with an adverse litigation judgment, as discussed below.

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

A jury trial in this case was held in June 2005, in Tuscaloosa, Alabama, and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter. In early 2006 the case was subsequently retried to a jury in Tuscaloosa, Alabama, which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay rather than as salaried exempt managers and awarded damages. Subsequently, the Court ruled the Company did not act in good faith in classifying the plaintiffs as exempt, and after making adjustments to the damages award based upon the filing of personal bankruptcy by certain plaintiffs, the Court entered a final modified judgment for approximately $35.6 million. The Company has appealed this final judgment and posted a bond to stay execution on the judgment pending such appeal. The Court ruled that it will consider the plaintiffs’ motion for an award of attorneys’ fees and expenses at the conclusion of the Company’s appeal.

The Company recognized $45.0 million as a litigation charge in the second quarter of fiscal 2006 with respect to this litigation. During the appellate process, the Company will not be required to pay the amount of the judgment. Accordingly, this charge will not have any impact on cash flow while the Company pursues its appellate rights with respect to this judgment.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated. The Company believes that it has meritorious positions on appeal but the outcome of any litigation is uncertain. Therefore, the Company has recognized a charge with respect to this litigation, as discussed above. While the Company is currently unable to quantify the impact of such a determination, if the Company determines that a reclassification of some or all of its store managers as non-exempt employees is required, such action could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

On August 24, 2006, a shareholder derivative complaint was filed in the Superior Court of North Carolina, Mecklenburg County, by Rebecca Mitchell against the Company as a nominal defendant and certain of its current and former officers and directors as individual defendants. The complaint asserted claims under state law in connection with allegations that certain of the Company’s stock option grants were “backdated.” This complaint was subsequently consolidated with a second, nearly identical complaint filed by Jeffrey Alasina and transferred to the North Carolina Business Court. On January 4, 2007, the plaintiffs filed a consolidated amended complaint in the case, which was captioned In re Family Dollar Stores, Inc. Derivative Litigation, Master File No. 06-CVS-16796 in the General Court of Justice, Superior Court Division, Mecklenburg County. The consolidated amended complaint named the Company as a nominal defendant and Howard R. Levine, R. James Kelly, R. David Alexander, Jr., George R. Mahoney, Jr., John J. Scanlon, C. Martin Sowers, Charles S. Gibson, Jr., Gilbert A. LaFare, Samuel N. McPherson, Mark R. Bernstein, James G. Martin, and Sharon A. Decker as individual defendants. The consolidated amended complaint contained claims for an accounting, breach of fiduciary duty, restitution/unjust enrichment, and recission in connection with the Company’s alleged backdating. The consolidated amended complaint sought unspecified damages, disgorgement, equitable relief, and costs, including attorneys’ fees.

On December 15, 2006, a shareholder derivative complaint was filed in the United States District Court for the Western District of North Carolina, Case No. 3:06CV510-W, by Dorothy M. Lee against the Company as a nominal defendant and certain of its current and former officers and directors, Howard R. Levine, Leon Levine,

R. James Kelly, R. David Alexander, Jr., Charles S. Gibson, Jr., C. Martin Sowers, George R. Mahoney, Jr., Mark R. Bernstein, Sharon Allred Decker, Edward C. Dolby, Glenn A. Eisenberg, James G. Martin, and Dale C. Pond, as individual defendants. The complaint asserted claims under state and federal law in connection with allegations that certain of the Company’s stock option grants were “backdated.” On December 20, 2006, a second, nearly identical complaint was filed by Stanford H. Arden in the United States District Court for the Western District of North Carolina, Case No. 3:06CV523-C. The complaints each contained claims for violations of section 14(a) of the Exchange Act, an accounting, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, recission, and breach of fiduciary duty for insider selling and misappropriation of information in connection with the Company’s alleged backdating of stock option grants. The complaints each sought unspecified money damages, an accounting, corporate governance and internal control reforms, imposition of a constructive trust over the defendants’ stock options, punitive damages, and costs, including attorneys’ fees. On March 23, 2007, the Court entered an order consolidating these two federal actions under the caption In re Family Dollar Stores, Inc. Derivative Litigation, Case No. 3106CV510-W.

The parties have settled both consolidated derivative actions. The settlement terms generally provide for certain corporate governance reforms and the relinquishment of options to purchase an aggregate of 210,000 Company shares held by certain officers and directors of the Company. The complete settlement terms are set forth in the Stipulation and Agreement of Compromise, Settlement and Release filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 26, 2007. On August 13, 2007, the federal court entered a final order approving the settlement of the federal consolidated action and dismissing it with prejudice. On August 28, 2007, the state court entered a final order approving the settlement of the state consolidated action and dismissing it with prejudice. The Company recorded approximately $21.6 million during fiscal 2007 for previously unplanned costs and expenses related to the litigation and its settlement, including $3.5 million for an award of attorneys’ fees to counsel for the plaintiffs.

The Company has been advised by the SEC that no actions against the Company or any current or former director or officer of the Company are contemplated by the SEC with respect to these matters.

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

9. Stock-Based Compensation:

At the Company’s Annual Meeting of Shareholders held on January 19, 2006, the Company’s shareholders approved the Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”). The 2006 Plan permits the granting of a variety of compensatory award types. The Company currently grants non-qualified stock options and performance share rights under the 2006 Plan. Prior to the adoption of the 2006 Plan, the Company issued non-qualified stock options under the Company’s 1989 Non-Qualified Stock Option Plan (the “1989 Plan”). As a result of the adoption of the 2006 Plan, no further awards can be granted under the 1989 Plan. Shares issued under the 2006 Plan represent new issuances of common stock. A total of 12.0 million common shares are reserved and available for issuance under the 2006 Plan, plus any shares awarded under the 1989 Plan that expire or are canceled or forfeited after January 19, 2006. As of September 1, 2007, there were 11.6 million shares remaining available for grants under the 2006 Plan.

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

The Company elected to adopt the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital in excess of par pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the capital in excess of par pool and the Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date are properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.

The Company’s results for fiscal 2007 include stock-based compensation expense of $11.7 million compared with $17.6 million in fiscal 2006. These amounts are included within SG&A on the Consolidated Statements of Income. The fiscal 2006 expenses included a $9.1 million ($5.7 million after taxes) cumulative charge to record non-cash stock-based compensation expense as a result of new measurement date determinations for certain historical stock option grants in connection with the stockholder derivative actions discussed in Note 8. Tax benefits recognized during fiscal 2007 and fiscal 2006 for stock-based compensation totaled $4.4 million and $6.6 million, respectively.

The following table illustrates the effect on net income and net income per share if the Company had adopted the fair value recognition provisions of SFAS 123 during fiscal 2005:

Year Ended
(in thousands, except per share amounts)	August 27, 2005
Net income—as reported	$217,509
Pro forma stock-based compensation cost	(15,374)

Net income—pro forma	$202,135

Net income per share—as reported
Basic	$1.30
Diluted	$1.30
Net income per share—pro forma
Basic	$1.21
Diluted	$1.21

The pro forma stock-based compensation cost increased in fiscal 2005 as a result of the acceleration of certain “underwater” (i.e. the options have an exercise price in excess of the market value of the stock, determined as of August 26, 2005) options. On August 18, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of the vesting date of certain previously issued and outstanding options under the 1989 Plan, effective as of August 26, 2005. The accelerated vesting program applies to: (i) all unvested options as of the effective date that had an exercise price in excess of $40.00/share, including options held by the five most highly compensated executive officers of the Company, and (ii) all unvested options as of the effective date that were underwater and were held by employees at the level of manager or below.

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

The Company’s stock option plans contain retirement provisions, effective January 20, 2005, that allow options held by certain qualifying retirees to continue to vest after retirement without requiring additional service. The retirement provisions apply to all non-vested stock options as of the effective date, all vested stock options that were “underwater” (i.e. the options had an exercise price in excess of the market value of the stock) on the effective date, and all new options granted thereafter. Under SFAS 123R, compensation cost should be recognized over the shorter of the stated vesting period or the period from the grant date to the retirement eligibility date, if the employee is able to retire without providing additional service. For awards granted prior to the adoption of SFAS 123R, the Company recognizes compensation cost over the stated vesting period. If the Company had accounted for these awards in accordance with the provisions of SFAS 123R, compensation expense would have been $0.6 million higher during fiscal 2005 (for pro-forma disclosure purposes only). The impact on fiscal 2006 and fiscal 2007 is not material.

Stock Options

The Company’s stock option plans provide for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company’s practice for a number of years has been to make a single annual grant to all employees participating in the stock option program and to generally make other grants only in connection with employment or promotions. Options expire five years from the grant date and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The Company used the Black- Scholes option-pricing model to estimate the grant-date fair value of each option granted before and after the adoption of SFAS 123R on August 28, 2005. The fair values of options granted were estimated using the following weighted-average assumptions:

	Years Ended
	September 1, 2007	August 26, 2006	August 27, 2005
Expected dividend yield	1.78%	1.64%	1.25%
Expected stock price volatility	29.00%	30.00%	31.82%
Weighted average risk-free interest rate	4.57%	4.19%	3.52%
Expected life of options (years)	4.49	4.57	3.50

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date. Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics. These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience. There were no significant changes made to the methodology used to determine the assumptions during fiscal 2007. The weighted-average grant-date fair value of stock options granted was $7.86 during fiscal 2007, $5.62 during fiscal 2006 and $6.85 during fiscal 2005.

The following table summarizes the transactions under the stock option plans during fiscal 2007:

(in thousands, except per share amounts)	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at August 26, 2006	5,757	$29.54
Granted	689	29.34
Exercised	(1,280)	27.31
Forfeited	(74)	26.06
Expired	(497)	28.10

Balance at September 1, 2007	4,595	$30.37	2.09	$10,487

Exercisable at September 1, 2007	2,458	$34.65	1.19	$1,980

The total intrinsic value of stock options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 was $5.4 million, $0.7 million and $9.9 million, respectively. As of September 1, 2007, there was approximately $7.9 million of unrecognized compensation cost related to outstanding stock options. The unrecognized compensation cost will be recognized over a weighted-average period of 2.2 years.

Performance Share Rights

During the second quarter of fiscal 2006, the Company began granting performance share rights to key employees. Grants of performance share rights are made annually and generally, in connection with employment or promotion of participants in the 2006 Plan. Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group. Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth. The Compensation Committee of the Board of Directors establishes the peer group and performance metrics. The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter. The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group. The following table summarizes the transactions under the performance share rights program during fiscal 2007:

(in thousands, except per share amounts)	Performance Share Rights Outstanding	Weighted Average Grant-Date Fair Value
Nonvested—August 26, 2006	251	$24.16
Granted	257	29.40
Vested	(69)	24.16
Cancellations	(13)	26.86
Adjustments	8	N/A

Nonvested—September 1, 2007	434	$27.19

The grant-date fair value of the performance share rights is based on the stock price on the grant date. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued. The adjustments of performance share rights outstanding in the table above represents the performance adjustment for shares vested during the period. The total fair value of performance share rights vested during fiscal 2007 was $1.7 million. No performance share rights vested during fiscal 2006. As of September 1, 2007, there was approximately $6.5 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis. The unrecognized compensation cost will be recognized over a weighted-average period of 1.6 years.

10. Common Stock and Earnings per Share:

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive (options for 2.4 million, 5.0 million and 3.4 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively) and were not included in the computation of diluted net income per common share. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised.

During fiscal 2007, the Company purchased 8.2 million shares of its common stock at a cost of $257.5 million. The shares were repurchased in the open market or pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During fiscal 2006, the Company purchased 15.4 million shares at a cost of $367.3 million, and during fiscal 2005, the Company purchased 3.3 million shares at a cost of $92.0 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On August 18, 2006, the Company announced that the Board of Directors authorized the purchase of up to 5.0 million shares of its outstanding common stock from time to time as market conditions warrant. This authorization was fully utilized during the fourth quarter of fiscal 2007. On June 19, 2007, the Company announced that the Board of Directors authorized the purchase of up to an additional 5.0 million shares of its outstanding common stock from time to time as market conditions warrant. As of September 1, 2007, there were 2.9 million shares remaining under this authorization. There is no expiration date governing the period during which share repurchases can be made pursuant to the above referenced authorization. All of the shares repurchased during fiscal 2007 are held in treasury.

The following table sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share amounts)	2007	2006	2005
Basic Net Income Per Share:
Net income	$242,854	$195,111	$217,509

Weighted average number of shares outstanding	149,141	154,967	166,791

Net income per common share—basic	$1.63	$1.26	$1.30

Diluted Net Income Per share:
Net income	$242,854	$195,111	$217,509

Weighted average number of shares outstanding	149,141	154,967	166,791
Effect of dilutive securities—stock options	318	31	301
Effect of dilutive securities—performance share rights	140	126	—

Weighted average shares—diluted	149,599	155,124	167,092

Net income per common share—diluted	$1.62	$1.26	$1.30

11. Captive Insurance Subsidiary

During the fourth quarter of fiscal 2007, the Company formed Family Dollar Insurance, Inc., a wholly owned captive insurance subsidiary based in South Carolina (the “Captive”), to insure the Company’s retained workers’ compensation, general liability and automobile liability risks. The purpose of the Captive is to reduce the Company’s overall cost of its insurable risks and to provide the Company with more flexibility in its risk management program. Upon incorporation of the Captive, the Company transferred an initial premium deposit of $201.3 million for outstanding loss reserves. In accordance with South Carolina regulatory requirements, the Captive maintains certain balances in cash and cash equivalents and investments that are not available for general corporate purposes. As of the end of fiscal 2007, these cash and cash equivalents and investment balances were $0.8 million and $149.7 million, respectively. The Captive does not currently insure any unrelated third party risk.

12. Segment Information

The Company manages its business on the basis of one reportable segment. All of the Company’s operations are located in the United States. The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Years Ended
(in thousands)	September 1, 2007	August 26, 2006	August 27, 2005
Classes of similar products:
Consumables	$4,019,592	$3,702,573	$3,372,564
Home Products	1,035,276	972,005	902,845
Apparel and Accessories	982,926	920,847	879,546
Seasonal and Electronics	796,511	799,347	669,853

Net Sales	$6,834,305	$6,394,772	$5,824,808

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
Paper products
Candy, snacks and other food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies

Home Products	Domestics, including blankets, sheets and towels
Housewares
Giftware
Home décor

Apparel and Accessories	Men’s clothing
Women’s clothing
Boys’ and girls’ clothing
Infants’ clothing
Shoes
Fashion accessories

Seasonal and Electronics	Toys
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

13. Unaudited Summaries of Quarterly Results:

(In thousands, except per share amounts)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
2007
Net sales	$1,600,264	$1,947,380		$1,654,776	$1,631,885
Gross margin	552,882	652,510		577,011	539,660
Net income	54,124	90,543		60,374	37,813
Net income per common share(3)	$0.36	$0.60		$0.40	$0.26

2006
Net sales	$1,511,457	$1,735,683		$1,569,516	$1,578,116
Gross margin	508,203	570,489		527,727	511,887
Net income	51,389	54,529	(1)	56,914	32,279	(2)
Net income per common share(3)	$0.32	$0.35	(1)	$0.37	$0.21	(2)

(1)	Includes the impact of a $45.0 million pre-tax litigation charge associated with an adverse litigation judgment.

(2)	Includes the impact of a $10.5 million cumulative pre-tax charge to adjust non-cash stock-based compensation expense and related interest expense.

(3)	Figures represent diluted earnings per share. The sum of the quarterly net income per common share may not equal the annual net income per common share due to rounding.

14. Related Party Transactions:

The Company purchased a variety of merchandise in the ordinary course of business from entities owned or represented by non-employee family members of the Company’s Chairman of the Board and Chief Executive Officer. These transactions totaled approximately $0.8 million, $1.3 million and $1.2 million, in fiscal 2007, in fiscal 2006 and fiscal 2005, respectively.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 1, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of September 1, 2007, as stated in their attestation report which is included under Item 8 of this Report.

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

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2008, under the captions “Election of Directors” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in said proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and also is incorporated herein by reference.

Executive Officers of the Registrant

The section entitled “Executive Officers of the Registrant” in Part I of this Report is incorporated by reference herein.

Code of Ethics

The Company has adopted: (i) a Code of Ethics that applies to the principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and the controller; (ii) a Code of Business Conduct that governs the actions of all Company employees, including officers; and (iii) a Board of Directors Code of Business Conduct applicable to all directors (collectively the “Codes of Conduct”). The Codes of Conduct are posted in the Investors section of the Company’s website at www.familydollar.com. The Company will provide a copy of the Codes of Conduct to any stockholder upon request. Any amendments to and/or any waiver from a provision of any of the Codes of Conduct granted to any director, executive officer or any senior financial officer, must be approved by the Board of Directors and will be disclosed on the Company’s website within three business days following the amendment or waiver. The information contained on or connected to the Company’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2008, under the captions “Executive Compensation” and “Compensation of Directors” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to security ownership by beneficial owners and management will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2008, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference. The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2008, under the caption “Related Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2008, under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

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

FAMILY DOLLAR STORES, INC. (Registrant)

Date October 30, 2007	By	/s/ HOWARD R. LEVINE
Howard R. Levine Chairman of the Board (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HOWARD R. LEVINE Howard R. Levine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 30, 2007

/s/ KENNETH T. SMITH Kenneth T. Smith	Senior Vice President—Chief Financial Officer (Principal Financial Officer)	October 30, 2007

/s/ C. MARTIN SOWERS C. Martin Sowers	Senior Vice President—Finance (Principal Accounting Officer)	October 30, 2007

/s/ MARK R. BERNSTEIN Mark R. Bernstein	Director	October 30, 2007

/s/ SHARON ALLRED DECKER Sharon Allred Decker	Director	October 30, 2007

/s/ EDWARD C. DOLBY Edward C. Dolby	Director	October 30, 2007

/s/ GLENN A. EISENBERG Glenn A. Eisenberg	Director	October 30, 2007

/s/ GEORGE R. MAHONEY, JR. George R. Mahoney, Jr.	Director	October 30, 2007

/s/ JAMES G. MARTIN James G. Martin	Director	October 30, 2007

/s/ DALE C. POND Dale C. Pond	Director	October 30, 2007

EXHIBIT INDEX

Exhibits incorporated by reference:

3.1	Restated Certificate of Incorporation, dated November 8, 2006 (filed as Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2006)

3.2	Bylaws, as amended on January 19, 2006 (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed January 25, 2006)

4.1	Sections FOURTH, SIXTH and SEVENTH of the Company’s Restated Certificate of Incorporation (included as Exhibit 3.1) and Articles II, VII, VIII, XII and XIV of the Company’s Bylaws (included as Exhibit 3.2)

4.2	Form of certificate representing shares of the Company’s Common Stock (filed as Exhibit 4.2 to the Company’s Form 10-K filing for the fiscal year ended August 27, 2005)

10.1	$350,000,000 Credit Agreement between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Fronting Bank, and various other Lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed August 28, 2006)

*10.2	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Report on Form 8-K filed October 2, 2002)

*10.3	Employment Agreement dated August 18, 2005, between the Company and Howard R. Levine (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed August 24, 2005)

*10.4	First Amendment to Employment Agreement dated August 17, 2006, between the Company and Howard R. Levine (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed August 21, 2006)

*10.5	Employment Agreement dated August 18, 2005, between the Company and R. James Kelly (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed August 24, 2005)

*10.6	First Amendment to Employment Agreement dated August 17, 2006, between the Company and R. James Kelly (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed August 21, 2006)

*10.7	Medical Expense Reimbursement Plan amended as of November 2, 2004, (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended August 28, 2004)

*10.8	Family Dollar Stores, Inc., 1989 Non-Qualified Stock Option Plan, amended as of January 20, 2005 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed January 21, 2005)

*10.9	Form of Performance Share Rights Award Certificate Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed September 29, 2005)

10.10	Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc., Family Dollar, Inc., and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015; and, $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015 (filed as Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.11	Summary of Family Dollar Stores, Inc., Executive Supplemental Disability Income Plan (filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.12	Family Dollar Stores, Inc., Executive Life Plan (filed as Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.13	Relocation Policy applicable to executive officers of the Company (filed as Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.14	Separation agreement between the Company and Irving Neger dated November 1, 2005 (filed as Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.15	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2007 (filed as Exhibit 10.50 to the Company’s Form 10-K for the fiscal year ended August 26, 2006)

*10.16	Letter agreement between the Company and Robert A. George dated July 19, 2005 (filed as Exhibit 10.31 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.17	Employment Agreement dated November 4, 2005, between the Company and Charles S. Gibson, Jr. (filed as Exhibit 10.32 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.18	Amended and Restated Family Dollar Compensation Deferral Plan (filed as Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.19	Employment Agreement dated November 22, 2005, between the Company and Robert A. George (filed as Exhibit 10 to the Company’s Report on Form 8-K filed November 25, 2005)

*10.20	Family Dollar Stores, Inc. 2006 Incentive Plan 2006 Non-Qualified Stock Option Grant Program (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed January 25, 2006)

10.21	Fourth Amendment to Amended and Restated Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., dated as of March 21, 2006 (filed as Exhibit 10(a) to the Company’s Report on Form 8-K filed March 23, 2006)

10.22	Fourth Amendment to Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, National Association, dated as of March 21, 2006 (filed as Exhibit 10(b) to the Company’s Report on Form 8-K filed March 23, 2006)

10.23	Fifth Amendment to Amended and Restated Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Bank of America, N.A., dated as of May 19, 2006 (filed as Exhibit 10(a) to the Company’s Report on Form 8-K filed May 24, 2006)

10.24	Fifth Amendment to Credit Agreement between the Company and Family Dollar, Inc., as Borrower, and Wachovia Bank, National Association, dated as of May 19, 2006 (filed as Exhibit 10(b) to the Company’s Report on Form 8-K filed May 24, 2006)

*10.25	Family Dollar Stores Inc., 2006 Incentive Plan Directors’ Share Awards Guidelines (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed August 21, 2006)

10.26	Letter Agreement dated December 8, 2006, between the Company, Family Dollar, Inc., Wachovia Bank, National Association as the Administrative Agent and the Lenders (filed as Exhibit 10 to the Company’s Report on Form 8-K filed December 14, 2006)

10.27	Consent dated December 19, 2006, between the Company, Family Dollar, Inc., the Subsidiary Guarantors, Wachovia Bank, National Association as the Administrative Agent and the Lenders (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2006)

10.28	Letter Agreement dated December 19, 2006, between the Company, Family Dollar, Inc., and various institutional accredited investors (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed December 22, 2006)

*10.29	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10 to the Company’s report on Form 8-K filed September 4, 2007)

*10.30	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards, amended March 27, 2007

10.31	Stipulation and Agreement of Compromise, Settlement and Release (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on June 26, 2007)

*10.32	Resolution of the Compensation Committee of the Board of Directors, adopted June 25, 2007 (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on June 26, 2007)

*10.33	Summary of compensation arrangements of the Company’s Chief Financial Officer (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 2, 2007)

14	Code of Ethics for Chief Executive and Senior Financial Officers (filed as Exhibit 14 to the Company’s Form 10-K for the fiscal year ended August 30, 2003)

Exhibits filed herewith:

*10.34	Summary of compensation arrangements of the Company’s Board of Directors (filed as Item 1.01 in the Company’s Report on Form 8-K filed August 21, 2006.)

*10.35	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2008 (filed under Item 1.01 in the Company’s Report on Form 8-K filed October 12, 2007.)

*10.36	Family Dollar Stores, Inc., 2006 Incentive Plan, as amended

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

*	Exhibit represents a management contract or compensatory plan