Form 10-Q
period 2007-12-01
FAMILY DOLLAR STORES INC
filed 2008-01-09
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 1, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-6807

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 28, 2007
Common Stock, $0.10 par value	140,528,034 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	December 1, 2007	September 1, 2007
Assets
Current assets:
Cash and cash equivalents (Note 2)	$95,060	$87,176
Investment securities (Note 2)	130,225	197,495
Merchandise inventories	1,121,813	1,065,898
Deferred income taxes	97,189	89,612
Income tax refund receivable	—	44,394
Prepayments and other current assets	58,184	52,705

Total current assets	1,502,471	1,537,280

Property and equipment, net	1,057,544	1,060,678
Deferred income taxes	18,949	—
Other assets	26,126	26,198

	$2,605,090	$2,624,156

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings (Note 4)	$53,500	$—
Accounts payable	563,001	644,140
Accrued liabilities	466,066	486,163
Income taxes payable (Note 8)	24,731	—

Total current liabilities	1,107,298	1,130,303

Long-term debt	250,000	250,000
Deferred income taxes	68,097	69,212
Income taxes (Note 8)	48,429	—
Commitments and contingencies

Shareholders’ equity: (Note 5)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 144,122,214 shares at December 1, 2007, and 179,886,234 shares at September 1, 2007, and outstanding 140,527,211 shares at December 1, 2007, and 143,344,292 shares at September 1, 2007	14,412	17,989
Capital in excess of par	153,000	187,855
Retained earnings	1,039,975	1,722,859

	1,207,387	1,928,703
Less: common stock held in treasury, at cost (3,595,003 shares at December 1, 2007, and 36,541,942 shares at September 1, 2007)	76,121	754,062

Total shareholders’ equity	1,131,266	1,174,641

	$2,605,090	$2,624,156

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	December 1, 2007	November 25, 2006
Net sales	$1,683,043	$1,600,264

Cost and expenses:
Cost of sales	1,107,018	1,047,382
Selling, general and administrative	490,885	461,755

Cost of sales and operating expenses	1,597,903	1,509,137

Operating profit	85,140	91,127
Interest income	2,085	1,447
Interest expense	4,611	5,506

Income before income taxes	82,614	87,068
Income taxes (Note 8)	30,668	32,944

Net income	$51,946	$54,124

Net income per common share — basic (Note 6)	$0.37	$0.36

Weighted average shares — basic (Note 6)	140,936	150,461

Net income per common share — diluted (Note 6)	$0.37	$0.36

Weighted average shares — diluted (Note 6)	141,324	150,961

Dividends declared per common share	$0.115	$0.105

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(in thousands)	December 1, 2007	November 25, 2006
Cash flows from operating activities:
Net income	$51,946	$54,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,058	35,473
Deferred income taxes	(27,641)	(6,817)
Stock-based compensation	2,536	2,000
Loss on disposition of property and equipment	1,466	465
Changes in operating assets and liabilities:
Merchandise inventories	(55,915)	(52,407)
Income tax refund receivable	44,394	2,397
Prepayments and other current assets	(5,479)	(7,628)
Other assets	72	906
Accounts payable and accrued liabilities	(66,777)	(13,472)
Income taxes payable	72,132	32,573

	54,792	47,614

Cash flows from investing activities:
Purchases of investment securities	(535,655)	(81,745)
Sales of investment securities	602,925	97,085
Capital expenditures	(36,563)	(20,654)
Proceeds from dispositions of property and equipment	173	109

	30,880	(5,205)

Cash flows from financing activities:
Revolving credit facility borrowings	404,300	—
Repayment of revolving credit facility borrowings	(350,800)	—
Repurchases of common stock	(80,709)	—
Changes in cash overdrafts	(34,285)	1,179
Proceeds from employee stock options	81	7,344
Excess tax benefits from stock-based compensation	(55)	397
Payment of dividends	(16,320)	(15,786)

	(77,788)	(6,866)

Net change in cash and cash equivalents	7,884	35,543
Cash and cash equivalents at beginning of period	87,176	79,727

Cash and cash equivalents at end of period	$95,060	$115,270

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of December 1, 2007; the results of operations for the first quarter ended December 1, 2007 (“first quarter of fiscal 2008”), and November 25, 2006 (“first quarter of fiscal 2007”); and the cash flows for the first quarter of fiscal 2008 and first quarter of fiscal 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2007 (“fiscal 2007”).

The results of operations for the first quarter of fiscal 2008 are not necessarily indicative of the results to be expected for the full year.

2.	The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money-market funds and other overnight investments. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s investments are currently classified as available-for-sale due to the fact that the Company does not intend to hold the securities to maturity and does not purchase the securities for the purpose of selling them in the short-term to make a profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of shareholders’ equity. As a result of the resetting variable rates, the carrying value of the Company’s available-for-sale securities approximates fair market value due to their short maturities, and the Company has no cumulative gross unrealized or realized gains or losses from these investments. All income generated from these investments is recorded as interest income.

The Company’s $130.2 million investment securities balance as of December 1, 2007, includes a $5.0 million (par value) investment in an auction rate security that has been subject to failed auctions. As a result of the failed auctions, the interest rate on the investment has reset to the maximum rate per the investment terms. The Company has determined that any unrealized losses are temporary and are not material, and this investment was recorded at par value on the Consolidated Condensed Balance Sheet as of December 1, 2007.

3.	The preparation of the Company’s Consolidated Condensed Financial Statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

4.	The Company maintains an unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $350 million. The credit facility expires on August 24, 2011. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. During the first quarter of fiscal 2008, the credit facility accrued interest at an average rate of 5.39%. Outstanding standby letters of credit ($170.6 million as of December 1, 2007) reduce the borrowing capacity of the credit facility. As of December 1, 2007, the Company had $53.5 million in borrowings under the credit facility, which were subsequently repaid. The credit facility contains certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of December 1, 2007, the Company was in compliance with all such covenants.

5.	During the first quarter of fiscal 2008, the Company purchased in the open market 2.9 million shares of its common stock at a cost of $80.7 million. The shares were repurchased pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company did not purchase any shares of its common stock during the first quarter of fiscal 2007.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On June 19, 2007, the Company announced that the Board of Directors authorized the purchase of up to 5.0 million shares of its outstanding common stock from time to time as market conditions warrant. This authorization was fully utilized during the first quarter of fiscal 2008. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $150 million of the Company’s common stock from time to time as market conditions warrant. As of December 1, 2007, no shares had been purchased under this authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

On November 2, 2007, the Company retired 35.8 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, treasury stock decreased approximately $758.7 million. In accordance with Accounting Principles Board (APB) Opinion 6, “Status of Accounting Research Bulletins,” the Company reduced common stock, capital in excess of par, and retained earnings by approximately $3.6 million, $37.4 million, and $717.7 million, respectively.

6.	Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. The exercise prices for certain of the outstanding stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive (options for 3.9 million shares for the quarter ended December 1, 2007, and options for 2.3 million shares for the quarter ended November 25, 2006) and were not included in the computation of diluted net income per common share. In the calculation of diluted net income per common share, the weighted average shares – diluted includes the number of additional common shares that would have been outstanding if the Company’s outstanding stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended
(in thousands, except per share amounts)	December 1, 2007	November 25, 2006
Basic Net Income Per Share:
Net income	$51,946	$54,124

Weighted average number of shares outstanding	140,936	150,461

Net income per common share — basic	$0.37	$0.36

Diluted Net Income Per Share:
Net income	$51,946	$54,124

Weighted average number of shares outstanding	140,936	150,461
Effect of dilutive securities — stock options	95	282
Effect of dilutive securities — performance share rights	293	218

Weighted average shares — diluted	141,324	150,961

Net income per common share — diluted	$0.37	$0.36

7.	On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. Thereafter, pursuant to the Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 then current employees. After rulings by the Court on motions to dismiss certain plaintiffs filed by the Company and motions to reconsider filed by plaintiffs, 1,424 plaintiffs remained in the case at the commencement of trial.

The case has proceeded as a collective action under the Fair Labor Standards Act (“FLSA”). The Complaint alleged that the Company violated the FLSA by classifying the named plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation.

A jury trial in this case was held in June 2005, in Tuscaloosa, Alabama, and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter. The case was subsequently retried to a jury in Tuscaloosa, Alabama, which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay, rather than as salaried exempt managers, and awarded damages. Subsequently, the Court ruled the Company did not act in good faith in classifying the plaintiffs as exempt, and after making adjustments to the damages award based upon the filing of personal bankruptcy by certain plaintiffs, the Court entered a final modified judgment for approximately $35.6 million. The Company has appealed this final judgment and posted a bond to stay execution on the judgment pending such appeal. The Court ruled that it will consider the plaintiffs’ motion for an award of attorneys’ fees and expenses at the conclusion of the Company’s appeal.

The Company recognized $45.0 million as a litigation charge in the second quarter of fiscal 2006 with respect to this litigation. During the appellate process, the Company will not be required to pay the amount of the judgment. Accordingly, this charge will not have any impact on cash flow while the Company pursues its appellate rights with respect to this judgment.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated. The Company believes that it has meritorious positions on appeal but the outcome of any litigation is uncertain and therefore, the Company has recognized a charge with respect to this litigation, as discussed above. While the Company is currently unable to quantify the impact of such a determination, if the Company determines that a reclassification of some or all of its store managers as non-exempt employees is required, such action could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws, some of which are or may be pled as class or collective actions, and litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or, pursuant to SFAS No. 5, “Accounting for Contingencies,” has established reserves as set forth in the Company’s financial statements. While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

8.	The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective September 2, 2007. FIN 48 clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recorded a $1.0 million decrease to retained earnings. As of September 2, 2007, the Company had a gross unrecognized tax benefit of $44.9 million, including $12.3 million of accrued interest and penalties. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $18.8 million of the $44.9 million would benefit the effective income tax rate in a future period. Effective with the adoption of FIN 48, the Company now classifies accrued interest and penalties related to uncertain tax benefits as a component of income tax expense.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. During the first quarter of fiscal 2008, the Company recorded an additional $1.3 million of net unrecognized tax benefits.

The Company is subject to U.S. federal income taxes as well as income tax in multiple state and local jurisdictions. As of September 2, 2007, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2002. The Internal Revenue Service has performed an audit of fiscal years 2003 through 2005. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2001.

The amount of future unrecognized tax positions may be reduced because the statute of limitations has expired or the tax position is resolved with the taxing authority. During the first quarter of fiscal 2008, the Company settled claims with taxing authorities in the amount of $0.3 million. For fiscal 2008, the Company anticipates the gross reserve may be reduced by $8.2 million, of which $2.1 million will benefit the effective income tax rate.

9.	The Company manages its business on the basis of one reportable segment. All of the Company’s operations are located in the United States. The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Quarter Ended
(in thousands)	December 1, 2007	November 25, 2006
Classes of similar products:
Consumables	$1,023,275	$964,944
Home Products	248,653	242,413
Apparel and Accessories	216,468	222,901
Seasonal and Electronics	194,647	170,006

Net sales	$1,683,043	$1,600,264

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
Paper products
Candy, snacks and other food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies

Home Products	Domestics, including blankets, sheets and towels
Housewares
Giftware
Home décor

Apparel and Accessories	Men's clothing
Women's clothing
Boys' and girls' clothing
Infants' clothing
Shoes
Fashion accessories

Seasonal and Electronics	Toys
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended December 1, 2007, and November 25, 2006 (“first quarter of fiscal 2008” and “first quarter of fiscal 2007”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended September 1, 2007 (“fiscal 2007”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2007. This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2007.

Results of Operations

Fiscal 2008 is a 52-week year, compared with a 53-week year in fiscal 2007. As a result of the shift in the fiscal calendar, the first quarter of fiscal 2008 includes an additional week of holiday sales (post-Thanksgiving sales). The second quarter of fiscal 2008 will be impacted by the shift of holiday sales into the first quarter. The second quarter will also include 13 weeks compared with 14 weeks in the second quarter of fiscal 2007.

First Quarter Results and Fiscal 2008 Outlook

During the first quarter of fiscal 2008, as compared with the first quarter of fiscal 2007, our net sales increased 5.2% to $1.7 billion, our net income decreased 4.0% to $51.9 million, and our diluted net income per common share increased 2.8% to $0.37. Sales in comparable stores (stores open more than 13 months) for the first quarter of fiscal 2008, which were reported for the 13-week period ending December 1, 2007, compared with the 13-week period ending December 2, 2006, decreased 1.0%. We believe that the difficult economic environment faced by our customers, including higher energy prices and inflationary pressures, contributed to the decrease in sales in comparable stores. We were able to offset some of the impact of the negative comparable store sales growth through improvements in insurance costs. We have seen significant progress in controlling workers compensation costs and healthcare costs as we have improved work processes, inventory productivity and store manager retention. The various components affecting our results for the first quarter of fiscal 2008 are discussed in more detail below.

During the first quarter of fiscal 2008, we continued to invest in our strategic initiatives designed to increase revenues and improve financial returns, as discussed below.

•	As part of our Food Strategy, we installed refrigerated coolers in approximately 300 stores. As of December 1, 2007, approximately 5,400 stores had coolers for the sale of refrigerated food.

•	We continued to develop our global sourcing group, which is helping to strengthen the quality and value of merchandise within our Treasure Hunt Strategy.

•

As part of our Concept Renewal effort, we continued to incorporate new ideas in store layout and design into new stores, and we renovated an urban market to better understand the sustainability of improvements resulting from new layout and design elements.

•	We opened 67 stores and closed 20 stores as we continue to focus on improving new store performance.

•

As part of our Store of the Future Project, we rolled out new technology in approximately 950 stores, bringing the total number of stores with the Store of the Future platform to approximately 1,700 stores as of December 1, 2007.

•

In connection with our Project Accelerate initiative, we have begun to utilize a new merchandise financial planning tool to support key merchandising decisions and implemented new category management processes.

Based on the operating results for the first quarter of fiscal 2008, as discussed below, and our plans for the remainder of the year, we currently expect diluted net income per common share to be between $1.56 and $1.64 for fiscal 2008, compared to $1.62 in fiscal 2007. We currently expect diluted net income per common share to be between $0.40 and $0.44 for the second quarter of fiscal 2008, compared to $0.60 in the second quarter of fiscal 2007. As previously noted, the second quarter of fiscal 2008 will include 13 weeks compared to 14 weeks in the second quarter of fiscal 2007. In addition, the second quarter of fiscal 2008 will be negatively impacted by the loss of one week of holiday sales (post-Thanksgiving sales) due to a shift in the fiscal calendar.

Net Sales

Net sales in the first quarter of fiscal 2008 were $1.7 billion, an increase of 5.2% ($82.8 million), as compared with an increase of 5.9% ($88.8 million) in the first quarter of fiscal 2007. The increase was due to sales from new stores opened as part of our store growth program. Sales in comparable stores (stores open more than 13 months), which were reported for the 13-week period ending December 1, 2007, compared with the 13-week period ending December 2, 2006, decreased 1.0% due to a decline in customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction increased slightly. We believe that the difficult economic environment faced by our customers, including higher energy prices and inflationary pressures, contributed to the decline in customer traffic. Sales during the first quarter of fiscal 2008 were strongest in Consumables, driven primarily by sales of food in connection with our Food Strategy, and Seasonal and Electronics, which benefited from an additional week of holiday sales (post-Thanksgiving sales) due to a shift in the fiscal calendar. Sales in Apparel and Accessories and Home Products were weaker.

The average number of stores in operation during the first quarter of fiscal 2008 was 3.8% higher than the average number of stores in operation during the first quarter of fiscal 2007. We had 6,477 stores in operation at the end of the first quarter of fiscal 2008, compared with 6,252 stores in operation at the end of the first quarter of fiscal 2007, representing an increase of approximately 3.6%.

Cost of Sales

Cost of sales increased approximately 5.7% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.8% in the first quarter of fiscal 2008 and 65.5% in the first quarter of fiscal 2007. The increase in cost of sales, as a percentage of net sales, was due primarily to higher seasonal markdowns and higher inventory shrinkage, offset partially by an improved merchandise markup. Markdown expense increased during the quarter as we moved aggressively to manage our inventory productivity in the face of soft sales in discretionary categories, particularly apparel. While inventory shrinkage can be volatile from quarter to quarter, we continue to believe that the improvements we have made in store manager retention and inventory productivity will result in lower inventory shrinkage over time. The improved merchandise markup resulted primarily from an increase in sales of prepaid services and an additional week of holiday sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 6.3% in the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 29.2% in the first quarter of fiscal 2008 and 28.9% in the first quarter of fiscal 2007. As a result of the negative comparable store sales growth, most costs in the first quarter of fiscal 2008 were deleveraged. Increased occupancy and store related costs (approximately 0.7% of net sales) and increased advertising costs (approximately 0.3% of net sales) were partially offset by a decrease in insurance costs (approximately 0.6% of net sales) and a decrease in professional fees (approximately 0.2% of net sales). The increase in occupancy and store related costs, as a percentage of net sales, was due primarily to higher store rental expenses (primarily property tax, insurance and common area maintenance expenses) and increased store maintenance and repair expenses. The increased advertising expenses are due to an additional advertising circular during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The decrease in insurance costs, as a percentage of net sales, was due to a reduction in health care and workers compensation expenses. We believe that improvements in processes, lower inventory levels and increased store manager retention rates contributed to the reduction in workers compensation costs, and we expect this trend to continue during fiscal 2008. Costs associated with the stockholder derivative actions that were outstanding during the first quarter of fiscal 2007 were not incurred during the first quarter of fiscal 2008, resulting in a year over year decrease in professional fees.

Interest Income

Interest income increased $0.6 million in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. The increase in interest income was due to an increase in interest rates and investments.

Interest Expense

Interest expense decreased $0.9 million in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. The decrease in interest expense was due to an accounting policy change in the classification of tax related interest and penalties in connection with our adoption of FIN 48. Tax related interest and penalties were included in interest expense during the first quarter of fiscal 2007 and were included in income taxes during the first quarter of fiscal 2008. Interest expense related to borrowings under our credit facility offset some of the decrease.

Income Taxes

The effective tax rate was 37.1% for the first quarter of fiscal 2008 compared with 37.8% for the first quarter of fiscal 2007. The decrease in the effective tax rate was primarily the result of certain federal jobs tax credits that were available during the first quarter of fiscal 2008 but that were not available during the first quarter of fiscal 2007, and the effect of changes in state income taxes. The effective tax rate was negatively impacted by the change in classification of tax related interest and penalties as part of the implementation of FIN 48.

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2008, we had working capital of $395.2 million, compared with $495.2 million at the end of the first quarter of fiscal 2007. Changes in working capital during the first quarter of fiscal 2008 and fiscal 2007 were primarily the result of earnings, changes in merchandise inventories, capital expenditures, changes in income taxes payable, and, in the first quarter of fiscal 2008, repurchases of our common stock.

Our inventories at the end of the first quarter of fiscal 2008 were 2.9% higher than at the end of the first quarter of fiscal 2007. Inventory per store at the end of the first quarter of fiscal 2008 was approximately 1% lower than inventory per store at the end of the first quarter of fiscal 2007, excluding merchandise in transit to the distribution centers. The decrease in inventory per store resulted from our continued focus on inventory productivity.

Capital expenditures for the first quarter of fiscal 2008 were approximately $36.6 million, compared with $20.7 million for the first quarter of fiscal 2007. Capital expenditures for fiscal 2008 are expected to be between $165 and $180 million and relate primarily to new store openings; existing store expansions, relocations and renovations; distribution center improvements; expenditures related to store technology infrastructure; and the continued implementation of our refrigerated cooler program for perishable goods in selected stores.

In the first quarter of fiscal 2008, we opened 67 stores, closed 20 stores and expanded, relocated, or renovated 12 stores. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change.

During the first quarter of fiscal 2008, we purchased in the open market 2.9 million shares of our common stock at a cost of $80.7 million. The shares were repurchased pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. We did not purchase any shares of our common stock during the first quarter of fiscal 2007. As of December 1, 2007, we had outstanding authorizations to purchase a total of $150.0 million of our common stock.

We maintain an unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $350 million. The credit facility expires on August 24, 2011. Outstanding standby letters of credit ($170.6 million as of December 1, 2007) reduce the borrowing capacity of the credit facility. As of December 1, 2007, we had $53.5 million in borrowings under the credit facility, which were subsequently paid. Cash flow from operations and the available credit facility are expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs, scheduled interest payments, and repurchases of our common stock.

During the first quarter of fiscal 2008, we adopted FIN 48, which clarifies the accounting for income taxes recognized in an enterprise’s financial statements. In accordance with FIN 48, we have recorded $48.4 million in liabilities related to our unrecognized tax benefits as of December 1, 2007. At this time we cannot reasonably determine the timing of any payments related to these liabilities. See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information on our adoption of FIN 48.

Cash flows from operating activities

Cash provided by operating activities increased $7.2 million during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The increase was primarily a result of a decrease in the income tax refund receivable and an increase in income tax payable, offset partially by a decrease in accounts payable and accrued liabilities and an increase in deferred tax benefits, all in the ordinary course of business.

Cash flows from investing activities

During the first quarter of fiscal 2008, we sold a significant amount of investments in order to pay down our credit facility borrowings and repurchase shares of our common stock. As a result, cash provided by investing activities increased $36.1 million in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

Cash flows from financing activities

Cash used in financing activities increased $70.9 million in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The increase was primarily due to our stock repurchases and an increase in cash overdrafts as a result of the timing of payments at quarter end. The increase was partially offset by our credit facility borrowings.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements. We adopted FIN 48 during the first quarter of fiscal 2008. See Note 8 to the Consolidated Condensed Financial Statements included in this Report.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS 159 will have on our Consolidated Financial Statements.

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

There have been no changes to the Critical Accounting Policies outlined in our Annual Report on Form 10-K for fiscal 2007.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2007, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I, Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain an unsecured revolving credit facility at a variable rate of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first quarter of fiscal 2008, we incurred $1.5 million in interest expense related to the credit facility. Our long-term debt bears interest at fixed rates.

Our investment securities currently include auction rate securities and variable rate demand notes. Other than as described in Note 2 to the Consolidated Condensed Financial Statements, we do not believe that any of our auction rate securities or variable rate demand notes are currently at risk. However, volatility in the credit markets could impact the success of future auctions. If the fair value of the investments deteriorates, we may be required to adjust the carrying value of the investments.

Item 4.	Controls and Procedures

Based on an evaluation by our management (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in refinements to processes throughout our company. However, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information in Note 7 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors outlined in our Annual Report on Form 10-K for fiscal 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended December 1, 2007, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
September (9/2/07 - 10/06/07)	2,872,254	$28.10	2,872,254	—
October (10/7/07 - 11/3/07)	—	—	—	—
November (11/4/07 - 12/01/07)	—	—	—	6,369,427

Total	2,872,254	$28.10	2,872,254	6,369,427

(1)

On June 19, 2007, we announced that the Board of Directors authorized the purchase of up to 5.0 million shares of our outstanding common stock from time to time as market conditions warrant. This authorization was fully utilized during the first quarter of fiscal 2008. On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to an additional $150 million of our outstanding common stock from time to time as market conditions warrant. As of December 1, 2007, there was $150.0 million remaining under this authorization.

(2)	Includes amounts converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.	Exhibits

	(a)	Exhibits incorporated by reference:

	3.1	Bylaws, as amended on November 5, 2007 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed November 6, 2007).

*	10.1	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed November 6, 2007).

*	10.2	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2008 (filed as Exhibit 10.35 to the Company’s report on Form 10-K filed October 30, 2007).

	(b)	Exhibits filed herewith:

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit represents a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: January 9, 2008	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer

Date: January 9, 2008	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President – Finance