Form 10-Q
period 2008-03-01
FAMILY DOLLAR STORES INC
filed 2008-04-08
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2008
Common Stock, $0.10 par value	139,695,592 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	March 1, 2008	September 1, 2007
Assets
Current assets:
Cash and cash equivalents (Note 3)	$79,944	$87,176
Investment securities (Note 3)	237,025	197,495
Merchandise inventories	998,261	1,065,898
Deferred income taxes	87,859	89,612
Income tax refund receivable	2,671	44,394
Prepayments and other current assets	61,252	52,705

Total current assets	1,467,012	1,537,280

Property and equipment, net	1,045,205	1,060,678
Other assets	25,731	26,198

	$2,537,948	$2,624,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$554,905	$644,140
Accrued liabilities	483,528	486,163
Income taxes (Note 8)	1,264	—

Total current liabilities	1,039,697	1,130,303

Long-term debt	250,000	250,000
Deferred income taxes	42,972	69,212
Income taxes (Note 8)	41,208	—
Commitments and contingencies

Shareholders’ equity: (Note 5)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 144,123,371 shares at March 1, 2008, and 179,886,234 shares at September 1, 2007, and outstanding 139,695,592 shares at March 1, 2008, and 143,344,292 shares at September 1, 2007	14,412	17,989
Capital in excess of par	159,032	187,855
Retained earnings	1,085,814	1,722,859
Accumulated other comprehensive loss (Notes 3 and 9)	(2,398)	—

	1,256,860	1,928,703
Less: common stock held in treasury, at cost (4,427,779 shares at March 1, 2008, and 36,541,942 shares at September 1, 2007)	92,789	754,062

Total shareholders’ equity	1,164,071	1,174,641

	$2,537,948	$2,624,156

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	March 1, 2008	March 3, 2007
Net sales	$1,832,611	$1,947,380
Cost and expenses:
Cost of sales	1,233,528	1,294,870
Selling, general and administrative	502,620	509,204

Cost of sales and operating expenses	1,736,148	1,804,074

Operating profit	96,463	143,306
Interest income	3,344	3,508
Interest expense	3,355	4,667

Income before income taxes	96,452	142,147
Income taxes (Note 8)	33,149	51,604

Net income	$63,303	$90,543

Net income per common share — basic (Note 6)	$0.45	$0.60

Weighted average shares — basic (Note 6)	140,439	150,656

Net income per common share — diluted (Note 6)	$0.45	$0.60

Weighted average shares — diluted (Note 6)	140,617	150,925

Dividends declared per common share	$0.125	$0.115

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	First Half Ended
(in thousands, except per share amounts)	March 1, 2008	March 3, 2007
Net sales	$3,515,654	$3,547,644
Cost and expenses:
Cost of sales	2,340,546	2,342,252
Selling, general and administrative	993,505	970,959

Cost of sales and operating expenses	3,334,051	3,313,211

Operating profit	181,603	234,433
Interest income	5,429	4,955
Interest expense	7,966	10,173

Income before income taxes	179,066	229,215
Income taxes (Note 8)	63,817	84,548

Net income	$115,249	$144,667

Net income per common share — basic (Note 6)	$0.82	$0.96

Weighted average shares — basic (Note 6)	140,688	150,562

Net income per common share — diluted (Note 6)	$0.82	$0.96

Weighted average shares — diluted (Note 6)	140,970	151,185

Dividends declared per common share	$0.240	$0.220

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended
(in thousands)	March 1, 2008	March 3, 2007
Cash flows from operating activities:
Net income	$115,249	$144,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,789	71,299
Deferred income taxes	(23,010)	(16,436)
Stock-based compensation	4,880	4,832
Loss on disposition of property and equipment	2,753	1,736
Changes in operating assets and liabilities:
Merchandise inventories	67,637	36,486
Income tax refund receivable	41,723	2,397
Prepayments and other current assets	(8,547)	(26,841)
Other assets	771	1,788
Accounts payable and accrued liabilities	(48,996)	4,754
Income taxes payable	45,429	36,268

	274,678	260,950

Cash flows from investing activities:
Purchases of investment securities	(1,071,270)	(709,727)
Sales of investment securities	1,027,865	514,379
Capital expenditures	(64,414)	(50,942)
Proceeds from dispositions of property and equipment	345	198

	(107,474)	(246,092)

Cash flows from financing activities:
Revolving credit facility borrowings	557,300	—
Repayment of revolving credit facility borrowings	(557,300)	—
Payment of debt issuance costs	(304)	—
Repurchases of common stock	(97,674)	—
Changes in cash overdrafts	(44,002)	5,478
Proceeds from employee stock options	81	14,597
Excess tax benefits from stock-based compensation	(55)	649
Payment of dividends	(32,482)	(31,594)

	(174,436)	(10,870)

Net change in cash and cash equivalents	(7,232)	3,988
Cash and cash equivalents at beginning of period	87,176	79,727

Cash and cash equivalents at end of period	$79,944	$83,715

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 1, 2008; the results of operations for the second quarter and first half ended March 1, 2008 (“second quarter and first half of fiscal 2008”), and March 3, 2007 (“second quarter and first half of fiscal 2007”); and the cash flows for the first half of fiscal 2008 and first half of fiscal 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2007 (“fiscal 2007”).

The results of operations for the second quarter and first half of fiscal 2008 are not necessarily indicative of the results to be expected for the full year.

2.	The preparation of the Company’s Consolidated Condensed Financial Statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.	The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money-market funds and other overnight investments. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

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

The Company’s investment securities currently consist of auction rate securities. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to the availability of buyers.

During the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to a large portion of the Company’s auction rate securities. As of March 1, 2008, 70% of the Company’s $240.9 million par value investments were subject to failed auctions and as of March 11, 2008, 100% were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. The Company believes that it will be able to liquidate the investments at par within a reasonable time period and that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate. The investments were classified as current assets on the Consolidated Condensed Balance Sheet as of March 1, 2008 based on the Company’s current expectations regarding liquidity. However, the investments may need to be reclassified as long-term assets in the future if the liquidity of the investments does not improve. Based on the Company’s current 12-month cash forecast, the Company believes operating cash flows and existing credit facilities will provide sufficient liquidity for the Company’s ongoing operations and growth initiatives.

The Company’s auction rate securities portfolio has a very high credit quality. Substantially all of these securities are tax-exempt AAA rated bonds, which are collateralized by federally guaranteed student loans. Most of the securities in the portfolio are subject to an auction every 35 days. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting variable rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments. However, due to the liquidity issues noted above, the Company performed a discounted cash flow analysis to determine the estimated fair value of the investments and recorded a temporary gross unrealized loss of $3.9 million ($2.4 million, net of taxes) as of March 1, 2008. The discounted cash flow analysis assumed a tax-exempt discount rate of 7.0% and a term of 12 months. The discount rate was determined using a proxy based on the current market rates for successful auctions within the AAA rated tax-exempt auction rate securities market. The term was based on management’s estimate of future liquidity. The Company’s valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. If the Company had used a term of 12 months and a tax-exempt discount rate of

6% or 8%, the gross unrealized loss would have been $1.7 million or $6.0 million, respectively. If the Company had used a tax-exempt discount rate of 7% and a term of 6 months or 18 months, the gross unrealized loss would have been $2.0 million or $5.8 million, respectively.

4.	On January 31, 2008, the Company entered into an additional unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility has an initial term of 364 days and includes two one-year extensions that require lender consent. The credit facility also includes a one year term-out option that does not require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates.

The new credit facility noted above is in addition to the Company’s $350 million unsecured revolving credit facility expiring on August 24, 2011. Outstanding standby letters of credit ($178.3 million as of March 1, 2008) reduce the borrowing capacity of the $350 million facility. During the first half of fiscal 2008, the credit facilities accrued interest at an average rate of 5.2%. As of March 1, 2008, the Company had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of March 1, 2008, the Company was in compliance with all such covenants.

5.	During the first half of fiscal 2008, the Company purchased in the open market 3.7 million shares of its common stock at a cost of $97.7 million. The Company did not purchase any shares of its common stock during the first half of fiscal 2007. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On June 19, 2007, the Company announced that the Board of Directors authorized the purchase of up to 5.0 million shares of its outstanding common stock from time to time as market conditions warrant. This authorization was fully utilized during the first quarter of fiscal 2008. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $150 million of the Company’s common stock from time to time as market conditions warrant. As of March 1, 2008, the Company had $133.0 million remaining under this authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

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

6.	Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		First Half Ended
(in thousands, except per share amounts)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Basic Net Income Per Share:
Net income	$63,303	$90,543	$115,249	$144,667

Weighted average number of shares outstanding	140,439	150,656	140,688	150,562

Net income per common share — basic	$0.45	$0.60	$0.82	$0.96

Diluted Net Income Per Share:
Net income	$63,303	$90,543	$115,249	$144,667

Weighted average number of shares outstanding	140,439	150,656	140,688	150,562
Effect of dilutive securities — stock options	—	—	47	382
Effect of dilutive securities — performance share rights	178	269	235	241

Weighted average shares — diluted	140,617	150,925	140,970	151,185

Net income per common share — diluted	$0.45	$0.60	$0.82	$0.96

7.	On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. Thereafter, pursuant to the Court’s ruling, notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 then current employees. After rulings by the Court on motions to dismiss certain plaintiffs filed by the Company and motions to reconsider filed by plaintiffs, 1,424 plaintiffs remained in the case at the commencement of trial.

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

As of March 1, 2008, the Company had accrued liabilities of $50.0 million with respect to this litigation, including $45.0 million recognized as a litigation charge in the second quarter of fiscal 2006 and $5.0 million related to previous charges. During the appellate process, the Company will not be required to pay the amount of the judgment. Accordingly, this judgment will not have any impact on cash flow while the Company pursues its appellate rights with respect to this judgment.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated. The Company believes that it has meritorious positions on appeal but the outcome of any litigation is uncertain and therefore, the Company has accrued liabilities with respect to this litigation, as discussed above. While the Company is currently unable to quantify the impact of such a determination, if the Company determines that a reclassification of some or all of its store managers as non-exempt employees is required, such action could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

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

As a result of the implementation of FIN 48, the Company recorded a $1.0 million decrease to retained earnings. As of September 2, 2007, the Company had a FIN 48 liability of $44.9 million and a gross unrecognized tax benefit of $38.4 million. As of September 2, 2007, the Company had accrued gross interest and penalties of $12.3 million. Effective with the adoption of FIN 48, the Company now classifies accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $18.8 million of the gross unrecognized tax benefits, including penalties and tax effected interest, would benefit the effective income tax rate in a future period.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income taxes as well as income tax in multiple state and local jurisdictions. As of March 1, 2008, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2005. The Internal Revenue Service has performed an audit of fiscal years 2003 through 2005. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2003.

The amount of future unrecognized tax positions may be reduced because the statute of limitations has expired or the tax position is resolved with the taxing authority. The Company settled uncertain tax positions with taxing authorities during the first half of fiscal 2008. The settlements created a benefit to the effective rate in the amount of $0.7 million, including tax, interest and penalties. In addition, the statute of limitations expired with respect to uncertain tax positions resulting in a benefit to the effective rate of $0.9 million, including tax, interest and penalties. The gross unrecognized tax benefit decreased by $4.7 million related to these issues. It is reasonably possible that during the next 12 months the unrecognized tax benefit may be reduced by $3.0 million.

9.	As of March 1, 2008, the Company recorded unrealized losses related to its auction rate securities, as discussed in Note 3. The unrealized losses are shown net of tax in the comprehensive income table below.

	Quarter Ended		First Half Ended
(in thousands)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Net income	$63,303	$90,543	$115,249	$144,667
Other comprehensive income (loss):
Unrealized loss on investment securities	(2,398)	—	(2,398)	—

Comprehensive income	$60,905	$90,543	$112,851	$144,667

10.    The Company manages its business on the basis of one reportable segment. All of the Company’s operations are located in the United States. The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Quarter Ended		First Half Ended
(in thousands)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007
Classes of similar products:
Consumables	$1,049,620	$1,083,049	$2,072,895	$2,047,993
Home Products	296,337	326,088	544,990	568,501
Apparel and Accessories	239,089	259,455	455,557	482,357
Seasonal and Electronics	247,565	278,788	442,212	448,793

Net sales	$1,832,611	$1,947,380	$3,515,654	$3,547,644

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week period ended March 1, 2008, and the fourteen-week period ended March 3, 2007 (“second quarter of fiscal 2008” and “second quarter of fiscal 2007”, respectively) and the twenty-six-week period ended March 1, 2008, and the twenty-seven-week period ended March 3, 2007 (“first half of fiscal 2008” and “first half of fiscal 2007”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended September 1, 2007 (“fiscal 2007”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2007. This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2007 and Part II, Item 1A of this Report.

Results of Operations

Fiscal 2008 is a 52-week year, compared with a 53-week year in fiscal 2007. The second quarter of fiscal 2008 included 13 weeks compared with 14 weeks in the second quarter of fiscal 2007. As a result of the shift in the fiscal calendar, the second quarter also included one less week of holiday sales (post-Thanksgiving sales, which shifted into the first quarter). The first half of fiscal 2008 included 26 weeks compared to 27 weeks in the first half of fiscal 2007.

2008 Year-to-date Results and Fiscal 2008 Outlook

During the first half of fiscal 2008, as compared with the first half of fiscal 2007, our net sales decreased 0.9% to $3.5 billion, our net income decreased 20.3% to $115.2 million, and our diluted net income per common share decreased 14.6% to $0.82. The results for the first half of fiscal 2008 as compared with the first half of fiscal 2007, were negatively impacted by the loss of one week, as discussed above. Sales in comparable stores (stores open more than 13 months) for the first half of fiscal 2008, which were reported for the 26-week period ending March 1, 2008, compared with the 26-week period ending March 3, 2007, decreased 0.5%. We believe that the difficult economic environment faced by our customers, including higher energy prices and inflationary pressures, contributed to the decrease in sales in comparable stores. We were able to offset some of the impact to operations of the decrease in comparable store sales through improvements in insurance costs. The various components affecting our results for the first half of fiscal 2008 are discussed in more detail below.

During the first half of fiscal 2008, we continued to invest in our strategic initiatives designed to increase revenues and improve financial returns as discussed below.

•

As part of our Food Strategy, we installed refrigerated coolers in approximately 400 stores. As of March 1, 2008, approximately 5,500 stores had coolers for the sale of refrigerated food. In addition, we have expanded the selling space for food in an additional 2,700 stores, and approximately 1,500 stores now accept food stamps.

•	We continued to develop our global sourcing group, which is helping to strengthen the quality and value of merchandise within our Treasure Hunt Strategy.

•

As part of our Concept Renewal effort, we continued to incorporate improvements in store layout and design into new stores, and we renovated an urban market to better understand the sustainability of performance improvements resulting from new layout and design elements.

•	We opened 123 stores and closed 44 stores as we continue to focus on improving new store performance.

•

As part of our Store of the Future Project, we rolled out new technology in approximately 1,065 stores, bringing the total number of stores with the Store of the Future platform to approximately 1,815 stores as of March 1, 2008.

•

In connection with our Project Accelerate initiative, we have begun to utilize a new merchandise financial planning tool to support key merchandising decisions and implemented new category management processes. In addition, we have created a structured framework for pricing decisions that enables us to better balance the need for profitability with the customer’s perception of value.

Based on the operating results for the first half of fiscal 2008, as discussed below, and our plans for the remainder of the year, we currently expect diluted net income per common share to be between $1.50 and $1.60 for fiscal 2008, compared to $1.62 in fiscal 2007. We currently expect diluted net income per common share to be between $0.39 and $0.44 for the third quarter of fiscal 2008 and between $0.29 and $0.34 for the fourth quarter of fiscal 2008, compared to $0.40 in the third quarter of fiscal 2007 and $0.26 in the fourth quarter of fiscal 2007. We expect to open approximately 200 stores and close approximately 75 stores in fiscal 2008.

Second Quarter Results

Net Sales

Net sales in the second quarter of fiscal 2008 were $1.8 billion, a decrease of 5.9% ($114.8 million), as compared with an increase of 12.2% ($211.7 million) in the second quarter of fiscal 2007. The decrease was due primarily to the additional week of sales in the second quarter of fiscal 2007 as compared with the second quarter of fiscal 2008 and the shift of one week of holiday sales (post-Thanksgiving sales) into the first quarter of fiscal 2008. Comparing results for the same 13-week period year over year, net sales increased 3.2%. Sales in comparable stores (stores open more than 13 months), which were reported for the 13-week period ending March 1, 2008, compared with the 13-week period ending March 3, 2007, were flat. An increase in the dollar value of the average customer transaction offset lower customer traffic, as measured by the number of register transactions in comparable stores. We believe that the difficult economic environment faced by our customers, including higher energy prices and inflationary pressures, contributed to the decline in customer traffic. Sales during the second quarter of fiscal 2008 (on a comparable 13-week basis) were strongest in Consumables, driven primarily by sales of food in connection with our Food Strategy, and Seasonal and Electronics. Sales in Apparel and Accessories and Home Products were weaker.

The average number of stores in operation during the second quarter of fiscal 2008 was 3.3% higher than the average number of stores in operation during the second quarter of fiscal 2007.

Cost of Sales

Cost of sales decreased 4.7% in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. The decrease was due to the additional week of sales in the second quarter of fiscal 2007 as compared with the second quarter of fiscal 2008. Cost of sales, as a percentage of net sales, was 67.3% in the second quarter of fiscal 2008 and 66.5% in the second quarter of fiscal 2007. The increase in cost of sales, as a percentage of net sales, was due primarily to higher seasonal markdowns. Markdown expense increased as we moved aggressively to manage our inventory productivity in the face of soft sales in discretionary categories, particularly apparel. Lower net sales during the quarter also resulted in the de-leverage of many costs, including freight expense and inventory shrinkage. We continue to believe that the improvements we have made in store manager retention and inventory productivity will result in lower inventory shrinkage over the long term.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 1.3% in the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007. The decrease was due primarily to lower professional fees and insurance costs as well as lower payroll expenses resulting from one less payroll week in the second quarter of fiscal 2008, as compared with the second quarter of fiscal 2007. These decreases more than offset the additional costs arising from the continued growth in the number of stores in operation and increased occupancy costs. Costs associated with the stockholder derivative actions that were outstanding during the second quarter of fiscal 2007 were not incurred during the second quarter of fiscal 2008, resulting in a year over year decrease in professional fees. Insurance costs decreased as a result of changes in our actuarily determined workers compensation liabilities. As we have worked to improve processes, inventory productivity, and store manager retention, we have experienced favorable trends in workers compensation claims, resulting in a decrease in our workers compensation liabilities. In connection with the implementation of our new lease administration system and the increased visibility to the underlying lease information, we continue to refine our accrual estimates related to store rental expenses (primarily property tax, insurance and common area maintenance expenses). Changes in our accrual estimates for store rental expenses led to an increase in occupancy costs during the second quarter of fiscal 2008.

SG&A expenses, as a percentage of net sales, were 27.4% in the second quarter of fiscal 2008 and 26.1% in the second quarter of fiscal 2007. As a result of lower net sales and flat comparable store sales growth, most costs in the second quarter of fiscal 2008 were de-leveraged. Increased occupancy costs (approximately 1.8% of net sales) were partially offset by a decrease in professional fees (approximately 0.7% of net sales) and a decrease in insurance costs (approximately 0.5% of net sales), as discussed above.

Interest Income

Interest income decreased $0.2 million in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007.

Interest Expense

Interest expense decreased $1.3 million in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. The decrease in interest expense was due primarily to an accounting policy change in the classification of tax related interest and penalties in connection with our adoption of FIN 48. Tax related interest and penalties were included in interest expense during the second quarter of fiscal 2007 and were included in income taxes during the second quarter of fiscal 2008.

Income Taxes

The effective tax rate was 34.4% for the second quarter of fiscal 2008 compared with 36.3% for the second quarter of fiscal 2007. The decrease in the effective tax rate was due primarily to a decrease in our FIN 48 liabilities resulting from the expiration of the statute of limitations with respect to uncertain tax positions and settlements with taxing authorities, and the effect of changes in state income taxes.

Year-to-date Results

Net Sales

Net sales in the first half of fiscal 2008 were $3.5 billion, a decrease of 0.9% ($32.0 million), as compared with an increase of 9.3% ($300.5 million) in the first half of fiscal 2007. The decrease was due primarily to the additional week of sales in the first half of fiscal 2007 as compared with the first half of fiscal 2008. Sales in comparable stores (stores open more than 13 months), which were reported for the 26-week period ending March 1, 2008, compared with the 26-week period ending March 3, 2007, decreased 0.5% due to lower customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction increased slightly. We believe that the difficult economic environment faced by our customers, including higher energy prices and inflationary pressures, contributed to the decline in customer traffic. Sales during the first half of fiscal 2008 (on a comparable 26-week basis) were strongest in Consumables, driven primarily by sales of food in connection with our Food Strategy, and Seasonal and Electronics. Sales in Apparel and Accessories and Home Products were weaker.

The average number of stores in operation during the first half of fiscal 2008 was 3.5% higher than the average number of stores in operation during the first half of fiscal 2007. We had 6,509 stores in operation at the end of the first half of fiscal 2008, compared with 6,319 stores in operation at the end of the first half of fiscal 2007, representing an increase of 3.0%.

Cost of Sales

Cost of sales decreased 0.1% in the first half of fiscal 2008 compared with the first half of fiscal 2007. The decrease was due to the additional week of sales in the first half of fiscal 2007 as compared with the first half of fiscal 2008. Cost of sales, as a percentage of net sales, was 66.6% in the first half of fiscal 2008 and 66.0% in the first half of fiscal 2007. The increase in cost of sales, as a percentage of net sales, was due primarily to higher seasonal markdowns. Markdown expense increased as we moved aggressively to manage our inventory productivity in the face of soft sales in discretionary categories, particularly apparel. Inventory shrinkage, as a percentage of net sales, also increased, due in part to the decrease in net sales. We continue to believe that the improvements we have made in store manager retention and inventory productivity will result in lower inventory shrinkage over the long term.

Selling, General and Administrative Expenses

SG&A expenses increased 2.3% in the first half of fiscal 2008, compared with the first half of fiscal 2007. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation and an increase in occupancy costs. These increases more than offset a decrease in insurance costs and a decrease in professional fees. In connection with the implementation of our new lease administration system and the increased visibility to the underlying lease information, we continue to refine our accrual estimates related to store rental expenses (primarily property tax, insurance and common area maintenance expenses). Changes in our accrual estimates for store rental expenses led to an increase in occupancy costs during the first half of fiscal 2008. Insurance costs decreased as a result of changes in our actuarily determined workers compensation liabilities. As we have worked to improve processes, inventory productivity, and store manager retention, we have experienced favorable trends in workers compensation claims, resulting in a decrease in our workers compensation liabilities. Costs associated with the stockholder derivative actions that were outstanding during the second quarter of fiscal 2007 were not incurred during the second quarter of fiscal 2008, resulting in a year over year decrease in professional fees.

SG&A expenses, as a percentage of net sales, were 28.3% in the first half of fiscal 2008 and 27.4% in the first half of fiscal 2007. As a result of lower net sales and a decrease in comparable store sales, most costs in the first half of fiscal 2008 were de-leveraged. Increased occupancy costs (approximately 1.2% of net sales) were partially offset by a decrease in insurance costs (approximately 0.6% of net sales) and a decrease in professional fees (approximately 0.4% of net sales), as discussed above.

Interest Income

Interest income increased $0.5 million in the first half of fiscal 2008 compared with the first half of fiscal 2007. The increase in interest income was due to an increase in interest rates.

Interest Expense

Interest expense decreased $2.2 million in the first half of fiscal 2008 compared with the first half of fiscal 2007. The decrease in interest expense was due to an accounting policy change in the classification of tax related interest and penalties in connection with our adoption of FIN 48. Tax related interest and penalties were included in interest expense during the first half of fiscal 2007 and were included in income taxes during the first half of fiscal 2008. Interest expense related to borrowings under our credit facility offset some of the decrease.

Income Taxes

The effective tax rate was 35.6% for the first half of fiscal 2008 compared with 36.9% for the first half of fiscal 2007. The decrease in the effective tax rate was primarily the result of the effect of changes in state income taxes and certain federal jobs tax credits that were available during the first half of fiscal 2008 but that were not available during the first half of fiscal 2007.

Liquidity and Capital Resources

At the end of the first half of fiscal 2008, we had working capital of $427.3 million, compared with $583.9 million at the end of the first half of fiscal 2007. Changes in working capital during the first half of fiscal 2008 and fiscal 2007 were primarily the result of earnings, changes in merchandise inventories, capital expenditures, changes in income taxes, and, in the first half of fiscal 2008, repurchases of our common stock.

Our inventories at the end of the first half of fiscal 2008 were 0.3% lower than at the end of the first half of fiscal 2007. Inventory per store at the end of the first half of fiscal 2008 was approximately 1% lower than inventory per store at the end of the first half of fiscal 2007, excluding merchandise in transit to the distribution centers. The decrease in inventory per store resulted from our continued focus on inventory productivity.

Capital expenditures for the first half of fiscal 2008 were $64.4 million, compared with $50.9 million for the first half of fiscal 2007. Capital expenditures for fiscal 2008 are expected to be between $140 and $150 million and relate primarily to new store openings; existing store expansions, relocations and renovations; distribution center improvements; and expenditures related to store technology infrastructure.

In the first half of fiscal 2008, we opened 123 stores, closed 44 stores and expanded, relocated, or renovated 24 stores. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change.

During the first half of fiscal 2008, we purchased in the open market 3.7 million shares of our common stock at a cost of $97.7 million. We did not purchase any shares of our common stock during the first half of fiscal 2007. As of March 1, 2008, we had outstanding authorizations to purchase a total of $133.0 million of our common stock.

On January 31, 2008, we entered into an additional unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility has an initial term of 364 days and includes two one-year extensions that require lender consent. The credit facility also includes a one year term-out option that does not require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates.

The new credit facility noted above is in addition to our $350 million unsecured revolving credit facility expiring on August 24, 2011. Outstanding standby letters of credit ($178.3 million as of March 1, 2008) reduce the borrowing capacity of the $350 million facility. During the first half of fiscal 2008, the credit facilities accrued interest at an average rate of 5.2%. As of March 1, 2008, we had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of March 1, 2008, we were in compliance with all such covenants.

Our investment securities currently consist of auction rate securities. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). We have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. During the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to a large portion of our auction rate securities. As a result of the failed auctions, the interest rates on the investments reset to the maximum rate per the applicable investment offering statements. We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. We believe that we will be able to liquidate the investments at par within a reasonable time period and that the issuers of the securities are currently able and will continue to make interest payments at the maximum rate. Based on our current 12-month cash forecast, we believe our operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives. See Note 3 to the Consolidated Condensed Financial Statements included in this Report and the “Risk Factors” set forth in Part II, Item 1A of this Report for more information.

During the first quarter of fiscal 2008, we adopted FIN 48, which clarifies the accounting for income taxes recognized in an enterprise’s financial statements. In accordance with FIN 48, we have recorded $42.5 million in liabilities related to our unrecognized tax benefits as of March 1, 2008. At this time we cannot reasonably determine the timing of any payments related to these liabilities, except for $1.3 million which were classified as current liabilities and may become payable within the next 12 months. See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information on our adoption of FIN 48.

Cash flows from operating activities

Cash provided by operating activities increased $13.7 million during the first half of fiscal 2008 as compared to the first half of fiscal 2007. The increase was primarily a result of a decrease in the income tax refund receivable and a decrease in merchandise inventories, offset partially by a decrease in accounts payable and accrued liabilities in the ordinary course of business.

Cash flows from investing activities

During the first half of fiscal 2008, we sold a significant amount of investments to pay down our credit facility borrowings and repurchase shares of our common stock. As a result, cash used for investing activities decreased $138.6 million in the first half of fiscal 2008 as compared to the first half of fiscal 2007.

Cash flows from financing activities

Cash used for financing activities increased $163.6 million in the first half of fiscal 2008 as compared to the first half of fiscal 2007. The increase was primarily due to our stock repurchases and an increase in cash overdrafts as a result of the timing of payments at quarter end.

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

There have been no changes to the Critical Accounting Policies outlined in the Company’s Annual Report on Form 10-K for fiscal 2007.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2007 and Part II, Item 1A of this Report, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I, Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at a variable rate of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first half of fiscal 2008, we incurred $1.6 million in interest expense related to our credit facilities. Our long-term debt bears interest at fixed rates.

Our investment securities currently include auction rate securities. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). We have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. During the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to a large portion of our auction rate securities. As a result, we recorded a $3.9 million unrealized loss ($2.4 million net of taxes) related to these investments. We believe that we will be able to liquidate the investments at par within a reasonable time period. However, volatility in the credit markets could continue to negatively impact the liquidity of the investments and lead to additional adjustments to their carrying value. See Note 3 to the Consolidated Condensed Financial Statements included in this Report and the “Risk Factors” set forth in Part II, Item 1A of this Report for more information.

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

The information in Note 7 to the Consolidated Condensed Financial Statements contained in Part I, Item 1, of this Form 10-Q is incorporated herein by this reference.

Item 1A.	Risk Factors

You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2007. Except as set forth below, there have been no material changes during the quarter ended March 1, 2008, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2007.

Funds associated with auction rate securities that we have traditionally held as short-term investments may not be liquid or readily available.

As discussed in Note 3 to the Consolidated Condensed Financial Statements included in this Report, the Company’s investment securities currently consist of auction rate securities which are not currently liquid or readily available to convert to cash. The Company does not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities and/or reclassify them as long-term assets. If we determine that the decline in the fair value of our auction rate securities is other than temporary, it would result in an impairment charge being recognized on our statement of income which could be material and which could adversely affect our financial results. In addition, the lack of liquidity associated with these investments may require the Company to access its available lines of credit more frequently than otherwise until some or all of the Company’s auction rate securities are liquidated.

General economic conditions could adversely impact consumer spending which would affect our results of operations.

A further slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, interest rates, and tax rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. Current economic conditions have prompted Congress to adopt an economic stimulus package which will be implemented beginning in May 2008. The Company’s inability to capture certain anticipated benefits of the stimulus package could adversely impact the Company’s projected net sales and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 1, 2008, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
December (12/2/07 - 1/5/08)	—	$—	—	8,823,529
January (1/6/08 - 2/2/08)	—	—	—	6,928,406
February (2/3/08 - 3/1/08)	846,800	20.04	846,800	6,946,963

Total	846,800	$20.04	846,800	6,946,963

(1)

On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to $150 million of our outstanding common stock from time to time as market conditions warrant. As of March 1, 2008, there was $133.0 million remaining under this authorization.

(2)	Includes amounts converted to shares using the closing stock price as of the end of the fiscal month.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held January 17, 2008, stockholders voted to:

(a)	Elect to our Board of Directors the nine nominees named in the Proxy Statement for the Annual Meeting as follows:

Nominee	Shares Voting For	Shares Withholding Vote
Mark R. Bernstein	126,885,359	2,824,642
Sharon Allred Decker	126,156,961	3,553,041
Edward C. Dolby	126,571,221	3,138,780
Glenn A. Eisenberg	127,309,304	2,400,697
Howard R. Levine	126,679,713	3,030,289
George R. Mahoney, Jr.	127,036,543	2,673,459
James G. Martin	126,178,171	3,531,830
Harvey Morgan	127,303,156	2,406,846
Dale C. Pond	126,571,627	3,138,375

There were no abstentions or broker non-votes with respect to the election to the Board of Directors.

(b)	Amend the Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”) to increase the maximum aggregate dollar value of any performance-based cash award or other cash-based award that may be paid to any participant in the 2006 Plan during any one calendar year from $1,000,000 to $3,000,000, with 110,298,996 shares voted for, 9,375,845 shares voted against, and 1,132,823 shares abstaining. There were 8,902,338 broker non-votes with respect to the amendment of the 2006 Plan.

(c)	Ratify the action of our Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent registered public accountants of the Company and its subsidiaries for fiscal 2008, with 127,462,635 shares voted for, 1,106,141 shares voted against, and 1,141,225 shares abstaining. There were no broker non-votes with respect to the appointment of PricewaterhouseCoopers LLP.

Item 6.	Exhibits

	(a)	Exhibits incorporated by reference:

	10.1	$250 million 364-Day Credit Agreement between the Company and FDI, as Borrowers, and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender, and various other lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed February 4, 2008)

*	10.2	Family Dollar Stores, Inc. 2006 Incentive Plan (filed as Exhibit 10 to the Company’s Report on Form 8-K filed January 22, 2008)

	(b)	Exhibits filed herewith:

*	10.3	Family Dollar Compensation Deferral Plan (as amended)

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit represents a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC. (Registrant)

Date: April 8, 2008	/s/ Kenneth T. Smith
Kenneth T. Smith Senior Vice President – Chief Financial Officer

Date: April 8, 2008	/s/ C. Martin Sowers
C. Martin Sowers Senior Vice President – Finance