Form 10-Q
period 2008-05-31
FAMILY DOLLAR STORES INC
filed 2008-07-08
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 27, 2008
Common Stock, $0.10 par value	139,697,192 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	May 31, 2008	September 1, 2007
Assets
Current assets:
Cash and cash equivalents (Note 3)	$84,428	$87,176
Investment securities (Note 3)	—	197,495
Merchandise inventories	1,004,973	1,065,898
Deferred income taxes	87,015	89,612
Income tax refund receivable	—	44,394
Prepayments and other current assets	59,356	52,705

Total current assets	1,235,772	1,537,280

Property and equipment, net	1,049,670	1,060,678
Investment securities (Note 3)	233,899	—
Other assets	26,091	26,198

	$2,545,432	$2,624,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$520,620	$644,140
Accrued liabilities	473,292	486,163
Income taxes (Note 8)	3,885	—

Total current liabilities	997,797	1,130,303

Long-term debt	250,000	250,000
Deferred income taxes	38,926	69,212
Income taxes (Note 8)	42,587	—
Commitments and contingencies

Shareholders’ equity: (Note 5)
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 144,124,171 shares at May 31, 2008, and 179,886,234 shares at September 1, 2007, and outstanding 139,696,392 shares at May 31, 2008, and 143,344,292 shares at September 1, 2007	14,412	17,989
Capital in excess of par	163,309	187,855
Retained earnings	1,134,966	1,722,859
Accumulated other comprehensive loss (Notes 3 and 9)	(3,776)	—

	1,308,911	1,928,703
Less: common stock held in treasury, at cost (4,427,779 shares at May 31, 2008, and 36,541,942 shares at September 1, 2007)	92,789	754,062

Total shareholders’ equity	1,216,122	1,174,641

	$2,545,432	$2,624,156

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	May 31, 2008	June 2, 2007
Net sales	$1,702,197	$1,654,776
Cost and expenses:
Cost of sales	1,112,755	1,077,765
Selling, general and administrative	487,835	484,137

Cost of sales and operating expenses	1,600,590	1,561,902

Operating profit	101,607	92,874
Interest income	2,973	3,224
Interest expense	3,361	3,167

Income before income taxes	101,219	92,931
Income taxes (Note 8)	36,546	32,557

Net income	$64,673	$60,374

Net income per common share — basic (Note 6)	$0.46	$0.40

Weighted average shares — basic (Note 6)	139,696	149,758

Net income per common share — diluted (Note 6)	$0.46	$0.40

Weighted average shares — diluted (Note 6)	139,920	150,495

Dividends declared per common share	$0.125	$0.115

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Quarters Ended
(in thousands, except per share amounts)	May 31, 2008	June 2, 2007
Net sales	$5,217,851	$5,202,420
Cost and expenses:
Cost of sales	3,453,301	3,420,017
Selling, general and administrative	1,481,340	1,455,096

Cost of sales and operating expenses	4,934,641	4,875,113

Operating profit	283,210	327,307
Interest income	8,402	8,179
Interest expense	11,327	13,340

Income before income taxes	280,285	322,146
Income taxes (Note 8)	100,363	117,105

Net income	$179,922	$205,041

Net income per common share — basic (Note 6)	$1.28	$1.36

Weighted average shares — basic (Note 6)	140,357	150,300

Net income per common share — diluted (Note 6)	$1.28	$1.36

Weighted average shares — diluted (Note 6)	140,620	150,914

Dividends declared per common share	$0.365	$0.335

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
(in thousands)	May 31, 2008	June 2, 2007
Cash flows from operating activities:
Net income	$179,922	$205,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,194	107,567
Deferred income taxes	(25,364)	(20,700)
Stock-based compensation	6,873	9,173
Loss on disposition of property and equipment	4,112	2,409
Changes in operating assets and liabilities:
Merchandise inventories	60,925	30,067
Income tax refund receivable	44,394	2,397
Prepayments and other current assets	(6,651)	(23,995)
Other assets	411	2,469
Accounts payable and accrued liabilities	(94,091)	(1,052)
Income taxes	53,639	41,316

	339,364	354,692

Cash flows from investing activities:
Purchases of investment securities	(1,071,570)	(1,003,969)
Sales of investment securities	1,029,065	940,101
Capital expenditures	(108,859)	(85,899)
Proceeds from dispositions of property and equipment	561	318

	(150,803)	(149,449)

Cash flows from financing activities:
Revolving credit facility borrowings	736,300	—
Repayment of revolving credit facility borrowings	(736,300)	—
Payment of debt issuance costs	(304)	—
Repurchases of common stock	(97,674)	(131,886)
Changes in cash overdrafts	(43,428)	20,942
Proceeds from employee stock options	97	29,856
Excess tax benefits from stock-based compensation	(55)	1,248
Payment of dividends	(49,945)	(48,938)

	(191,309)	(128,778)

Net change in cash and cash equivalents	(2,748)	76,465
Cash and cash equivalents at beginning of period	87,176	79,727

Cash and cash equivalents at end of period	$84,428	$156,192

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2008; the results of operations for the thirteen and thirty-nine week periods ended May 31, 2008 (“third quarter and first three quarters of fiscal 2008,” respectively), and thirteen and forty-week periods ended June 2, 2007 (“third quarter and first three quarters of fiscal 2007,” respectively); and the cash flows for the first three quarters of fiscal 2008 and first three quarters of fiscal 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 1, 2007 (“fiscal 2007”).

The results of operations for the third quarter and first three quarters of fiscal 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company’s investment securities currently consist of auction rate securities. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). The Company generally has the opportunity to sell its investments during such periodic auctions subject to the availability of buyers.

During the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to a large portion of the Company’s auction rate securities. A failed auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. Since the end of the second quarter of fiscal 2008, the market for the Company’s auction rate securities has not changed significantly. As of May 31, 2008, 100% of the Company’s $240.0 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. The investments were reclassified as long-term assets on the Consolidated Condensed Balance Sheet as of May 31, 2008, due to the continued failure of the auction process since the second quarter of fiscal 2008 and the continued uncertainty regarding the timing of future liquidity. The Company believes operating cash flows and existing credit facilities will provide sufficient liquidity for the Company’s ongoing operations and growth initiatives.

The Company’s auction rate securities portfolio has a very high credit quality. Substantially all of these securities are tax-exempt AAA rated bonds, which are collateralized by federally guaranteed student loans. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments. However, due to the liquidity issues noted above, the Company recorded a temporary gross unrealized loss of $6.1 million ($3.8 million, net of taxes) as of May 31, 2008. The fair value was first determined based on a discounted cash flow analysis and then discounted further to reflect the illiquidity of the investments. The Company also considered information and quotes provided by its brokers. The Company’s valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate used could result in a gross unrealized loss ranging from $3.6 million to $9.5 million.

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

The new credit facility noted above is in addition to the Company’s $350 million unsecured revolving credit facility expiring on August 24, 2011. Outstanding standby letters of credit ($178.3 million as of May 31, 2008) reduce the borrowing capacity of the $350 million facility. During the first three quarters of fiscal 2008, the credit facilities accrued interest at an average rate of 5.0%. As of May 31, 2008, the Company had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 31, 2008, the Company was in compliance with all such covenants.

5.	During the first three quarters of fiscal 2008, the Company purchased in the open market 3.7 million shares of its common stock at a cost of $97.7 million. During the first three quarters of fiscal 2007, the Company purchased 4.1 million shares of its common stock at a cost of $131.9 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On June 19, 2007, the Company announced that the Board of Directors authorized the purchase of up to 5.0 million shares of its outstanding common stock from time to time as market conditions warrant. This authorization was fully utilized during the first quarter of fiscal 2008. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $150 million of the Company’s common stock from time to time as market conditions warrant. As of May 31, 2008, the Company had $133.0 million remaining under this authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

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

6.	Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Basic Net Income Per Share:
Net income	$64,673	$60,374	$179,922	$205,041

Weighted average number of shares outstanding	139,696	149,758	140,357	150,300

Net income per common share — basic	$0.46	$0.40	$1.28	$1.36

Diluted Net Income Per Share:
Net income	$64,673	$60,374	$179,922	$205,041

Weighted average number of shares outstanding	139,696	149,758	140,357	150,300
Effect of dilutive securities — stock options	21	401	38	303
Effect of dilutive securities — performance share rights	203	336	225	311

Weighted average shares — diluted	139,920	150,495	140,620	150,914

Net income per common share — diluted	$0.46	$0.40	$1.28	$1.36

7.	On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. The Complaint alleged that the Company violated the Fair Labor Standards Act (“FLSA”) by classifying the named plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. The court allowed the case to proceed as a “collective action” and notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 then current employees. After rulings by the Court on motions to dismiss certain plaintiffs filed by the Company, 1,424 plaintiffs remained in the case at the commencement of trial.

A jury trial was held in June 2005, in Tuscaloosa, Alabama, and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter. The case was subsequently retried to another Tuscaloosa jury, which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay, rather than as salaried exempt managers, and awarded damages. Subsequently, the Court ruled that the Company did not act in good faith in classifying the plaintiffs as exempt, and after making adjustments to the damages award based upon the filing of personal bankruptcy by certain plaintiffs, the Court entered a final modified judgment for approximately $35.6 million. The Company has appealed this final judgment to the United States Court of Appeals for the 11th Circuit and posted a bond to stay execution on the judgment pending such appeal. The Court of Appeals is scheduled to hear the parties’ oral arguments on the appeal in September 2008, and will rule some time thereafter. The District Court will consider the plaintiffs’ motion for an award of attorneys’ fees and expenses at the conclusion of the appellate process.

As of May 31, 2008, the Company had accrued liabilities of $50.7 million with respect to this litigation, including $45.0 million recognized as a litigation charge in the second quarter of fiscal 2006 and $5.7 million related to previous charges and interest. During the appellate process, the Company will not be required to pay the amount of the judgment. Accordingly, this judgment will not have any impact on cash flow while the Company pursues its appellate rights with respect to this judgment.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated. The Company believes that it has meritorious positions on appeal, but the outcome of any litigation is uncertain. Therefore, the Company has accrued liabilities with respect to this litigation, as discussed above. While the Company is currently unable to quantify the impact of such a determination, if the Company determines that a reclassification of some or all of its Store Managers as non-exempt employees is required, such action could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

In addition to the Morgan case described above, several cases have been filed by other plaintiffs making similar allegations against the Company, i.e., that the Company violated the FLSA or similar state laws by classifying the named plaintiffs and other current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. The complaints in each action request that the cases proceed as collective actions under the FLSA or as class actions under state law and request recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. Several of these cases have been dismissed or voluntarily withdrawn. The first two of those remaining cases are Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar, Inc., both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases are proceeding as individual, multiple plaintiff cases; individuals who may be potential plaintiffs in these cases must file papers to formally intervene in the actions by approximately August 31, 2008.

In addition to Grace and Ward, all other same or similar class or collective cases are now pending before the N.C. Federal Court. Five other individual cases have been transferred by U.S. District Courts from Alabama, Georgia, Ohio, Mississippi and Florida during the past year to the N.C. Federal Court. In addition, on April 8, 2008, the United States Judicial Panel on MultiDistrict Litigation entered an order in the remaining similar pending cases, transferring seven matters, originally filed in the United States District Courts in the states of Alabama, Arizona, Colorado, Tennessee, Texas, Pennsylvania and Florida, to the N.C. Federal Court for coordination of discovery with the other pending cases.

Thus, discovery in Grace and Ward will move forward on the merits of the individual’s exemption claims. Discovery in the remaining twelve cases will be conducted regarding a determination whether the plaintiffs are “similarly situated” such that the cases should proceed as collective actions, or, in the case of the actions brought under state law, as class actions.

As noted above, in general, the Company continues to believe that its Store Managers are “exempt” employees under the FLSA and have been and are being properly compensated under both federal and state laws. The Company further believes that these actions are not appropriate for collective or class action treatment. The Company intends to vigorously defend the claims in these actions. While the N.C. Federal Court has previously found that the Grace and Ward actions are not appropriate for collective action treatment, at this time it is not possible to predict whether one or more of the remaining cases may be permitted to proceed collectively on a nationwide or other basis. No assurances can be given that the Company will be successful in the defense of these actions, on the merits or otherwise.

The Company is involved in numerous other legal proceedings and claims incidental to its business, including, as noted above, litigation related to alleged failures to comply with various state and federal employment laws, some of which are or may be pled as class or collective actions, and litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or, pursuant to SFAS No. 5, “Accounting for Contingencies,” has established reserves as set forth in the Company’s financial statements. While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position, liquidity or results of operations, except as noted above. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, or if the Company determines that settlement of such actions is appropriate, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

As a result of the implementation of FIN 48, the Company recorded a $0.9 million increase to retained earnings. As of September 2, 2007, the Company had a FIN 48 liability of $47.5 million including a gross unrecognized tax benefit of $38.4 million. As of September 2, 2007, the Company had accrued gross interest and penalties of $12.3 million. Effective with the adoption of FIN 48, the Company now classifies accrued interest expense and penalties related to uncertain tax benefits as a component of income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $21.4 million of the gross unrecognized tax benefits, including penalties and tax effected interest, would benefit the effective income tax rate in a future period.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income taxes as well as income tax in multiple state and local jurisdictions. As of May 31, 2008, the Company was subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2005. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2003.

The amount of future unrecognized tax positions may be reduced because the statute of limitations has expired or the tax position is resolved with the taxing authority. The Company settled uncertain tax positions with taxing authorities during the first three quarters of fiscal 2008. The settlements created a benefit to the effective rate in the amount of $0.7 million, including tax, interest and penalties. In addition, the statute of limitations expired with respect to uncertain tax positions resulting in a benefit to the effective rate of $1.3 million, including tax, interest and penalties. The gross unrecognized tax benefit decreased by $7.0 million related to these issues. It is reasonably possible that during the next 12 months the unrecognized tax benefit may be reduced by $1.2 million.

9.	As of May 31, 2008, the Company recorded unrealized losses related to its auction rate securities, as discussed in Note 3. The unrealized losses are shown net of tax in the comprehensive income table below.

	Quarter Ended		Three Quarters Ended
(in thousands)	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Net income	$64,673	$60,374	$179,922	$205,041
Other comprehensive income (loss):
Unrealized loss on investment securities	(1,378)	—	(3,776)	—

Comprehensive income	$63,295	$60,374	$176,146	$205,041

10.	The Company manages its business on the basis of one reportable segment. All of the Company’s operations are located in the United States. The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Quarter Ended		Three Quarters Ended
(in thousands)	May 31, 2008	June 2, 2007	May 31, 2008	June 2, 2007
Classes of similar products:
Consumables	$1,066,649	$975,307	$3,139,544	$3,023,300
Home Products	229,528	238,257	774,518	806,758
Apparel and Accessories	230,784	262,789	686,341	745,146
Seasonal and Electronics	175,236	178,423	617,448	627,216

Net sales	$1,702,197	$1,654,776	$5,217,851	$5,202,420

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week period ended May 31, 2008, and the thirteen-week period ended June 2, 2007 (“third quarter of fiscal 2008” and “third quarter of fiscal 2007”, respectively) and the thirty-nine-week period ended May 31, 2008, and the forty-week period ended June 2, 2007 (“first three quarters of fiscal 2008” and “first three quarters of fiscal 2007”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended September 1, 2007 (“fiscal 2007”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2007. This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2007 and in Part II, Item 1A of this Report.

Results of Operations

Fiscal 2008 is a 52-week year, compared with a 53-week year in fiscal 2007. The extra week occurred during the second quarter of fiscal 2007. As a result, the first three quarters of fiscal 2008 included 39 weeks compared to 40 weeks in the first three quarters of fiscal 2007.

2008 Year-to-date Results and Fiscal 2008 Outlook

During the first three quarters of fiscal 2008, as compared with the first three quarters of fiscal 2007, our net sales increased 0.3% to $5.2 billion, our net income decreased 12.3% to $179.9 million, and our diluted net income per common share decreased 5.9% to $1.28. The results for the first three quarters of fiscal 2008 as compared with the first three quarters of fiscal 2007, were negatively impacted by the loss of one week, as discussed above. Sales in comparable stores (stores open more than 13 months) for the first three quarters of fiscal 2008, which were reported for the 39-week period ending May 31, 2008, compared with the 39-week period ending June 2, 2007, decreased 0.3%. We believe that the difficult economic environment faced by our customers, including higher energy prices and inflationary pressures, contributed to the decrease in sales in comparable stores. The various components affecting our results for the first three quarters of fiscal 2008 are discussed in more detail below.

During the first three quarters of fiscal 2008, we continued to invest in our strategic initiatives designed to increase revenues and improve financial returns as discussed below.

•

As part of our Food Strategy, we installed refrigerated coolers in approximately 450 stores. As of May 31, 2008, approximately 5,550 stores had coolers for the sale of refrigerated food. In addition, we have expanded the selling space for food in an additional 2,750 stores, and approximately 1,700 stores now accept food stamps.

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

•	We opened 165 stores and closed 50 stores as we continue to focus on improving new store performance.

•

As part of our Store of the Future Project, we rolled out new technology in approximately 1,150 stores, bringing the total number of stores with the Store of the Future platform to approximately 1,900 stores as of May 31, 2008.

•

In connection with our Project Accelerate initiative, we began utilizing a new merchandise financial planning tool to support key merchandising decisions and implemented new category management processes. In addition, we have created a structured framework for pricing decisions that enables us to better balance the need for profitability with the customer’s perception of value.

Based on the operating results for the first three quarters of fiscal 2008, as discussed below, and our plans for the remainder of the year, we currently expect diluted net income per common share to be between $1.58 and $1.63 for fiscal 2008, compared to $1.62 in fiscal 2007. We currently expect diluted net income per common share to be between $0.30 and $0.35 for the fourth quarter of fiscal 2008, compared to $0.26 in the fourth quarter of fiscal 2007. We expect to open approximately 200 stores and close approximately 75 stores in fiscal 2008.

Third Quarter Results

Net Sales

Net sales in the third quarter of fiscal 2008 were $1.7 billion, an increase of 2.9% ($47.4 million), as compared with an increase of 5.4% ($85.3 million) in the third quarter of fiscal 2007. The increase in the third quarter of fiscal 2008 was due primarily to sales from new stores opened as part of the Company’s store growth program. Sales in comparable stores (stores open more than 13 months), which were reported for the 13-week period ending May 31, 2008, compared with the 13-week period ending June 2, 2007, increased 0.1%. An increase in the dollar value of the average customer transaction offset lower customer traffic, as measured by the number of register transactions in comparable stores. We believe that the difficult economic environment faced by our customers, including higher energy prices and inflationary pressures, contributed to the decline in customer traffic. Sales during the third quarter of fiscal 2008 were strongest in Consumables, driven primarily by sales of food in connection with our Food Strategy and sales of household paper goods. Sales of more discretionary merchandise, including Apparel and Accessories, Home Products, and Seasonal and Electronics, were weaker.

The average number of stores in operation during the third quarter of fiscal 2008 was 2.9% higher than the average number of stores in operation during the third quarter of fiscal 2007.

Cost of Sales

Cost of sales increased 3.2% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.4% in the third quarter of fiscal 2008 and 65.1% in the third quarter of fiscal 2007. The increase in cost of sales, as a percentage of net sales, was due primarily to increased sales of lower-margin consumable merchandise. The increase was partially offset by lower markdown expense resulting from improvements in inventory productivity, including maintaining lower levels of discretionary merchandise during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 0.8% in the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.7% in the third quarter of fiscal 2008 and 29.3% in the third quarter of fiscal 2007. The decrease was due to a decrease in insurance costs (approximately 0.7% of net sales) and a decrease in professional fees (approximately 0.4% of net sales). Most other costs, including occupancy costs and payroll costs were de-leveraged during the quarter as a result of the relatively flat comparable store sales growth. As we have worked to improve processes, inventory productivity, and store manager retention, we have experienced favorable trends in workers compensation and general liability claims, resulting in a decrease in our actuarily determined insurance liabilities. Costs associated with the stockholder derivative actions that were pending during the third quarter of fiscal 2007 were not incurred during the third quarter of fiscal 2008, resulting in a year over year decrease in professional fees.

Interest Income

Interest income decreased $0.3 million in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007.

Interest Expense

Interest expense increased $0.2 million in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007.

Income Taxes

The effective tax rate was 36.1% for the third quarter of fiscal 2008 compared with 35.0% for the third quarter of fiscal 2007. The increase in the effective tax rate was due primarily to the effect of changes in state income taxes during the respective quarters. In addition, fiscal 2007 was positively impacted by a retroactive reinstatement of federal jobs tax credits.

Year-to-date Results

Net Sales

Net sales in the first three quarters of fiscal 2008 were $5.2 billion, an increase of 0.3% ($15.4 million), as compared with an increase of 8.0% ($385.8 million) in the first three quarters of fiscal 2007. The increase in the first three quarters of fiscal 2008 was due primarily to sales from new stores opened as part of the Company’s store growth program. Sales in comparable stores (stores open more than 13 months), which were reported for the 39-week period ending May 31, 2008, compared with the 39-week period ending June 2, 2007, decreased 0.3% due to lower customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction increased slightly. We believe that the difficult economic environment faced by our customers, including higher energy prices and inflationary pressures, contributed to the decline in customer traffic. Sales during the first three quarters of fiscal 2008 were strongest in Consumables, driven primarily by sales of food in connection with our Food Strategy. Sales of more discretionary merchandise, including Apparel and Accessories, Home Products, and Seasonal and Electronics, were weaker.

The average number of stores in operation during the first three quarters of fiscal 2008 was 3.3% higher than the average number of stores in operation during the first three quarters of fiscal 2007. We had 6,545 stores in operation at the end of the first three quarters of fiscal 2008, compared with 6,368 stores in operation at the end of the first three quarters of fiscal 2007, representing an increase of 2.8%.

Cost of Sales

Cost of sales increased 1.0% in the first three quarters of fiscal 2008 compared with the first three quarters of fiscal 2007. The increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 66.2% in the first three quarters of fiscal 2008 and 65.7% in the first three quarters of fiscal 2007. The increase in cost of sales, as a percentage of net sales, was due primarily to higher seasonal markdowns and increased sales of lower-margin consumable merchandise. Markdown expense increased during the first half of fiscal 2008 as we moved aggressively to manage our inventory productivity in the face of soft sales in discretionary categories, particularly apparel. Inventory shrinkage, as a percentage of net sales, also increased, due in part to the decrease in comparable store sales. We continue to believe that the improvements we have made in store manager retention and inventory productivity will have a positive impact on inventory shrinkage over the long term.

Selling, General and Administrative Expenses

SG&A expenses increased 1.8% in the first three quarters of fiscal 2008, compared with the first three quarters of fiscal 2007. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.4% in the first three quarters of fiscal 2008 and 28.0% in the first three quarters of fiscal 2007. The increase was due primarily to an increase in occupancy costs (approximately 0.9% of net sales). In addition, most costs in the first three quarters of fiscal 2008 were de-leveraged as a result of the decrease in comparable store sales. These increases more than offset a decrease in insurance costs (approximately 0.6% of net sales) and a decrease in professional fees (approximately 0.4% of net sales). In connection with the implementation of our new lease administration system and the increased visibility to the underlying lease information, we continue to refine our accrual estimates related to store rental expenses (primarily property tax, insurance and common area maintenance expenses). Changes in our accrual estimates for store rental expenses led to an increase in occupancy costs during the first three quarters of fiscal 2008. As we have worked to improve processes, inventory productivity, and store manager retention, we have experienced favorable trends in workers compensation and general liability claims, resulting in a decrease in our actuarily determined insurance liabilities. Costs associated with the stockholder derivative actions that were pending during the first three quarters of fiscal 2007 were not incurred during the first three quarters of fiscal 2008, resulting in a year over year decrease in professional fees.

Interest Income

Interest income increased $0.2 million in the first three quarters of fiscal 2008 compared with the first three quarters of fiscal 2007.

Interest Expense

Interest expense decreased $2.0 million in the first three quarters of fiscal 2008 compared with the first three quarters of fiscal 2007. The decrease in interest expense was due to an accounting policy change in the classification of tax related interest and penalties in connection with our adoption of FIN 48. Tax related interest and penalties were included in interest expense during the first three quarters of fiscal 2007 and were included in income taxes during the first three quarters of fiscal 2008. Interest expense related to borrowings under our credit facility offset some of the decrease.

Income Taxes

The effective tax rate was 35.8% for the first three quarters of fiscal 2008 compared with 36.4% for the first three quarters of fiscal 2007. The decrease in the effective tax rate was primarily the result of the effect of changes in state income taxes and certain federal jobs tax credits that were available during the first three quarters of fiscal 2008 but that were not available during the first three quarters of fiscal 2007.

Liquidity and Capital Resources

At the end of the first three quarters of fiscal 2008, we had working capital of $238.0 million, compared with $517.0 million at the end of the first three quarters of fiscal 2007. The decrease was due primarily to the reclassification of $233.9 million of investment securities from current to long-term assets during the third quarter of fiscal 2008. Other changes in working capital during the first three quarters of fiscal 2008 and fiscal 2007 were primarily the result of earnings, changes in merchandise inventories, capital expenditures, changes in income taxes, and repurchases of our common stock.

Our investment securities currently consist of auction rate securities. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). We generally have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. During the second quarter, issues in the global credit and capital markets led to failed auctions with respect to a large portion of our auction rate securities. A failed auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. Since the end of the second quarter of fiscal 2008, the market for our auction rate securities has not changed significantly. As of May 31, 2008, 100% of our $240.0 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. We will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. The investments were reclassified as long-term assets on the Consolidated Condensed Balance Sheet as of May 31, 2008, due to the continued failure of the auction process since the second quarter of fiscal 2008 and the continued uncertainty regarding the timing of future liquidity. We believe our operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives. See Note 3 to the Consolidated Condensed Financial Statements included in this Report and the “Risk Factors” set forth in Part II, Item 1A of this Report for more information.

Our inventories at the end of the first three quarters of fiscal 2008 were 0.3% lower than at the end of the first three quarters of fiscal 2007. Inventory per store at the end of the first three quarters of fiscal 2008 was approximately 3% lower than inventory per store at the end of the first three quarters of fiscal 2007, excluding merchandise in transit to the distribution centers. The decrease in inventory per store resulted from our continued focus on inventory productivity.

Capital expenditures for the first three quarters of fiscal 2008 were $108.9 million, compared with $85.9 million for the first three quarters of fiscal 2007. The increase in capital expenditures was due to an increase in existing store improvements and upgrades and an increase in systems-related projects. Capital expenditures for fiscal 2008 are expected to be between $140 million and $150 million and relate primarily to new store openings; existing store expansions, relocations and renovations; distribution center improvements; and expenditures related to store technology infrastructure.

In the first three quarters of fiscal 2008, we opened 165 stores, closed 50 stores and expanded, relocated, or renovated 60 stores. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change from time to time.

During the first three quarters of fiscal 2008, we purchased in the open market 3.7 million shares of our common stock at a cost of $97.7 million. During the first three quarters of fiscal 2007, we purchased 4.1 million shares of our common stock at a cost of $131.9 million. As of May 31, 2008, we had outstanding authorizations to purchase a total of $133.0 million of our common stock.

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

The new credit facility noted above is in addition to our $350 million unsecured revolving credit facility expiring on August 24, 2011. Outstanding standby letters of credit ($178.3 million as of May 31, 2008) reduce the borrowing capacity of the $350 million facility. During the first three quarters of fiscal 2008, the credit facilities accrued interest at an average rate of

5.0%. As of May 31, 2008, we had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 31, 2008, we were in compliance with all such covenants.

During the first quarter of fiscal 2008, we adopted FIN 48, which clarifies the accounting for income taxes recognized in an enterprise’s financial statements. In accordance with FIN 48, we have recorded $43.9 million in liabilities related to our unrecognized tax benefits as of May 31, 2008. At this time we cannot reasonably determine the timing of any payments related to these liabilities, except for $1.3 million which were classified as current liabilities and may become payable within the next 12 months. See Note 8 to the Consolidated Condensed Financial Statements included in this Report for more information on our adoption of FIN 48.

Cash flows from operating activities

Cash provided by operating activities decreased $15.3 million during the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007. The decrease was primarily a result of a decrease in accounts payable and accrued liabilities in the ordinary course of business and a decrease in net income. The decrease was partially offset by a decrease in the income tax refund receivable and a decrease in merchandise inventories.

Cash flows from investing activities

Cash flows from investing activities remained relatively unchanged during the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007.

Cash flows from financing activities

Cash used for financing activities increased $62.5 million in the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007. The increase was primarily due to an increase in cash overdrafts as a result of the timing of payments at quarter end and a decrease in the proceeds from the exercise of stock options. The increase was partially offset by a decrease in the amount of cash used for stock repurchases.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the first annual period ending after November 15, 2007. We do not currently believe that SFAS 157 will have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not currently believe that SFAS 159 will have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not currently believe that SFAS 162 will have a material impact on our Consolidated Financial Statements.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2007 and in Part II, Item 1A of this Report, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in our Annual Report on Form 10-K for fiscal 2007 and in Part I, Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at a variable rate of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first three quarters of fiscal 2008, we incurred $1.7 million in interest expense related to our credit facilities. Our long-term debt bears interest at fixed rates.

Our investment securities currently include auction rate securities. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). We generally have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. During the second quarter and third quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to a large portion of our auction rate securities. As a result, we recorded a $6.1 million unrealized loss ($3.8 million net of taxes) related to these investments. We believe that we will be able to liquidate the investments at par within a reasonable time period. However, volatility in the credit markets could continue to negatively impact the liquidity of the investments and lead to additional adjustments to their carrying value. See Note 3 to the Consolidated Condensed Financial Statements included in this Report and “Risk Factors” set forth in Part II, Item 1A of this Report for more information.

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

You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2007. Except as set forth below, there have been no material changes during the quarter ended May 31, 2008, to the Risk Factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal 2007.

Funds associated with auction rate securities that we have traditionally held as short-term investments may not be liquid or readily available.

As discussed in Note 3 to the Consolidated Condensed Financial Statements included in this Report, our investment securities currently consist of auction rate securities which are not currently liquid or readily available to convert to cash. The investments were reclassified as long-term assets on the Consolidated Condensed Balance Sheet as of May 31, 2008, due to the continued failure of the auction process since the second quarter of fiscal 2008 and the continued uncertainty regarding the timing of future liquidity. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities as reflected on our balance sheet. If we determine that the decline in the fair value of our auction rate securities is other than temporary, it would result in an impairment charge being recognized on our statement of income which could be material and which could adversely affect our financial results for the periods in which the charges occur. In addition, the lack of liquidity associated with these investments may require us to access our available lines of credit more frequently than otherwise until some or all of the our auction rate securities are liquidated.

General economic conditions could adversely impact consumer spending which would affect our results of operations.

A further slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, interest rates, and tax rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. Current economic conditions have prompted Congress to adopt an economic stimulus package which began being implemented in May 2008. The Company’s inability to capture certain anticipated benefits of the stimulus package could adversely impact the Company’s projected net sales and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended May 31, 2008, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
March (3/2/08 - 4/5/08)	—	$—	—	6,527,691
April (4/6/08 - 5/3/08)	—	—	—	6,025,106
May (5/4/08 - 5/31/08)	—	—	—	6,216,558

Total	—	$—	—	6,216,558

(1)

On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to $150 million of our outstanding common stock from time to time as market conditions warrant. As of May 31, 2008, there was $133.0 million remaining under this authorization.

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

FAMILY DOLLAR STORES, INC. (Registrant)

Date: July 8, 2008	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer

Date: July 8, 2008	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President – Finance