Form 10-K
period 2008-08-30
FAMILY DOLLAR STORES INC
filed 2008-10-28
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last day of the registrant’s most recently completed second fiscal quarter, on March 1, 2008, was approximately $2.5 billion.

The number of shares of the registrant’s Common Stock outstanding as of October 3, 2008, was 139,720,020.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2009.

i

GENERAL INFORMATION

We have provided information in this Annual Report on Form 10-K (this “Report”) regarding the operations of Family Dollar Stores, Inc., and its subsidiaries (“we,” “Family Dollar” or the “Company”) related to the fiscal years ended on August 30, 2008 (“fiscal 2008”); September 1, 2007 (“fiscal 2007”); August 26, 2006 (“fiscal 2006”); August 27, 2005 (“fiscal 2005”); and August 28, 2004 (“fiscal 2004”); and anticipated operations for the fiscal year ending on August 29, 2009 (“fiscal 2009”). You should review the discussion and analysis provided in this Report in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements which are included elsewhere in this Report.

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

ii

PART I

ITEM 1.	BUSINESS

General

We operate a chain of more than 6,500 general merchandise retail discount stores in 44 states, providing primarily low to lower-middle income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes consumables, home products, apparel and accessories, and seasonal and electronics. We sell merchandise at price points that generally range from under $1 to $10.

We opened our first Family Dollar store in Charlotte, North Carolina, in 1959. In subsequent years, we opened additional stores and organized separate corporations to operate these stores. Family Dollar Stores, Inc., was incorporated in Delaware in 1969, and all then-existing corporate entities became its wholly-owned subsidiaries.

The mailing address of our executive offices is P.O. Box 1017, Charlotte, North Carolina 28201-1017, and our telephone number is (704) 847-6961. Our website address is www.familydollar.com. You can find our press releases for the past five years on our website. We also make available free of charge through our website all of our reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, including our Annual reports on Form 10-K, Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports and amendments also are available at the website of the SEC at www.sec.gov.

Overview of Business Operations

Our Mission and Vision

Our mission is to provide customers with a compelling place to shop, our Associates with a compelling place to work, and investors with a compelling place to invest. Our vision is to be the best small-format convenience and value retailer serving the needs of families in our neighborhoods.

Our Customers

We serve the basic needs of customers primarily in the low and lower-middle income brackets. Typically, our customer is a female head-of-household with children. According to Nielsen’s 2008 Homescan® data, approximately 44% of our customers had annual gross income of less than $30,000 and approximately 26% had an annual gross income of less than $20,000. Approximately 33% of our customers were African American or Hispanic, and approximately 61% of our customers were under 55 years of age.

Our Stores

A Family Dollar store is typically between 7,500 and 9,500 square feet and generally serves customers who live within five miles of the store. Our stores are located in urban, suburban, small town and rural markets. See Item 2—“Properties” in this Report for more information. The relatively small size of a Family Dollar store allows us to select store locations that provide neighborhood convenience to our customers in each of these areas. Family Dollar stores are open at least six days a week, with most open on Sundays. We currently accept cash, checks and, in most stores, PIN-based debit cards. We are currently installing new technology in our stores that facilitates the acceptance of credit cards and other electronic payment types. We expect that roughly half of our stores will be able to accept credit cards during the fiscal 2009 holiday season.

Our Merchandise

We provide customers with quality, consumable merchandise at everyday low prices. We offer a focused assortment of merchandise in a number of core categories, such as health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, apparel and domestics. Our stores are operated on a self-service basis, and our low overhead permits us to sell merchandise at a relatively moderate markup. In the typical Family Dollar store, the majority of the products are priced at $10 or less, with many of the products priced at $1 or less. In fiscal 2008, the average customer purchase was $9.70.

Current Strategic Initiatives

We believe that balancing initiatives targeted to deliver short-term financial results with investments that may require longer-term development will help us weather difficult macro-environments and enable us to achieve our long-term financial goals. Our current investment agenda is concentrated around three key priorities: driving revenues, mitigating risk and managing costs.

Driving Revenues

In the current environment, our customers are looking for great values on the basic items they use every day. To increase our relevance to the customer, we are expanding our assortment of key traffic-driving consumables and increasing our marketing efforts to emphasize the values we offer. For example, we are enhancing our assortment of food to meet customers’ frequent fill-in food needs. We initiated our Food Strategy in fiscal 2005 with the introduction of refrigerated coolers. At the end of fiscal 2008, approximately 5,600 stores had coolers for the sale of refrigerated food. Focusing on quick prep and ready-to-eat products, we are increasing our assortment of food and, as part of our Store of the Future project (as discussed below), we are upgrading our register and point-of-sale technology. This new technology will enable us to accept additional payment types, including credit cards and electronic benefit transfers such as food stamps. In addition, as customers become more budget-conscious, they value quality private label products at compelling price points. Consequently, we are expanding our assortment of private label merchandise to reinforce our value perception and to enhance profitability.

To improve the shopability of our stores, we have created a research and development effort we call “Concept Renewal.” Our goal is to deliver an improved in-store shopping experience with a more intuitive layout and improved adjacencies that create a “store within a store” for key trips and encourage customers to shop the entire store. Since early 2007, we have opened all new stores with this refreshed format, and in fiscal 2008, we began incorporating key elements into the broader chain, including new in-store signage and an overall re-branding effort. Leveraging key Concept Renewal principles, we plan to renovate approximately 200 stores in fiscal 2009.

We believe large metropolitan markets represent an opportunity for growth and improved financial returns. Historically, these markets have been more operationally challenging as stores in these markets, which are similar in size to stores in smaller markets, often have annual sales that have been appreciably higher than the average store. We continue to invest in urban markets to improve the consistency of our operations and financial returns. We have created a more flexible and fluid management organization to respond to the rapidly changing dynamics of an urban market, and we are leveraging technology in these markets to better manage personnel, inventory and operational workflows in the store.

New store openings have traditionally been a significant part of our growth strategy. While we believe that we have the potential to add stores at a faster rate, we have constrained new store growth to focus on improving our new store development processes and to improve returns in both new and existing stores. We have created a more strategic approach to new store growth using a market optimization methodology, and we have strengthened our site selection approval process. In addition, we have increased our cross-functional focus on new store performance.

Mitigating Risk

Inventory is one of our largest assets, and we are focused on driving higher returns on this asset while also managing risk. In fiscal 2007, we launched a multi-year process improvement initiative called Project Accelerate. Focused on category management, price optimization, merchandise financial planning, assortment planning and space planning, this initiative is intended to help us improve and optimize our merchandising and supply chain processes. Our goal is to improve the shopping experience of our customers, the productivity of our inventory and the efficiency of our supply chain. The Project Accelerate initiative is helping us manage inventory risk and react quickly to the changing environment.

Each year, we make significant capital investments intended to help achieve our long-term financial goals. Leveraging technology and analytical processes, we are strengthening our oversight of capital investment decisions. We are creating test and control processes to reduce operational risk, and we are implementing evaluation processes for our capital investment decisions to monitor performance against targeted returns from these investments.

Managing Costs

Through investments in people, processes and technology, we are investing significantly to reduce our cost infrastructure. To manage global pricing pressures and mitigate the pressure from increased sales of lower-margin consumable merchandise, we have enhanced our global sourcing efforts. As a result of these investments, we have improved our product quality, offering greater value for our customers, while also improving merchandise markups. Our global sourcing efforts are also allowing us to continue to supplement our basic assortment of merchandise with higher-margin “Treasure Hunt” items, which create customer excitement and differentiate our stores from those of our competitors.

As raw material and commodity prices increase, having an appropriate pricing strategy is critical, both to reinforce value to the customer and to manage profitability. As part of our Project Accelerate work, we have created a structured framework for pricing decisions that enables us to better balance the need for profitability with the customer’s perception of value.

We are upgrading the technology platform in our stores through our Store of the Future project. The Store of the Future project is a multi-year technology initiative designed to enhance customer service and improve the productivity of our Associates. In addition to providing a faster customer checkout experience and expanding the payment choices for our customers, this new technology platform includes a number of on-line tools designed to provide our store managers with better analytics and work flow management. The Store of the Future platform also includes the expansion of our automated hiring system and on-line training modules.

We continue to focus on lowering operating expenses through our investments in centralized procurement, associate retention, and facilities management. The creation of a centralized procurement organization has enabled us to better leverage our buying power, and through the utilization of our on-line procurement tool and careful review of our processes, we have been able to reduce many of our store-level expenses. Improvements in associate retention have resulted in lower workers’ compensation and general liability costs, as well as lower training and development costs. We believe that our investments in a more proactive facility management platform will enable us to manage occupancy costs better over the long term.

Store Operations

We operate more than 6,500 stores in 44 states. All of our stores are managed and operated by us. A store manager runs each store and is responsible for hiring and training store Associates, managing the financial performance of the store, and providing quality customer service. The store manager reports to a district manager or area operations manager. A district manager or area operations manager will typically have responsibility for 15 to 25 stores. During fiscal 2008, no single store accounted for more than one-quarter of one percent of sales.

Merchandise

Our stores offer a variety of general merchandise. The following table summarizes the percentage of net sales attributable to each product category over the last three fiscal years:

Product Category	2008	2007	2006
Consumables	61.0%	58.8%	57.9%
Home Products	14.4%	15.1%	15.2%
Apparel and Accessories	13.1%	14.4%	14.4%
Seasonal and Electronics	11.5%	11.7%	12.5%

The following table describes our product categories in more detail:

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

During fiscal 2008, nationally advertised brand name merchandise accounted for approximately 44% of sales. Merchandise sold under our private label program and merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. During fiscal 2008, closeout merchandise accounted for approximately 2% of sales.

We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2008, no single supplier accounted for more than 8% of the merchandise sold by us. Approximately 49% of our merchandise was manufactured in the U.S., and substantially all such merchandise was purchased directly from the manufacturer. Approximately 51% of our merchandise was manufactured overseas and was purchased using agents or directly from the manufacturer. Our vendor arrangements provide for payment for such merchandise in U.S. Dollars.

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

Distribution and Logistics

During fiscal 2008, the manufacturer or distributor shipped approximately 7% of our merchandise purchases directly to stores. The balance of the merchandise was shipped to one of our nine distribution centers listed below. To provide consistent, cost-effective service, we enlist the services of several national transportation companies throughout the U.S. as well as our own private fleet of trucks to deliver merchandise to stores from our distribution centers. During fiscal 2008, approximately 90% of the merchandise delivered to our stores was delivered by common or contract carriers. At the end of fiscal 2008, the average distance between the distribution centers and the stores served by each facility was as follows:

Distribution Center	Number of Stores Served	Average Distance (Miles)
Matthews, NC	744	156
West Memphis, AR	663	263
Front Royal, VA	807	203
Duncan, OK	742	314
Morehead, KY	776	209
Maquoketa, IA	826	291
Odessa, TX	705	574
Marianna, FL	663	272
Rome, NY	645	229

Total	6,571	277

Technology

We utilize a variety of technological systems to manage our business, including inventory management tools, supply chain systems, and financial and human resource applications.

We maintain by-item inventories for all stores and employ a demand forecasting system for replenishment of our distribution centers. We also utilize software applications for centralized store replenishment of basic merchandise and for allocation of non-basic merchandise. We have a centralized Merchandise Financial Planning application and process that is utilized to plan and forecast sales, cost of sales and inventory metrics by product category to position us to achieve our financial goals and to ensure proper flow of inventory. These systems allow us to optimize merchandise in-stock positions in stores, reduce markdowns and improve inventory turnover.

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

Our centralized procurement organization utilizes an on-line procurement system for many non-merchandise purchases. This system allows us to centralize these purchases, allowing us to leverage our buying power and control costs.

We utilize an online hiring system designed to provide consistent pre-employment assessments and interviews for prospective Associates in approximately 2,800 stores. We also have begun a multi-year installation to upgrade our point-of-sale technology to provide better customer service and to improve the communications infrastructure in our stores in order to facilitate more efficient communication and to provide more interactive training for our store Associates. For more information, see our Store of the Future discussion above.

Competition

Our industry is highly competitive. The principal competitive factors include store locations, convenience, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We compete for sales and store locations in varying degrees with international, national, regional and local retailing establishments, including discount stores, department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores. Many other large U.S. retailers have stores in areas in which we operate. We believe that the relatively small size of our stores permits us to operate new stores in rural areas, small towns and in large urban markets in locations convenient to our target customer.

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

Employees

As of August 30, 2008, we had approximately 25,000 full-time Associates and approximately 19,000 part-time Associates. None of our Associates are covered by collective bargaining agreements. We consider our employee relations generally to be good.

NYSE Certification

In accordance with New York Stock Exchange (the “NYSE”) rules, on January 31, 2008, we filed the annual certification by our Chief Executive Officer that, as of the date of the certification, Family Dollar was in compliance with the NYSE listing standards. For the fiscal year ended August 30, 2008, each of our Chief Executive Officer and Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits to this Report.

Executive Officers of the Registrant

The following information is furnished with respect to each of the executive officers of Family Dollar as of October 6, 2008:

Name	Position and Office	Age

Howard R. Levine(1)	Chairman of the Board and	49
	Chief Executive Officer

R. James Kelly(2)	President and	61
	Chief Operating Officer

Dorlisa K. Flur(3)	Executive Vice President-	43
	Strategy and Marketing

Robert A. George(4)	Executive Vice President-	46
	Merchandising

Charles S. Gibson, Jr.(5)	Executive Vice President-	47
	Supply Chain

Barry Sullivan(6)	Executive Vice President-	44
	Store Operations

Janet G. Kelley(7)	Senior Vice President-	55
	General Counsel and Secretary

Kenneth T. Smith(8)	Senior Vice President-	46
	Chief Financial Officer

C. Martin Sowers(9)	Senior Vice President-	50
	Finance

Bryan E. Venberg(10)	Senior Vice President-	40
	Human Resources

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

(3)

Ms. Dorlisa K. Flur was employed by the Company as Senior Vice President-Strategy and Business Development in June 2004 and was promoted to Executive Vice President-Strategy and Marketing in October 2008. Prior to her employment by the Company, she was employed by McKinsey & Company, a global management consulting firm, from 1988 to May 2004, where her last position was Principal with responsibility for McKinsey’s Retail Practice in the Southeast.

(4)

Mr. Robert A. George was employed by the Company as Executive Vice President-Merchandising in August 2005. Prior to his employment by the Company, he was employed by Staples Corporation, an office supply retailer, from 1986 to July 2005, where his last position was Senior Vice President, General Merchandise Manager-Office Products.

(5)

Mr. Charles S. Gibson, Jr., was employed by the Company as Vice President-Logistics in September 1997 and was promoted to Senior Vice President-Distribution and Logistics in October 1999 and to Executive Vice President-Supply Chain in September 2003.

(6)

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

(10)

Mr. Bryan E. Venberg was employed by the Company as Senior Vice President-Human Resources in February 2008. Prior to his employment by the Company, he was employed by ShopNBC, a multi-media retailer, from May 2004 to November 2008, where his last position was Senior Vice President-Operations, Customer Service and Human Resources. From September 1990 to April 2004, he was employed by Target Corporation, a chain of discount stores, where his last position was Regional Director-Human Resources.

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

General economic conditions could adversely impact our business in various respects.

A further slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may adversely affect our business by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. The current global general economic uncertainty, the potential for further economic dislocations, the potential impact of a recession, the potential for failures or realignments of financial institutions and the related impact on available credit may impact our suppliers, our landlords, our customers and our operations in an adverse manner including, but not limited to, our inability to readily access liquid funds or credit, increases in the cost of credit, bankruptcy of our suppliers or landlords, and other impacts which we are currently unable to fully anticipate. At this time, we are unable to determine the impact on our customers and our business, if any, of programs adopted by the U.S. government to stabilize and support the economy.

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

We operate in the highly competitive discount retail merchandise sector with numerous competitors, some of whom may have greater resources than the Company. We compete for customers, merchandise, real estate locations and employees. This competitive environment subjects us to various risks, including the ability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Consolidation in our retail sector, changes in pricing of merchandise or offerings of other services by competitors could have a negative impact on the relative attractiveness of our stores to consumers. Our ability to provide convenience in a small box retail format while offering attractive, competitively-priced products could be impacted by various actions of our competitors that are beyond our control. See Item 1—“Competition” for further discussion of our competitive position. Such competition may adversely affect our results of operation.

Our growth is dependent upon our ability to increase sales in existing stores and the success of our new store opening program.

Our growth is dependent on both increases in sales in existing stores and our ability to open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and other factors discussed in these Risk Factors. Unavailability of attractive store locations, delays in the acquisition or opening of new stores, delays or costs associated with remodeling existing stores, delays or costs resulting from a decrease in commercial development due to capital constraints, difficulties in staffing and operating new store locations, and lack of customer acceptance of stores in new market areas all may negatively impact our new store growth and the costs or the profitability associated with new or remodeled stores.

We depend heavily on technology systems that support all aspects of our operations; the failure of existing or new technology to provide anticipated benefits could adversely affect our anticipated results of operations.

Our merchandising, finance, human resources, distribution and logistics and store operations functions depend heavily upon technological resources. Any failure in these systems could negatively impact our operations. In addition, we are continuously upgrading our current technology or installing new technology. Our inability to implement in a timely manner such upgrades or installations, to effectively train employees in the use of such technology, or to obtain the anticipated benefits of such technology, including technology associated with “Project Accelerate” or our new store POS systems, could adversely impact our operations or profitability. Any failure to maintain the confidentiality of information maintained on our computer systems could result in additional costs and damage our reputation.

Unusual weather, natural disasters, pandemic outbreaks, political events, war, or acts of terrorism could adversely affect our sales and operations.

Extreme changes in weather patterns or other natural disasters, pandemic outbreaks, political instability, war, or acts of terrorism could influence customer trends and purchases and may negatively impact our net sales, properties and/or operations. Such events could result in: physical damage to one or more of our properties; the temporary closure of some or all of our stores or distribution centers; the temporary lack of an adequate work force in a market; temporary or long-term disruption in the transport of goods; delay in the delivery of goods to our distribution centers or stores; disruption of our technology support or information systems; or fuel shortages or dramatic increases in fuel prices which increase the cost of doing business. Any of these factors could adversely affect our operations.

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

Any disruption in the supply or increase in pricing of such merchandise could negatively impact our operations and results of operations. A significant amount of our merchandise is imported, and changes to the flow of these goods for any reason could have an adverse impact on our operations. Political and economic instability in the countries in which foreign suppliers are located; the financial instability of suppliers; labor problems experienced by our suppliers; the availability of raw materials to suppliers; merchandise quality issues; currency exchange rates; transport availability and cost; inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, we are currently implementing new global sourcing programs and vendor and product quality requirements which could negatively impact our ability to find qualified suppliers or their ability to provide merchandise at attractive prices. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

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

Changes in federal or state wage requirements (including changes in the process for our employees to join a union) or in entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or federal tax rates could adversely impact our ability to achieve our financial targets. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. Changes in trade restrictions, new tariffs and quotas, and higher shipping costs for goods could also adversely impact our ability to achieve anticipated operating results.

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

We are undertaking a variety of operating initiatives and infrastructure initiatives related to merchandising and supply chain systems, store technology, cooler installations and related food programs, Urban Initiative programs, and real estate remodeling and expansion goals. The failure to properly execute any of these initiatives or the failure to obtain the anticipated results of such initiatives could have an adverse impact on our future operating results.

Adverse impacts associated with legal proceedings and claims could negatively affect our business.

We are a party to a variety of legal proceedings and claims, including those described in Note 8 to the Consolidated Financial Statements, Item 3—“Legal Proceedings” and elsewhere in this Report. Our operating results could be adversely impacted if such legal proceedings and claims result in an obligation to make material damage or settlement payments which are not insured or which have not been reserved against, or to make changes to the operation of our business.

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

Funds associated with auction rate securities may not be liquid or readily available.

As discussed in Note 2 to the Consolidated Financial Statements included in this Report, our investment securities currently consist of auction rate securities which are not currently liquid or readily available to convert to cash. The investments were classified as long-term assets on the Consolidated Balance Sheet as of August 30, 2008, due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations. However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities as reflected on our Consolidated Balance Sheet. If we determine that the decline in the fair value of our auction rate securities is other than temporary, it would result in an impairment charge being recognized on our Consolidated Statement of Income which could be material and which could adversely affect our financial results for the periods in which the charges occur. In addition, the lack of liquidity associated with these investments may require us to access our available lines of credit more frequently than otherwise until some or all of our auction rate securities are liquidated.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate a chain of self-service retail discount stores. As of October 3, 2008, there were 6,598 stores in 44 states and the District of Columbia as follows:

Texas	821	Arkansas	98
Ohio	411	Missouri	96
Florida	369	Maryland	92
North Carolina	364	New Mexico	91
Michigan	351	New Jersey	80
Georgia	306	Minnesota	71
New York	290	Utah	60
Pennsylvania	267	Connecticut	51
Illinois	238	Maine	49
Louisiana	229	Kansas	35
Virginia	214	Iowa	32
Tennessee	206	Nebraska	31
South Carolina	199	Idaho	31
Indiana	195	Nevada	24
Kentucky	186	New Hampshire	22
Alabama	145	South Dakota	22
Wisconsin	140	Delaware	21
Arizona	131	Rhode Island	20
Oklahoma	128	Wyoming	20
Mississippi	118	Vermont	12
West Virginia	115	North Dakota	11
Colorado	104	District of Columbia	3
Massachusetts	99

The number of stores we operated at the end of each of our last five fiscal years was:

Fiscal Year	Number of Stores at Year End
2004	5,466
2005	5,898
2006	6,173
2007	6,430
2008	6,571

During fiscal 2008, we opened 205 stores, closed 64 stores, relocated 17 stores within the same shopping center or market area, and expanded or renovated 80 stores. From August 31, 2008, through October 3, 2008, we opened 30 new stores, closed 3 stores, relocated 1 store within the same shopping center or market area, and renovated 7 stores.

As of October 3, 2008, we had, in the aggregate, approximately 55.7 million square feet of total store space (including receiving rooms and other non-selling areas) and approximately 46.3 million square feet of selling space.

Our stores are located in large urban, suburban and rural areas, and they are typically freestanding or located in shopping centers. At the end of fiscal 2008, approximately 20% of our stores were located in large urban markets (markets with populations above 200,000), and approximately 26% of our stores were located in small urban markets (markets with populations greater than 75,000 but less than 200,000) or suburban areas. During fiscal 2008, approximately 19% of our new store locations were opened in large urban markets, and 29% of our new locations were opened in small urban or suburban markets.

All of our stores are leased except for 490 stores which we own. Most of our leases have an initial term of five years and provide for fixed rentals, and most of our leases require additional payments based upon a percentage of sales, property taxes, insurance premiums, or common area maintenance charges.

Of our 6,108 leased stores at October 3, 2008, all but 276 leases grant us options to renew for additional terms, in most cases for a number of successive five-year periods. The following table sets forth certain data concerning the expiration dates of all leases with renewal options as of October 3, 2008:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2009	755	61
2010-2012	2,952	188
2013-2015	1,617	354
2016-2018	727	469
2019 and thereafter	57	5,036

We also own our corporate headquarters and a distribution center located on a 108-acre tract of land in Matthews, North Carolina, just outside of Charlotte, in two buildings containing approximately 1.24 million square feet. We use approximately 930,000 square feet for the distribution center, which includes receiving, warehousing, shipping and storage facilities, and we use approximately 310,000 square feet for the corporate headquarters.

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

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the ticker symbol FDO. At October 3, 2008, there were approximately 2,670 holders of record of our common stock. The accompanying tables give the high and low sales prices of our common stock and the dividends declared per share for each quarter of fiscal 2008 and 2007. We expect that dividends will continue to be declared quarterly for the foreseeable future.

Market Prices and Dividends

2008	High	Low	Dividend
First Quarter	$30.00	$21.03	$.11 1/2
Second Quarter	23.86	14.62	.12 1/2
Third Quarter	22.60	18.00	.12 1/2
Fourth Quarter	26.62	18.43	.12 1/2

2007	High	Low	Dividend
First Quarter	$30.91	$23.63	$.10 1/2
Second Quarter	33.31	27.39	.11 1/2
Third Quarter	34.16	28.05	.11 1/2
Fourth Quarter	35.42	24.23	.11 1/2

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended August 30, 2008, by us, on our behalf or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
June (6/1/08-7/5/08)	—	$—	—	5,907,386
July (7/6/08-8/2/08)	—	—	—	5,529,274
August (8/3/08-8/30/08)	—	—	—	5,338,456

Total	—	$—	—	5,338,456

(1)

On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to $150 million of our outstanding common stock from time to time as market conditions warrant. As of August 30, 2008, there was $133.0 million remaining under this authorization.

(2)	Includes amounts converted to shares using the closing stock price as of the end of the fiscal month.

Equity Compensation Plan Information

This information will be included in our proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2009, under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Stock Performance Graph

The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended August 30, 2008, compared with the cumulative total returns of the S&P 500 Index and the S&P General Merchandise Stores Index. The comparison assumes that $100 was invested in Family Dollar common stock on August 30, 2003, and, in each of the foregoing indices on August 30, 2003, and that dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended
(in thousands, except per share amounts and store data)	August 30, 2008	September 1, 2007	August 26, 2006(1)	August 27, 2005		August 28, 2004
Net sales	$6,983,628	$6,834,305	$6,394,772	$5,824,808		$5,281,888
Cost of sales and operating expenses	$6,618,322	$6,445,672	$6,077,467	$5,485,998	(2)	$4,878,526	(2)
Income before income taxes	$361,762	$381,896	$311,144	$342,795		$406,662
Income taxes	$128,689	$139,042	$116,033	$125,286		$148,758
Net income	$233,073	$242,854	$195,111	$217,509		$257,904

Diluted net income per common share	$1.66	$1.62	$1.26	$1.30		$1.50
Dividends declared	$68,537	$66,361	$62,757	$61,538		$56,077
Dividends declared per common share	$0.49	$0.45	$0.41	$0.37		$0.33

Total assets	$2,661,782	$2,624,156	$2,523,029	$2,409,501		$2,224,361
Working capital	$275,106	$406,977	$432,737	$460,157		$489,727
Long-term investment securities	$222,104	$—	$—	$—		$—
Long-term debt	$250,000	$250,000	$250,000	$—		$—
Shareholders’ equity	$1,254,083	$1,174,641	$1,208,393	$1,428,066		$1,337,082

Stores opened	205	300	350	500		500
Stores closed	64	43	75	68		61
Number of stores-end of year	6,571	6,430	6,173	5,898		5,466

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
AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for fiscal 2008, fiscal 2007 and fiscal 2006 and our expectations for fiscal 2009. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements which are included in this Report. Our discussion contains forward-looking statements which are based upon our current expectations and which involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the “Cautionary Statement Regarding Forward Looking Statements” in the General Information section of this Report and the “Risk Factors” listed in Part I, Item 1A of this Report.

Our fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2008 was a 52-week year, compared with a 53-week year in fiscal 2007. The second quarter of fiscal 2008 included 13 weeks compared with 14 weeks in the second quarter of fiscal 2007.

Fiscal 2008 Overview

Fiscal 2008 was a challenging year for our customers, as higher energy prices and inflation outpaced wage growth, unemployment rates increased, and consumer confidence fell dramatically. In addition, turmoil in the financial markets led to significant uncertainty throughout the economy. As a result, our customers increased their purchases of lower-margin consumable merchandise and constrained purchases of higher-margin discretionary merchandise, which pressured sales and cost of sales. Despite the challenging economic environment, we were able to produce solid results during fiscal 2008 due to our ability to adapt quickly to the changing environment. We adjusted our merchandise assortment to focus on consumable categories, lowered inventory levels related to discretionary merchandise to manage inventory risk, and worked aggressively to reduce our expenses. We also received some benefit to sales during the fourth quarter of fiscal 2008 as a result of the government stimulus program and additional advertising. As a result of these efforts, our performance in the second half of fiscal 2008 was stronger than our performance in the first half of fiscal 2008.

During fiscal 2008, as compared with fiscal 2007, our net sales increased 2.2% to $7.0 billion, our net income decreased 4.0% to $233.1 million, and our diluted net income per common share increased 2.5% to $1.66. The results for fiscal 2008 as compared with fiscal 2007 were negatively impacted by the loss of one week during the reporting period, as discussed above. Sales in comparable stores (stores open more than 13 months) for fiscal 2008, which were reported for the 52-week period ending August 30, 2008, compared with the 52-week period ending September 1, 2007, increased 1.2%. We believe that the difficult economic environment faced by our customers, including higher energy prices and inflationary pressures, contributed to the low single-digit comparable stores sales growth. The various components affecting our results for fiscal 2008 are discussed in more detail below.

During fiscal 2008, we continued to invest in our strategic initiatives designed to increase revenues and improve financial returns as discussed below:

•

As part of our Food Strategy, we installed refrigerated coolers in approximately 500 stores. As of August 30, 2008, approximately 5,600 stores had coolers for the sale of refrigerated food. In addition, we expanded the selling space for food in approximately 2,750 additional stores, and approximately 2,400 stores now accept food stamps.

•	We continued to develop our global sourcing group, which helped to strengthen the quality and value of merchandise within our Treasure Hunt Strategy and lower our costs.

•

As part of our Concept Renewal effort, we continued to incorporate improvements in store layout and design into new stores, and we renovated several markets to better understand the sustainability of performance improvements resulting from new layout and design elements.

•	We opened 205 stores and closed 64 stores as we continued to focus on improving new store performance.

•

As part of our Store of the Future Project, we introduced new technology in approximately 1,650 stores, bringing the total number of stores with the Store of the Future platform to approximately 2,400 stores as of August 30, 2008.

•

In connection with our Project Accelerate initiative, we began utilizing a new merchandise financial planning tool to support key merchandising decisions, and we implemented new category management processes. In addition, we created a structured framework for pricing decisions that enabled us to better balance the need for profitability with the customer’s perception of value.

Fiscal 2009 Outlook

During fiscal 2009, we plan to focus on driving revenues, mitigating risk and managing costs through the following key initiatives:

•

In conjunction with our Food Strategy, we plan to continue the expansion of our assortment of traffic-driving consumables, providing customers with more of what they need in a challenging economic environment.

•	To strengthen the Family Dollar brand with customers and to reinforce the values we offer, we plan to increase our marketing and promotional events.

•

We plan to continue the roll-out of our Store of the Future initiative, upgrading the technology platform in approximately 1,300 additional stores. We expect that roughly half of our stores will be able to accept credit cards during the fiscal 2009 holiday season.

•	To improve the customer’s shopping experience, we plan to renovate approximately 200 stores, leveraging key Concept Renewal principles.

•	We will begin the implementation of new assortment planning processes and space management tools as part of the continuation of our Project Accelerate initiative.

•

Through our price optimization work, the expansion of our private label offering and global sourcing efforts, we plan to continue to mitigate pricing pressure from rising commodity and raw material costs.

•

Reflecting the uncertainty that exists in the current economic environment, we will continue our measured pace of new store openings so that we can focus on improving our returns on existing assets. We expect to open approximately 200 stores and close approximately 75 stores.

For fiscal 2009, we expect comparable store sales to increase 1% to 3% from the comparable 52-week period in fiscal 2008. We expect to see continued pressure on cost of sales, as a percentage of net sales, as our customers continue to focus on lower-margin consumable merchandise and as diesel costs remain volatile. We believe that benefits from lower markdowns, global sourcing and improved inventory shrinkage could offset much of this pressure. While we will maintain a strong focus on controlling our cost structure, we expect selling, general and administrative (“SG&A”) expenses, as a percentage of net sales, to be primarily impacted by the level of comparable store sales growth. Based on these factors, we currently expect diluted net income per common share will be between $1.58 and $1.78 for fiscal 2009, compared to $1.66 in fiscal 2008.

Results of Operations

Net Sales

Our net sales in fiscal 2008 were $7.0 billion, an increase of approximately 2.2% ($149.3 million), as compared with an increase of approximately 6.9% ($439.5 million) in fiscal 2007. The increases in fiscal 2008 and in fiscal 2007 were attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 1.2% ($76.9 million) and 0.9% ($58.5 million), respectively, with the balance of the increases primarily relating to sales from new stores opened as part of our store growth program. Sales during fiscal 2008 were negatively impacted by the loss of one week during the reporting period, as discussed above.

In fiscal 2008, the customer count, as measured by the number of register transactions in comparable stores, was approximately flat, and the average customer transaction increased approximately 1.5% to $9.70, compared to fiscal 2007. We continue to believe that our customer is consolidating trips in response to economic pressures and the volatility of gasoline prices. In fiscal 2007, the customer count decreased slightly and the average transaction increased approximately 1% compared to fiscal 2006.

Sales during fiscal 2008 were strongest in Consumables, driven primarily by sales of food in connection with our Food Strategy. Sales of more discretionary merchandise, including Apparel and Accessories, Home Products, and Seasonal and Electronics, were weaker. See Item 1 “Business—Merchandise” elsewhere in this Report for a breakdown of the percentage of sales attributable to each product category during the last three fiscal years.

Sales during fiscal 2007 were strongest in Consumables, driven primarily by sales of food resulting from the implementation of our Food Strategy, and were weaker in Apparel and Accessories and Home Products. Sales of Seasonal and Electronics were impacted by increased sales of prepaid services, which are recorded on a net basis (only the markup on the sales of prepaid services is recorded as revenue).

During fiscal 2008, we opened 205 stores and closed 64 stores for a net addition of 141 stores, compared with the opening of 300 stores and closing of 43 stores for a net addition of 257 stores during fiscal 2007. We also expanded or relocated 27 stores in fiscal 2008, compared with 10 stores that were expanded or relocated in fiscal 2007. In addition, we renovated 70 stores in fiscal 2008, compared with 22 stores that were renovated in fiscal 2007.

During challenging environments, our customers are especially sensitive to promotions as they manage with less spending capacity. We increased our advertising efforts during fiscal 2008 to emphasize the value we offer on both consumable and discretionary merchandise. Advertising costs, net of co-op recoveries from vendors were $15.3 million, $4.1 million and $3.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. We traditionally advertise through circulars available in stores or circulars that are inserted in newspapers or mailed directly to consumers’ residences. In addition, we use limited advertising, including radio and grand-opening circulars, to support the opening of new stores.

Cost of Sales

Cost of sales increased approximately 2.8% ($125.6 million) in fiscal 2008 compared with fiscal 2007 and approximately 5.5% ($235.8 million) in fiscal 2007 compared with fiscal 2006. These increases primarily reflected the additional sales volume in each of the years. Cost of sales, as a percentage of net sales, was 66.4% in fiscal 2008, 66.0% in fiscal 2007 and 66.9% in fiscal 2006. The increase in cost of sales, as a percentage of net sales, during fiscal 2008, was due primarily to increased sales of lower-margin consumable merchandise.

The decrease in cost of sales, as a percentage of net sales, during fiscal 2007 compared with fiscal 2006, was due to the effect of an increase in sales of prepaid services, which are reported on a net basis, a more favorable merchandise sales mix, better merchandise markup and lower inventory shrinkage. These improvements were partially offset by higher markdown expense.

Selling, General and Administrative Expenses

SG&A expenses increased approximately 2.4% ($47.1 million) in fiscal 2008 compared with fiscal 2007, and approximately 10.1% ($177.4 million) in fiscal 2007 compared with fiscal 2006. The increases in these expenses were attributable primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.4% in fiscal 2008, 28.3% in fiscal 2007 and 27.5% in fiscal 2006. The increase in SG&A expenses, as a percentage of net sales, during fiscal 2008, was due primarily to an increase in occupancy costs (approximately 0.5% of net sales) and an increase in advertising costs (approximately 0.2% of net sales). In addition, most costs in fiscal 2008 were de-leveraged as a result of the low single-digit comparable store sales growth. These increases offset a decrease in insurance costs (approximately 0.5% of net sales) and a decrease in professional fees (approximately 0.4% of net sales). The increase in occupancy costs was primarily a result of changes in accrual estimates. In connection with the implementation of our new lease administration system and the increased visibility to the underlying lease information, we refined our accrual estimates related to store rental expenses. Advertising costs increased as we began to increase our marketing efforts during fiscal 2008. With respect to insurance costs, as we have worked to improve processes, inventory productivity, and store manager retention, we have experienced favorable trends in workers’ compensation and general liability claims, resulting in a decrease in our actuarily determined insurance liabilities. Costs associated with the stockholder derivative actions during fiscal 2007 were not incurred during fiscal 2008, resulting in a year over year decrease in professional fees.

The increase in SG&A expenses, as a percentage of net sales, in fiscal 2007 compared with fiscal 2006, was due primarily to low-single digit comparable store sales growth, the effect of an increase in sales of prepaid services, increased professional fees, and increased occupancy costs. The increase was partially offset by a decrease in insurance costs.

Litigation Charge

During the second quarter of fiscal 2006, we recorded a $45.0 million (a net impact of approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment. See Note 8 to the Consolidated Financial Statements included in this Report for more information. All other legal expenses during fiscal 2008, fiscal 2007 and fiscal 2006, including our defense costs related to the above-referenced case, were recorded in SG&A.

Interest Income

Interest income increased approximately 3.3% ($0.4 million) in fiscal 2008 compared with fiscal 2007 and approximately 54.2% ($3.8 million) in fiscal 2007 compared with fiscal 2006. The increase in 2008 was not material. The increase in fiscal 2007 was due to an increase in interest rates and an increase in investment securities.

Interest Expense

Interest expense decreased approximately 16.3% ($2.8 million) in fiscal 2008 compared with fiscal 2007 and increased approximately 33.1% ($4.3 million) in fiscal 2007 compared with fiscal 2006. The decrease in fiscal 2008 was due to an accounting policy change in the classification of tax-related interest and penalties in connection with our adoption of FIN 48. Tax-related interest and penalties were included in interest expense during fiscal 2007. The increase in interest expense during fiscal 2007 was due primarily to interest on taxes resulting from the Internal Revenue Service examination of our consolidated federal income tax returns for fiscal 2006, fiscal 2005 and fiscal 2004 and interest on state income taxes.

Income Taxes

The effective tax rate was 35.6% in fiscal 2008, 36.4% in fiscal 2007 and 37.3% in fiscal 2006. The decrease in the effective tax rate in fiscal 2008 compared with fiscal 2007 was due primarily to a decrease in the Company’s tax liabilities as a result of the expiration of certain statute of limitations with respect to uncertain tax positions and favorable settlements with taxing authorities. The decrease in the effective tax rate in fiscal 2007 compared with fiscal 2006 was a result of the positive impact of a retroactive reinstatement of federal jobs tax credits, an increase in tax-exempt interest income, and the effect of changes in reserves for state income tax contingencies.

Liquidity and Capital Resources

We have consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2008 was $515.7 million as compared to $415.8 million in fiscal 2007 and $451.0 million in fiscal 2006. These amounts have enabled us to fund our regular operating needs, capital expenditure program, cash dividend payments, and interest payments, as well as a significant portion of our share repurchases.

On January 31, 2008, we entered into an additional unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility has an initial term of 364 days and includes two one-year extensions that require lender consent. The credit facility also includes a one-year term-out option that does not require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The new credit facility noted above is in addition to our $350 million unsecured revolving credit facility expiring on August 24, 2011. Outstanding standby letters of credit ($185.9 million as of August 30, 2008) reduce the borrowing capacity of the $350 million facility. The $350 million facility also bears interest at a variable rate based on short-term market interest rates.

During fiscal 2008, we borrowed and repaid a total of $736.3 million under our credit facilities, compared with $26.0 million during fiscal 2007. The maximum outstanding borrowing amount during fiscal 2008 was $170.8 million. We had no borrowings against our credit facilities during fiscal 2006. The borrowings during fiscal 2008 were used to meet short-term liquidity needs resulting from seasonal inventory purchases and liquidity issues related to our investments in auction rate securities. See Note 2 to the Consolidated Financial Statements included in this Report for more information on our auction rate securities. The borrowings during fiscal 2007 were used to meet short-term liquidity needs resulting from the formation of our captive insurance subsidiary. During fiscal 2008, the credit facilities accrued interest at an average rate of 5.0%. As of August 30, 2008, the Company had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 30, 2008, the Company was in compliance with all such covenants.

Our inventories at the end of fiscal 2008 were 3.1% lower than at the end of fiscal 2007. Inventory per store at the end of fiscal 2008 was approximately 6% lower than inventory per store at the end of fiscal 2007, excluding merchandise in transit to the distribution centers. We continue to focus on inventory productivity and have worked aggressively to limit our inventory risk in more discretionary merchandise categories.

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

Capital expenditures for fiscal 2008 were $167.9 million, compared with $131.6 million in fiscal 2007 and $192.2 million in fiscal 2006. The increase in capital expenditures during fiscal 2008 as compared to fiscal 2007 was due to an increase in existing store improvements and upgrades and an increase in technology investments. The decrease in capital expenditures during fiscal 2007 as compared to fiscal 2006 was due primarily to a decrease in the number of new stores opened during fiscal 2007 as compared to fiscal 2006 and lower distribution and transportation investments. Offsetting some of the decrease was an increase in expenditures related to technology investments. Capital expenditures for fiscal 2009 are expected to be between $140 million and $160 million and relate primarily to new store openings, existing store expansions, relocations and renovations, distribution center improvements, and expenditures related to store technology infrastructure.

Capital spending plans, including store opening plans, are continuously reviewed and are subject to change. Cash flow from current operations is expected to be sufficient to meet planned liquidity and operational capital resource needs, including store expansion and other capital spending programs and share repurchases. In addition, as previously discussed, we have available two revolving credit facilities.

During fiscal 2008, we purchased 3.7 million shares of our common stock at a cost of $97.7 million. During fiscal 2007, we purchased 8.2 million shares at a cost of $257.5 million, and during fiscal 2006, we purchased 15.4 million shares at a cost of $367.3 million. As of August 30, 2008, we had outstanding authorizations to purchase a total of $133.0 million of our common stock.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of fiscal 2008, these cash and cash equivalents and investment securities balances were $0.5 million and $93.4 million, respectively.

Cash flows from operating activities

During fiscal 2008, cash provided by operating activities increased $100.0 million compared to fiscal 2007, primarily due to changes in merchandise inventories and other working capital items in the ordinary course of business. Merchandise inventories at the end of fiscal 2008 were 3.1% lower than at the end of fiscal 2007. Merchandise inventories at the end of fiscal 2007 were 2.7% higher than at the end of fiscal 2006. The change in the deferred income taxes, the income tax refund receivable, and income tax liabilities relate primarily to changes in the tax deductibility of insurance loss reserves in connection with the formation of our captive insurance subsidiary as well as reclassifications due to the implementation of FIN 48.

Cash flows from investing activities

Cash used for investing activities increased $7.7 million in fiscal 2008 as compared to fiscal 2007. The increase was due primarily to the increase in capital expenditures, as discussed above. The increase in capital expenditures was substantially offset by a decrease in the net purchase/sale of investment securities, which resulted from the liquidity issues in the auction rate securities market. See Note 2 to the Consolidated Financial Statements included in this Report for more information on our auction rate securities.

Cash flows from financing activities

Cash used in financing activities increased $28.4 million in fiscal 2008 as compared to fiscal 2007. The increase was primarily a result of a decrease in cash overdrafts as a result of the timing of payments at year end and a decrease in proceeds from the exercise of stock options. Lower expenditures related to stock repurchases offset some of the increase.

The following table shows our obligations and commitments to make future payments under contractual obligations at the end of fiscal 2008:

	Payments Due During the Period Ending
(in thousands) Contractual Obligations	Total	August 2009	August 2010	August 2011	August 2012	August 2013	Thereafter
Long-term debt	$250,000	$—	$—	$—	$16,200	$16,200	$217,600
Interest	91,916	13,387	13,387	13,387	12,609	11,760	27,386
Merchandise letters of credit	211,116	211,116	—	—	—	—	—
Operating leases	1,379,809	312,355	277,408	231,158	184,676	135,261	238,951
Construction obligations	5,805	5,805	—	—	—	—	—
Minimum royalties	15,900	1,950	2,350	2,550	2,750	2,800	3,500

Total	$1,954,546	$544,613	$293,145	$247,095	$216,235	$166,021	$487,437

At the end of fiscal 2008, approximately $63.1 million of the merchandise letters of credit were included in accounts payable and accrued liabilities on our Consolidated Balance Sheet. Most of our operating leases provide us with an option to extend the term of the lease at designated rates. See Item 2—“Properties” in this Report.

During the first quarter of fiscal 2008, we adopted FIN 48, which clarifies the accounting for income taxes recognized in an enterprise’s financial statements. In accordance with FIN 48, we have recorded $39.2 million in liabilities related to our uncertain tax positions as of August 30, 2008. At this time, we cannot reasonably determine the timing of any payments related to these liabilities, except for $1.5 million which were classified as current liabilities and may become payable within the next 12 months. See Note 6 to the Consolidated Financial Statements included in this Report for more information on our adoption of FIN 48.

The following table shows our other commercial commitments at the end of fiscal 2008:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$185,945
Surety bonds	47,722

Total	$233,667

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements. We adopted FIN 48 during the first quarter of fiscal 2008. See Note 6 to the Consolidated Financial Statements included in this Report.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the first annual period ending after November 15, 2007. The effective date has been delayed for non-financial assets and liabilities to the first annual period ending after November 15, 2008. We do not currently believe that SFAS 157 will have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not plan to elect the fair value option under SFAS 159.

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

Merchandise Inventories:

Our inventories are valued using the retail method, based on retail prices less mark-on percentages, which approximates the lower of first-in, first-out (FIFO) cost or market. We record adjustments to inventory through cost of goods sold when retail price reductions, or markdowns, are taken against on-hand inventory. In addition, we make estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation. These estimates and judgments are based on the application of a consistent methodology each period. While we believe that we have sufficient current and historical knowledge to record reasonable estimates for these components, if actual demand or market conditions are different than our projections, it is possible that actual results could differ from recorded estimates. This risk is generally higher for seasonal merchandise than for non-seasonal merchandise. We estimate inventory losses for damaged, lost or stolen inventory (inventory shrinkage) for the period from the most recent physical inventory to the financial statement date. The accrual for estimated inventory shrinkage is based on the trailing twelve-month actual inventory shrinkage rate. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2008.

Property and Equipment:

We state property and equipment at cost. We calculate depreciation for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five years) or the asset’s useful economic life. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. We generally do not assign salvage value to property and equipment. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, our impairment losses on fixed assets, which typically relate to normal store closings, have not been material to our financial position and results of operations. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2008.

Insurance Liabilities:

We are primarily self-insured for health care, property loss, workers’ compensation, and general liability costs. These costs are significant primarily due to the large number of our retail locations and Associates. Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. We review current and historical claims data in developing our estimates. We also use information provided by outside actuaries with respect to medical, workers’ compensation and general liability claims. The insurance liabilities we record are mainly influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims. The estimates of more recent claims are more volatile and more likely to change than older claims. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then we may be required to record additional expense or a reduction to expense which could be material to our reported financial condition and results of operations. During fiscal 2008, our insurance expense was favorably impacted by reductions in our actuarily determined insurance liabilities, resulting from favorable trends in workers’ compensation and general liability claims. See our SG&A discussion above for more information.

Contingent Income Tax Liabilities:

We are subject to routine income tax audits that occur periodically in the normal course of business. Our contingent income tax liabilities are estimated based on the methodology prescribed in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted as of the beginning of fiscal 2008. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements and are influenced by our historical audit experiences with various state and federal taxing authorities as well as by current income tax trends. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. See Note 6 to the Consolidated Financial Statements included in this Report for more information on our adoption of FIN 48.

Contingent Legal Liabilities:

We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate the claims and proceedings each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. There were no material changes in the estimates or assumptions used to determine contingent legal liabilities during fiscal 2008.

Stock-based Compensation Expense:

We adopted SFAS 123R during the first quarter of fiscal 2006. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. The determination of the fair value of employee stock options on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We also grant performance share rights and adjust compensation expense each quarter based on the ultimate number of shares expected to be issued. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the amount recorded in the current period. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2008. See Note 9 to the Consolidated Financial Statements included in this Report for more information on SFAS 123R.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During fiscal 2008, we incurred $1.7 million in interest expense related to our credit facilities. Interest incurred during fiscal 2007 and fiscal 2006 related to our credit facilities was not material. Our long-term debt bears interest at fixed rates.

Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of August 30, 2008, we recorded a $7.8 million unrealized loss ($4.9 million net of taxes) related to these investments and classified them as long-term assets on the Consolidated Balance Sheet. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer refinancings, settlements with broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Financial Statements included in this Report and “Risk Factors” set forth in Part I, Item 1A of this Report for more information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FAMILY DOLLAR STORES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Family Dollar Stores, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Family Dollar Stores Inc., and its subsidiaries at August 30, 2008, and September 1, 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A elsewhere in this Report. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

October 28, 2008

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except per share amounts)	August 30, 2008	September 1, 2007	August 26, 2006
Net sales	$6,983,628	$6,834,305	$6,394,772
Cost and expenses:
Cost of sales	4,637,826	4,512,242	4,276,466
Selling, general and administrative	1,980,496	1,933,430	1,756,001
Litigation charge	—	—	45,000

Cost of sales and operating expenses	6,618,322	6,445,672	6,077,467

Operating profit	365,306	388,633	317,305
Interest income	11,042	10,690	6,934
Interest expense	14,586	17,427	13,095

Income before income taxes	361,762	381,896	311,144
Income taxes	128,689	139,042	116,033

Net income	$233,073	$242,854	$195,111

Net income per common share—basic	$1.66	$1.63	$1.26

Weighted average shares—basic	140,193	149,141	154,967

Net income per common share—diluted	$1.66	$1.62	$1.26

Weighted average shares—diluted	140,494	149,599	155,124

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)	August 30, 2008	September 1, 2007
Assets
Current assets:
Cash and cash equivalents	$158,502	$87,176
Investment securities	—	197,495
Merchandise inventories	1,032,685	1,065,898
Deferred income taxes	87,715	89,612
Income tax refund receivable	7,007	44,394
Prepayments and other current assets	58,182	52,705

Total current assets	1,344,091	1,537,280
Property and equipment, net	1,071,883	1,060,678
Investment securities	222,104	—
Other assets	23,704	26,198

	$2,661,782	$2,624,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$570,699	$644,140
Accrued liabilities	496,820	486,163
Income taxes	1,466	—

Total current liabilities	1,068,985	1,130,303
Long-term debt	250,000	250,000
Deferred income taxes	50,998	69,212
Income taxes	37,716	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 144,132,321 shares at August 30, 2008, and 179,886,234 shares at September 1, 2007, and outstanding 139,704,542 shares at August 30, 2008, and 143,344,292 shares at September 1, 2007	14,413	17,989
Capital in excess of par	166,669	187,855
Retained earnings	1,170,652	1,722,859
Accumulated other comprehensive loss	(4,862)	—

	1,346,872	1,928,703

Less: common stock held in treasury, at cost (4,427,779 shares at August 30, 2008, and 36,541,942 shares at September 1, 2007)	92,789	754,062

Total shareholders’ equity	1,254,083	1,174,641

	$2,661,782	$2,624,156

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended August 30, 2008, September 1, 2007, and August 26, 2006

(in thousands, except per share and share amounts)	Common stock	Capital in excess of par	Retained earnings	Accumulated other Comprehensive loss	Treasury stock	Total
Balance, August 27, 2005
(188,871,738 shares common stock; 23,609,225 shares treasury stock)	$18,887	$133,743	$1,654,861	$—	$(379,425)	$1,428,066
Net income for the year			195,111			195,111
Issuance of 297,595 common shares under employee stock option plan, including tax benefits	30	7,344				7,374
Purchase of 4,745,293 common shares for treasury					(117,323)	(117,323)
Issuance of 5,591 shares of treasury stock under the Family Dollar 2000 Outside Directors Plan		46			90	136
Purchase and cancellation of 10,609,922 common shares	(1,061)	(8,092)	(240,849)			(250,002)
Stock-based compensation		7,788				7,788
Dividends on common stock, $.41 per share			(62,757)			(62,757)

Balance, August 26, 2006
(178,559,411 shares common stock; 28,348,927 shares treasury stock)	17,856	140,829	1,546,366	—	(496,658)	1,208,393
Net income for the year			242,854			242,854
Issuance of 1,326,823 common shares under incentive plans, including tax benefits	133	35,441				35,574
Purchase of 8,199,000 common shares for treasury					(257,523)	(257,523)
Issuance of 5,985 shares of treasury stock under incentive plans (Director compensation)		91			119	210
Stock-based compensation		11,494				11,494
Dividends on common stock, $.45 per share			(66,361)			(66,361)

Balance, September 1, 2007
(179,886,234 shares common stock; 36,541,942 shares treasury stock)	17,989	187,855	1,722,859	—	(754,062)	1,174,641
FIN 48 Adoption			912			912

Balance as adjusted, September 1, 2007	17,989	187,855	1,723,771	—	(754,062)	1,175,553
Net income for the year			233,073			233,073
Unrealized loss on investment securities (net of $3.0 million of taxes)				(4,862)		(4,862)

Comprehensive income						228,211
Issuance of 65,014 common shares under incentive plans, including tax benefits	6	201				207
Purchase of 3,719,054 common shares for treasury					(97,674)	(97,674)
Issuance of 14,290 shares of treasury stock under incentive plans (Director compensation)		(56)			302	246
Retirement of 35,818,927 shares of treasury stock	(3,582)	(37,408)	(717,655)		758,645	—
Stock-based compensation		16,077				16,077
Dividends on common stock, $.49 per share			(68,537)			(68,537)

Balance, August 30, 2008
(139,704,542 shares common stock; 4,427,779 shares treasury stock)	$14,413	$166,669	$1,170,652	$(4,862)	$(92,789)	$1,254,083

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	August 30, 2008	September 1, 2007	August 26, 2006
Cash flows from operating activities:
Net income	$233,073	$242,854	$195,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,598	144,060	134,637
Deferred income taxes	6,878	34,543	(41,274)
Stock-based compensation	10,073	11,013	7,931
Loss on disposition of property and equipment	6,298	3,715	5,603
Changes in operating assets and liabilities:
Merchandise inventories	33,213	(28,039)	52,932
Income tax refund receivable	37,387	(41,997)	(2,397)
Prepayments and other current assets	(5,477)	(23,813)	(4,113)
Other assets	2,798	375	1,968
Accounts payable and accrued liabilities	15,814	73,066	104,867
Income taxes	26,083	—	(4,272)

	515,738	415,777	450,993

Cash flows from investing activities:
Purchases of investment securities	(1,071,570)	(2,401,813)	(374,765)
Sales of investment securities	1,039,115	2,340,823	271,790
Capital expenditures	(167,932)	(131,594)	(192,173)
Proceeds from dispositions of property and equipment	831	749	1,800

	(199,556)	(191,835)	(293,348)

Cash flows from financing activities:
Revolving credit facility borrowings	736,300	26,000	—
Repayment of revolving credit facility borrowings	(736,300)	(26,000)	—
Issuance of long-term debt	—	—	250,000
Payment of debt issuance costs	(304)	—	(1,283)
Repurchases of common stock	(97,674)	(257,523)	(367,324)
Change in cash overdrafts	(79,727)	70,568	(9,171)
Proceeds from exercise of stock options	257	34,971	7,126
Excess tax benefits from stock-based compensation	—	1,295	240
Payment of dividends	(67,408)	(65,804)	(62,681)

	(244,856)	(216,493)	(183,093)

Net change in cash and cash equivalents	71,326	7,449	(25,448)
Cash and cash equivalents at beginning of year	87,176	79,727	105,175

Cash and cash equivalents at end of year	$158,502	$87,176	$79,727

Supplemental disclosures of cash flow information:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$6,579	$992	$1,985
Cash paid during the period for:
Interest, net of amounts capitalized	14,340	13,702	5,797
Income taxes, net of refunds	58,891	148,477	175,058

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

Fiscal year:

The Company’s fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2008 was a 52-week year, compared with a 53-week year in fiscal 2007 and a 52-week year in fiscal 2006.

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

Cash equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds and other overnight investments. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal. Payments due from banks for third-party credit card, debit card and electronic benefit transactions are generally processed within 24-72 hours and are classified as cash equivalents.

Investment securities:

The Company classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within shareholders’ equity. The Company’s investment securities currently consist of auction rate securities. See Note 2 for more information.

The Company’s wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with the Company’s retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of fiscal 2008, these cash and cash equivalents and investment securities balances were $0.5 million and $93.4 million, respectively.

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

Advertising costs:

Advertising costs, net of co-op recoveries from vendors, are expensed during the period of the advertisement and amounted to $15.3 million, $4.1 million and $3.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

Capitalized interest:

The Company capitalizes interest on borrowed funds during the construction of property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost.” The Company capitalized $0.8 million, $1.0 million and $0.9 million of interest costs during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Income taxes:

The Company records deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities. The Company estimates contingent income tax liabilities based on the methodology prescribed in Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 6 for more information on the Company’s income taxes and FIN 48.

Stock-based compensation:

The Company recognizes compensation expense related to its stock-based awards based on the grant-date fair value estimated in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The Company utilizes the Black-Scholes option-pricing model to estimate the grant-date fair value of its stock option awards. The grant-date fair value of the Company’s performance share rights awards is based on the stock price on the grant date. Compensation expense for the Company’s stock-based awards is recognized on a straight-line basis, net of estimated forfeitures, over the service period of each award. See Note 9 for more information on the Company’s stock-based compensation plans.

New accounting pronouncements:

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance regarding the recognition and measurement of tax positions and the related reporting and disclosure requirements. The Company adopted FIN 48 during the first quarter of fiscal 2008. See Note 6 to the Consolidated Financial Statements included in this Report.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the first annual period ending after November 15, 2007. The effective date has been delayed for non-financial assets and liabilities to the first annual period ending after November 15, 2008. The Company does not currently believe that SFAS 157 will have a material impact on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not plan to elect the fair value option under SFAS 159.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not currently believe that SFAS 162 will have a material impact on its Consolidated Financial Statements.

2.             Investment Securities

The Company accounts for its investment securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s investments are currently classified as available-for-sale due to the fact that the Company does not intend to hold the securities to maturity and does not purchase the securities for the purpose of selling them in the short-term to make a profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses, if any, reported as a component of shareholders’ equity.

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

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of August 30, 2008, all of the Company’s $230.0 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate its remaining auction rate securities at par through issuer refinancings, settlements with broker dealers, or upon maturity. During the fourth quarter of fiscal 2008, the Company liquidated $10.0 million of auction rate securities at par as a result of issuer refinancings.

The Company’s investments were classified as long-term assets on the Consolidated Balance Sheet as of August 30, 2008, due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity. The Company believes operating cash flows and existing credit facilities will provide sufficient liquidity for the Company’s ongoing operations and growth initiatives.

The Company’s auction rate securities portfolio has a very high credit quality. Substantially all of these securities are tax-exempt AAA rated bonds, which are collateralized by federally guaranteed student loans. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company recorded a temporary gross unrealized loss of $7.8 million ($4.9 million, net of taxes) as of August 30, 2008. The fair value of each security was determined through the use of a discounted cash flow analysis. The Company also considered information provided by its brokers. The term used in the analysis was based on management’s estimate of the timing of future liquidity. The discount rates used in the analysis were based on market rates for similar tax-exempt AAA rated securities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $1.4 million to $18.9 million.

The Company’s investments consisted of the following available-for-sale securities at the end of fiscal 2008 and fiscal 2007 (in thousands):

August 30, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction Rate Securities	$229,950	—	7,846	$222,104

September 1, 2007	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Auction Rate Securities and Variable Rate Demand Notes	$197,495	—	—	$197,495

Proceeds from sales of investment securities available-for-sale during fiscal 2008, fiscal 2007 and fiscal 2006 were $1.0 billion, $2.3 billion and $0.3 billion, respectively. No gains or losses were realized on those sales for fiscal 2008, fiscal 2007 and fiscal 2006.

3.             Property and Equipment:

(in thousands)	August 30, 2008	September 1, 2007
Buildings and building improvements	$509,793	$498,575
Furniture, fixtures and equipment	1,071,971	963,719
Transportation equipment	77,485	74,816
Leasehold improvements	341,061	325,489
Construction in progress	20,534	29,336

	2,020,844	1,891,935
Less accumulated depreciation and amortization	1,017,188	899,115

	1,003,656	992,820
Land	68,227	67,858

	$1,071,883	$1,060,678

4.             Current and Long-Term Debt:

Current and long-term debt consisted of the following at the end of fiscal 2008 and fiscal 2007:

(in thousands)	August 30, 2008	September 1, 2007
5.24% Notes	$81,000	$81,000
5.41% Notes	169,000	169,000

	250,000	250,000
Less: current portion	—	—

Long-term portion	$250,000	$250,000

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The proceeds of the Notes were used to repurchase shares of the Company’s common stock during fiscal 2006. The Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing in the sixth year, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year commencing on March 27, 2006. The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended. The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. At the end of fiscal 2008, the Company was in compliance with all such covenants.

On January 31, 2008, the Company entered into an additional unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility has an initial term of 364 days and includes two one-year extensions that require lender consent. The credit facility also includes a one-year term-out option that does not require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The new credit facility noted above is in addition to the Company’s $350 million unsecured revolving credit facility expiring on August 24, 2011. Outstanding standby letters of credit ($185.9 million as of August 30, 2008) reduce the borrowing capacity of the $350 million facility. The $350 million facility also bears interest at a variable rate based on short-term market interest rates.

During fiscal 2008, the Company borrowed a total of $736.3 million under the credit facilities, compared with $26.0 million during fiscal 2007. The maximum outstanding borrowing amount at any point during fiscal 2008 was $170.8 million. The Company had no borrowings against its credit facilities during fiscal 2006. The borrowings during fiscal 2008 were used to meet short-term liquidity needs resulting from seasonal inventory purchases and liquidity issues related to the Company’s investments in auction rate securities. See Note 2 above for more information on the Company’s auction rate securities. The borrowings during fiscal 2007 were used to meet short-term liquidity needs resulting from the formation of the Company’s captive insurance subsidiary. During fiscal 2008, the credit facilities accrued interest at an average rate of 5.0%. As of August 30, 2008, the Company had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 30, 2008, the Company was in compliance with all such covenants.

The estimated fair value of the Company’s long-term debt was $238.3 million as of August 30, 2008, and $229.4 million as of September 1, 2007, based on a discounted cash flow analysis using rates available to the Company on debt of the same remaining maturities. The fair value is less than the carrying value of the debt by $11.7 million as of August 30, 2008, and $20.6 million as of September 1, 2007.

5.             Accrued Liabilities:

(in thousands)	August 30, 2008	September 1, 2007
Compensation	$78,454	$76,458
Self-insurance liabilities	202,829	210,532
Taxes other than income taxes	76,146	67,359
Deferred rent	39,861	36,797
Litigation charge	45,000	45,000
Other	54,530	50,017

	$496,820	$486,163

6.             Income Taxes:

The provisions for income taxes in fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

(in thousands)	2008	2007	2006
Current:
Federal	$111,723	$79,100	$137,329
State	10,033	25,399	19,096

	121,756	104,499	156,425

Deferred:
Federal	1,555	38,074	(40,831)
State	5,378	(3,531)	439

	6,933	34,543	(40,392)

Total	$128,689	$139,042	$116,033

The following table summarizes the components of income tax expense in fiscal 2008, fiscal 2007 and fiscal 2006:

	2008		2007		2006
(in thousands)	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed federal income tax	$126,610	35.0%	$133,664	35.0%	$108,900	35.0%
State income taxes, net of federal income tax benefit	7,863	2.2	14,092	3.7	12,073	3.9
Valuation allowance	6,350	1.8	—	—	—	—
Other	(12,134)	(3.4)	(8,714)	(2.3)	(4,940)	(1.6)

Actual income tax expense	$128,689	35.6%	$139,042	36.4%	$116,033	37.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of the end of fiscal 2008 and the end of fiscal 2007, were as follows:

(in thousands)	August 30, 2008	September 1, 2007
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$73,621	$69,212

Deferred income tax assets:
Excess of tax over book basis of inventories	$14,511	$18,240
Nondeductible accruals for:
Insurance	30,871	18,253
Compensation	28,950	17,921
Deferred rent	14,492	12,554
Litigation charge	16,569	16,569
Other	11,294	6,075

Gross deferred income tax assets	116,687	89,612

Less valuation allowance	(6,350)	—

Net deferred tax assets	$110,337	$89,612

As of August 30, 2008, the Company has net operating loss carryforwards of $172.2 million in various states. These carryforwards expire at different intervals up to fiscal year 2028. Management considers all available evidence in determining the likelihood that a deferred tax asset will not be realized. As a result, the Company has established a valuation allowance as of August 30, 2008, related to these loss carryforwards.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective September 2, 2007. FIN 48 clarifies the accounting for uncertain income tax positions in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recorded a $13.4 million increase in the liability for unrecognized tax benefits and a $7.3 million increase related to interest and penalties for a total of $20.7 million. In addition, an increase in non-current deferred tax assets of $21.6 million was recorded resulting in an increase to retained earnings at September 2, 2007, of $0.9 million.

As of August 30, 2008, the Company had a FIN 48 liability of $39.2 million, including a gross unrecognized tax benefit of $31.5 million and accrued interest and penalties of $7.7 million. The non-current deferred tax asset balance was $22.6 million as of August 30, 2008. Effective with the adoption of FIN 48, the Company now classifies accrued interest expense and penalties related to uncertain tax positions as a component of income tax expense. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $15.7 million of the gross unrecognized tax benefits, including penalties and tax effected interest, would benefit the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at September 1, 2007	$38,351	$9,134	$47,485
Increases related to prior year tax positions	4,901	1,257	6,158
Decreases related to prior year tax positions	(1,897)	(384)	(2,281)
Increases related to current year tax positions	2,829	356	3,185
Decreases related to current year tax positions	—	—	—
Settlements during the period	(2,099)	(1,175)	(3,274)
Lapse of statute of limitations	(10,570)	(1,521)	(12,091)

Balance at August 30, 2008	$31,515	$7,667	$39,182

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. As of August 30, 2008, the Company was subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2005. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2004.

The amount of future unrecognized tax positions may be reduced because the statute of limitations has expired or the tax position is resolved with the taxing authority. The Company settled uncertain tax positions with taxing authorities during fiscal 2008. The settlements created a benefit to the effective rate in the amount of $1.2 million, including tax, interest and penalties. In addition, the statute of limitations expired with respect to uncertain tax positions resulting in a benefit to the effective rate of $1.5 million, including tax, interest and penalties. The gross unrecognized tax benefit decreased by $15.4 million related to these issues. It is reasonably possible that during the next 12 months the unrecognized tax benefit may be reduced by approximately $1.4 million due to audits by taxing authorities. Such unrecognized tax benefits relate primarily to state tax issues.

7.             Employee Benefit Plans:

Incentive compensation plan:

The Company has an incentive profit-sharing plan which allows for payments to certain employees and officers at an aggregate amount not to exceed 7% of the Company’s consolidated income before income taxes. Expenses under the profit-sharing plan were $8.7 million in fiscal 2008, $11.4 million in fiscal 2007 and $13.8 million in fiscal 2006.

Compensation deferral plans:

The Company has a voluntary compensation deferral plan, under Section 401(k) of the Internal Revenue Code, available to eligible employees. At the discretion of the Board of Directors, the Company makes contributions to the plan which are allocated to participants, and in which they become vested, in accordance with formulas and schedules defined by the plan. Company expenses for contributions to the plan were $2.8 million in fiscal 2008, $2.8 million in fiscal 2007 and $2.4 million in fiscal 2006, and are included in SG&A on the Consolidated Statements of Income.

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and bonuses. The plan is an unfunded nonqualified plan. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at specified future dates, upon retirement or death. The Company does not make contributions to this plan or guarantee earnings.

8.             Commitments and Contingencies:

Operating leases:

Rental expenses on all operating leases, both cancelable and non-cancelable, for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows:

(in thousands)	2008	2007	2006
Minimum rentals, net of minor sublease rentals	$371,639	$337,796	$301,241
Contingent rentals	4,553	5,306	4,643

	$376,192	$343,102	$305,884

The following table shows the Company’s obligations and commitments to make future payments under contractual obligations, including future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at the end of fiscal 2008:

	Payments Due During the Period Ending
(in thousands) Contractual Obligations	Total	August 2009	August 2010	August 2011	August 2012	August 2013	Thereafter
Long-term debt	$250,000	$—	$—	$—	$16,200	$16,200	$217,600
Interest	91,916	13,387	13,387	13,387	12,609	11,760	27,386
Merchandise letters of credit	211,116	211,116	—	—	—	—	—
Operating leases	1,379,809	312,355	277,408	231,158	184,676	135,261	238,951
Construction obligations	5,805	5,805	—	—	—	—	—
Minimum royalties	15,900	1,950	2,350	2,550	2,750	2,800	3,500

Total	$1,954,546	$544,613	$293,145	$247,095	$216,235	$166,021	$487,437

At the end of fiscal 2008, approximately $63.1 million of the merchandise letters of credit were included in accounts payable on the Company’s Consolidated Balance Sheet. Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

During the first quarter of fiscal 2008, the Company adopted FIN 48, which clarifies the accounting for income taxes recognized in an enterprise’s financial statements. In accordance with FIN 48, the Company recorded $39.2 million in liabilities related to its uncertain tax positions as of August 30, 2008. At this time the Company cannot reasonably determine the timing of any payments related to these liabilities, except for $1.5 million which were classified as current liabilities and may become payable within the next 12 months. See Note 6 above for more information on the Company’s adoption of FIN 48.

The following table shows the Company’s other commercial commitments at the end of fiscal 2008:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$185,945
Surety bonds	47,722

Total	$233,667

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

A jury trial was held in June 2005, in Tuscaloosa, Alabama, and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter. The case was subsequently retried to another Tuscaloosa jury, which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay, rather than as salaried exempt managers, and awarded damages. Subsequently, the Court ruled that the Company did not act in good faith in classifying the plaintiffs as exempt, and after making adjustments to the damages award based upon the filing of personal bankruptcy by certain plaintiffs, the Court entered a final modified judgment for approximately $35.6 million. The Company has appealed this final judgment to the United States Court of Appeals for the 11th Circuit and posted a bond to stay execution on the judgment pending such appeal. The Court of Appeals heard the parties’ oral arguments on the appeal in September 2008. The District Court will consider the plaintiffs’ motion for an award of attorneys’ fees and expenses at the conclusion of the appellate process.

As of August 30, 2008, the Company had accrued liabilities of $50.9 million with respect to this litigation, including $45.0 million recognized as a litigation charge in the second quarter of fiscal 2006 and $5.9 million related to previous charges and interest. During the appellate process, the Company will not be required to pay the amount of the judgment. Accordingly, this judgment will not have any impact on cash flow while the Company pursues its appellate rights with respect to this judgment.

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

In addition to the Morgan case described above, several cases have been filed by other plaintiffs making similar allegations against the Company, i.e., that the Company violated the FLSA or similar state laws by classifying the named plaintiffs and other current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. The complaints in each action request that the cases proceed as collective actions under the FLSA or as class actions under state law and request recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. Several of these cases have been dismissed or voluntarily withdrawn. The first two of those remaining cases are Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar, Inc., both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases are proceeding as approximately 90 individual plaintiff cases.

In addition to Grace and Ward, all other same or similar class or collective cases are now pending before the N.C. Federal Court. Other U.S. District Courts transferred five other individual cases from Alabama, Georgia, Ohio, Mississippi and Florida during the past year to the N.C. Federal Court. In addition, on April 8, 2008, the United States Judicial Panel on MultiDistrict Litigation entered an order in the remaining similar pending cases, transferring seven matters, originally filed in the United States District Courts in the states of Alabama, Arizona, Colorado, Tennessee, Texas, Pennsylvania and Florida, to the N.C. Federal Court for coordination of discovery with the other pending cases. Since that date, one additional case filed in Alabama has been transferred and consolidated for discovery with these cases, and one case has been dismissed.

Discovery in Grace and Ward will move forward on the merits of the individuals’ exemption claims. Discovery in the remaining twelve cases will be conducted regarding a determination whether the plaintiffs are “similarly situated” such that the cases should proceed as collective actions, or, in the case of the actions brought under state law, as class actions.

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

9.             Stock-Based Compensation:

The Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”) permits the granting of a variety of compensatory award types. The Company currently grants non-qualified stock options and performance share rights under the 2006 Plan. Shares issued related to stock options and performance share rights represent new issuances of common stock. A total of 12.0 million common shares are reserved and available for issuance under the 2006 Plan, plus any shares awarded under the Company’s previous plan (1989 Non-Qualified Stock Option Plan) that expire or are canceled or forfeited after the adoption of the 2006 Plan. As of August 30, 2008, there were 11.3 million shares remaining available for grant under the 2006 Plan. The Company also issues shares under the 2006 Plan in connection with director compensation. These shares are currently issued out of treasury stock and are not material.

The Company’s results for fiscal 2008, fiscal 2007 and fiscal 2006 include stock-based compensation expense of $11.3 million, $11.7 million and $17.6 million, respectively. These amounts are included within SG&A on the

Consolidated Statements of Income. The fiscal 2006 expenses included a $9.1 million ($5.7 million after taxes) cumulative charge to record non-cash stock-based compensation expense as a result of new measurement date determinations for certain historical stock option grants. Tax benefits recognized in fiscal 2008, fiscal 2007 and fiscal 2006 for stock-based compensation totaled $4.0 million, $4.4 million and $6.6 million, respectively.

Stock Options:

The Company’s stock option plans provide for grants of stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company’s practice for a number of years has been to make a single annual grant to all employees participating in the stock option program and generally to make other grants only in connection with employment or promotions. Options expire five years from the grant date and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of each option. The fair values of options granted were estimated using the following weighted-average assumptions:

	Years Ended
	August 30, 2008	September 1, 2007	August 26, 2006
Expected dividend yield	2.08%	1.78%	1.64%
Expected stock price volatility	29.00%	29.00%	30.00%
Weighted average risk-free interest rate	4.28%	4.57%	4.19%
Expected life of options (years)	4.45	4.49	4.57

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date. Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics. These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience. There were no significant changes made to the methodology used to determine the assumptions during fiscal 2008. The weighted-average grant-date fair value of stock options granted was $6.89 during fiscal 2008, $7.86 during fiscal 2007 and $5.62 during fiscal 2006.

The following table summarizes the transactions under the stock option plans during fiscal 2008:

(in thousands, except per share amounts)	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at September 1, 2007	4,595	$30.37
Granted	805	27.08
Exercised	(13)	20.50
Forfeited	(128)	27.01
Expired	(700)	31.60

Balance at August 30, 2008	4,559	$29.71	1.83	$3,731

Exercisable at August 30, 2008	2,072	$31.39	0.88	$1,508

The total intrinsic value of stock options exercised during fiscal 2008 was not material. During fiscal 2007 and fiscal 2006, the total intrinsic value of stock options exercised was $5.4 million and $0.7 million, respectively. As of August 30, 2008, there was approximately $6.9 million of unrecognized compensation cost related to outstanding stock options. The unrecognized compensation cost will be recognized over a weighted-average period of 2.3 years.

Performance Share Rights:

During the second quarter of fiscal 2006, the Company began granting performance share rights to key employees. Grants of performance share rights are made annually and generally, in connection with employment or promotion of participants in the 2006 Plan. Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group. Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth. The Compensation Committee of the Board of Directors establishes the peer group and performance metrics. The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter. The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group. The following table summarizes the transactions under the performance share rights program during fiscal 2008:

(in thousands, except per share amounts)	Performance Share Rights Outstanding	Weighted Average Grant-Date Fair Value
Nonvested—September 1, 2007	434	$27.19
Granted	258	26.96
Vested	(78)	29.33
Cancellations	(35)	27.29
Adjustments	17	N/A

Nonvested—August 30, 2008	596	$26.87

The grant-date fair value of the performance share rights is based on the stock price on the grant date. The weighted-average grant-date fair value of performance share rights granted was $26.96 during fiscal 2008, $29.40 during fiscal 2007 and $24.16 during fiscal 2006. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued. The adjustments of performance share rights outstanding in the table above represent the performance adjustment for shares vested during the period. The total fair value of performance share rights vested during fiscal 2008 was $2.3 million, compared with $1.7 million in fiscal 2007. No performance share rights vested during fiscal 2006. As of August 30, 2008, there was approximately $7.9 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis. The unrecognized compensation cost will be recognized over a weighted-average period of 1.6 years.

10.             Stock Repurchases:

During fiscal 2008, the Company purchased 3.7 million shares of its common stock at a cost of $97.7 million. During fiscal 2007, the Company purchased 8.2 million shares at a cost of $257.5 million, and during fiscal 2006, the Company purchased 15.4 million shares at a cost of $367.3 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On June 19, 2007, the Company announced that the Board of Directors authorized the purchase of up to 5.0 million shares of its outstanding common stock from time to time as market conditions warrant. This authorization was fully utilized during the first quarter of fiscal 2008. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $150 million of the Company’s common stock from time to time as market conditions warrant. As of August 30, 2008, the Company had $133.0 million remaining under this authorization. There is no expiration date governing the period during which share repurchases can be made pursuant to the above referenced authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

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

11.             Earnings per Share:

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (4.2 million, 2.4 million and 5.0 million shares for fiscal 2008, fiscal 2007 and fiscal 2006, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share amounts)	2008	2007	2006
Basic Net Income Per Share:
Net income	$233,073	$242,854	$195,111

Weighted average number of shares outstanding	140,193	149,141	154,967

Net income per common share—basic	$1.66	$1.63	$1.26

Diluted Net Income Per share:
Net income	$233,073	$242,854	$195,111

Weighted average number of shares outstanding	140,193	149,141	154,967
Effect of dilutive securities—stock options	47	318	31
Effect of dilutive securities—performance share rights	254	140	126

Weighted average shares—diluted	140,494	149,599	155,124

Net income per common share—diluted	$1.66	$1.62	$1.26

12.             Other Comprehensive Income:

As of August 30, 2008, the Company recorded unrealized losses related to its auction rate securities, as discussed in Note 2. The unrealized losses are shown net of tax in the comprehensive income table below.

	Years Ended
(in thousands)	August 30, 2008	September 1, 2007	August 26, 2006
Net income	$233,073	$242,854	$195,111
Other comprehensive income(loss):
Unrealized loss on investment securities	(4,862)	—	—

Comprehensive income	$228,211	$242,854	$195,111

13.             Segment Information:

The Company manages its business on the basis of one reportable segment. All of the Company’s operations are located in the United States. The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Years Ended
(in thousands)	August 30, 2008	September 1, 2007	August 26, 2006
Classes of similar products:
Consumables	$4,263,681	$4,019,592	$3,702,573
Home Products	1,002,110	1,035,276	972,005
Apparel and Accessories	915,155	982,926	920,847
Seasonal and Electronics	802,682	796,511	799,347

Net Sales	$6,983,628	$6,834,305	$6,394,772

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
Paper products
Candy, snacks and other food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies

Home Products	Domestics, including blankets, sheets and towels
Housewares
Giftware
Home décor

Apparel and Accessories	Men’s clothing
Women’s clothing
Boys’ and girls’ clothing
Infants’ clothing
Shoes
Fashion accessories

Seasonal and Electronics	Toys
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

14.             Unaudited Summaries of Quarterly Results:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$1,683,043	$1,832,611	$1,702,197	$1,765,777
Gross margin	576,025	599,083	589,442	581,252
Net income	51,946	63,303	64,673	53,151
Net income per common share(1)	$0.37	$0.45	$0.46	$0.38

2007
Net sales	$1,600,264	$1,947,380	$1,654,776	$1,631,885
Gross margin	552,882	652,510	577,011	539,660
Net income	54,124	90,543	60,374	37,813
Net income per common share(1)	$0.36	$0.60	$0.40	$0.26

(1)	Figures represent diluted earnings per share.

15.             Related Party Transactions:

The Company purchased a variety of merchandise in the ordinary course of business from entities owned or represented by non-employee family members of the Company’s Chairman of the Board and Chief Executive Officer. These transactions totaled approximately $0.8 million, $0.8 million and $1.3 million, in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 30, 2008.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of August 30, 2008, as stated in their attestation report which is included under Item 8 of this Report.

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
CORPORATE GOVERNANCE

The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2009 (the “2009 Proxy Statement”), under the captions “Election of Directors” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in the 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and also is incorporated herein by reference.

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

The information required by this item will be included in the Company’s 2009 Proxy Statement, under the captions “Compensation Discussion and Analysis,” “2008 Summary Compensation Table,” “2008 Grants of Plan-Based Awards,” “2008 Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to security ownership by beneficial owners and management will be included in the Company’s 2009 Proxy Statement, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference. The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item will be included in the Company’s 2009 Proxy Statement, under the captions “Transactions with Related Persons” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Company’s 2009 Proxy Statement, under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date October 28, 2008	By	/s/ HOWARD R. LEVINE
Howard R. Levine
Chairman of the Board
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HOWARD R. LEVINE Howard R. Levine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2008

/s/ KENNETH T. SMITH Kenneth T. Smith	Senior Vice President— Chief Financial Officer (Principal Financial Officer)	October 28, 2008

/s/ C. MARTIN SOWERS C. Martin Sowers	Senior Vice President—Finance (Principal Accounting Officer)	October 28, 2008

MARK R. BERNSTEIN*	Director

SHARON ALLRED DECKER*	Director

EDWARD C. DOLBY*	Director

GLENN A. EISENBERG*	Director

GEORGE R. MAHONEY, JR.*	Director

JAMES G. MARTIN*	Director

HARVEY MORGAN*	Director

DALE C. POND*	Director

*By	/s/ HOWARD R. LEVINE
Howard R. Levine
Attorney-in-fact
October 28, 2008

EXHIBIT INDEX

Exhibits incorporated by reference:

3.1	Restated Certificate of Incorporation, dated November 8, 2006 (filed as Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2006)

3.2	Bylaws (filed as Exhibit 3.2 (a) to the Company’s Report on Form 8-K filed August 22, 2008)

4.1	Sections FOURTH, SIXTH and SEVENTH of the Company’s Restated Certificate of Incorporation (included as Exhibit 3.1) and Articles II, VII, VIII, XII and XIV of the Company’s Bylaws (included as Exhibit 3.2)

4.2	Form of certificate representing shares of the Company’s Common Stock (filed as Exhibit 4.2 to the Company’s Form 10-K filing for the fiscal year ended August 27, 2005)

10.1	Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc., Family Dollar, Inc., and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015; and, $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015 (filed as Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

10.2	$350,000,000 Credit Agreement dated August 24, 2006, between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Fronting Bank, and various other Lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed August 28, 2006)

10.3	Letter Agreement dated December 8, 2006, between the Company, Family Dollar, Inc., Wachovia Bank, National Association as the Administrative Agent and the Lenders (filed as Exhibit 10 to the Company’s Report on Form 8-K filed December 14, 2006)

10.4	Consent dated December 19, 2006, between the Company, Family Dollar, Inc., the Subsidiary Guarantors, Wachovia Bank, National Association as the Administrative Agent and the Lenders (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed December 22, 2006)

10.5	Letter Agreement dated December 19, 2006, between the Company, Family Dollar, Inc., and various institutional accredited investors (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed December 22, 2006)

10.6	$250 million 364-Day Credit Agreement between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender, and various other lenders named therein (filed as Exhibit 10.35 to the Company’s Report on Form 8-K filed February 4, 2008)

*10.7	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Report on Form 8-K filed October 2, 2002)

*10.8	Employment Agreement dated August 18, 2005, between the Company and Howard R. Levine (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed August 24, 2005)

*10.9	First Amendment to Employment Agreement dated August 17, 2006, between the Company and Howard R. Levine (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed August 21, 2006)

*10.10	Employment Agreement effective October 7, 2008, between the Company and Howard R. Levine (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed October 14, 2008)

*10.11	Employment Agreement dated August 18, 2005, between the Company and R. James Kelly (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed August 24, 2005)

*10.12	First Amendment to Employment Agreement dated August 17, 2006, between the Company and R. James Kelly (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed August 21, 2006)

*10.13	Employment Agreement effective October 7, 2008, between the Company and R. James Kelly (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed October 14, 2008)

*10.14	Employment Agreement dated November 4, 2005, between the Company and Charles S. Gibson, Jr. (filed as Exhibit 10.32 to the Company’s Form 10-K for the fiscal year ended on August 27, 2005)

*10.15	Employment Agreement dated November 22, 2005, between the Company and Robert A. George (filed as Exhibit 10 to the Company’s Report on Form 8-K filed November 25, 2005)

*10.16	Form of Severance Agreement for Executive Vice Presidents (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed October 14, 2008)

*10.17	Form of Severance Agreement for Senior Vice Presidents (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed October 14, 2008)

*10.18	Medical Expense Reimbursement Plan, amended as of November 2, 2004 (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended August 28, 2004)

*10.19	Summary of Family Dollar Stores, Inc., Executive Supplemental Disability Income Plan (filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.20	Family Dollar Stores, Inc., Executive Life Plan (filed as Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.21	Relocation Policy applicable to executive officers of the Company (filed as Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.22	Amended and Restated Family Dollar Compensation Deferral Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 1, 2008)

*10.23	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2007 (filed as Exhibit 10.50 to the Company’s Form 10-K for the fiscal year ended August 26, 2006)

*10.24	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2008 (filed as Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended September 1, 2007)

*10.25	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2009 (filed under Item 5.02 in the Company’s Report on Form 8-K filed October 14, 2008)

*10.26	Family Dollar Stores, Inc., 2006 Incentive Plan (filed as Exhibit 10 to the Company’s Form 8-K filed with the SEC on January 22, 2008)

*10.27	Family Dollar Stores Inc., 2006 Incentive Plan Directors’ Share Awards Guidelines (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed August 21, 2006)

*10.28	Family Dollar Stores Inc., 2006 Incentive Plan 2006 Non-Qualified Stock Option Grant Program (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed January 25, 2006)

*10.29	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10.6 to the Company’s Report on Form 8-K filed October 14, 2008)

*10.30	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards (filed as Exhibit 10.5 to the Company’s Report on Form 8-K filed October 14, 2008)

*10.31	Form of Performance Share Rights Award Certificate Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed September 29, 2005)

*10.32	Stipulation and Agreement of Compromise, Settlement and Release (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on June 26, 2007)

*10.33	Resolution of the Compensation Committee of the Board of Directors, adopted June 25, 2007, regarding relinquished stock options (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on June 26, 2007)

*10.34	Summary of compensation arrangements of the Company’s Chief Financial Officer (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 2, 2007)

*10.35	Summary of compensation arrangements of the Company’s Board of Directors (filed as Exhibit 10.34 to the Company’s Report on Form 10-K for the fiscal year ended September 1, 2007)

Exhibits filed herewith:

*10.36	Family Dollar Stores, Inc., 1989 Non-Qualified Stock Option Plan

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit represents a management contract or compensatory plan