Form 10-Q
period 2008-11-29
FAMILY DOLLAR STORES INC
filed 2009-01-07
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 29, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 26, 2008
Common Stock, $0.10 par value	139,912,748 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	November 29, 2008	August 30, 2008
Assets
Current assets:
Cash and cash equivalents	$152,571	$158,502
Merchandise inventories	1,091,947	1,032,685
Deferred income taxes	94,821	87,715
Income tax refund receivable	—	7,007
Prepayments and other current assets	57,529	58,182

Total current assets	1,396,868	1,344,091

Property and equipment, net	1,060,560	1,071,883
Investment securities	216,819	222,104
Other assets	23,963	23,704

	$2,698,210	$2,661,782

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$553,905	$570,699
Accrued liabilities	479,301	496,820
Income taxes	29,809	1,466

Total current liabilities	1,063,015	1,068,985

Long-term debt	250,000	250,000
Deferred income taxes	48,674	50,998
Income taxes	39,618	37,716
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 144,340,177 shares at November 29, 2008, and 144,132,321 shares at August 30, 2008, and outstanding 139,912,398 shares at November 29, 2008, and 139,704,542 shares at August 30, 2008	14,434	14,413
Capital in excess of par	170,709	166,669
Retained earnings	1,212,450	1,170,652
Accumulated other comprehensive loss	(7,901)	(4,862)

	1,389,692	1,346,872

Less: common stock held in treasury, at cost (4,427,779 shares at November 29, 2008, and at August 30, 2008)	92,789	92,789

Total shareholders’ equity	1,296,903	1,254,083

	$2,698,210	$2,661,782

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	November 29, 2008	December 1, 2007
Net sales	$1,753,833	$1,683,043

Cost and expenses:
Cost of sales	1,139,380	1,107,018
Selling, general and administrative	522,049	490,885

Cost of sales and operating expenses	1,661,429	1,597,903

Operating profit	92,404	85,140

Interest income	3,599	2,085

Interest expense	3,217	4,611

Income before income taxes	92,786	82,614

Income taxes	33,497	30,668

Net income	$59,289	$51,946

Net income per common share — basic	$0.42	$0.37

Weighted average shares — basic	139,817	140,936

Net income per common share — diluted	$0.42	$0.37

Weighted average shares — diluted	140,237	141,324

Dividends declared per common share	$0.125	$0.115

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(in thousands)	November 29, 2008	December 1, 2007
Cash flows from operating activities:
Net income	$59,289	$51,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,815	38,058
Deferred income taxes	(7,085)	(27,696)
Stock-based compensation	2,673	2,536
Loss on disposition of property and equipment	1,652	1,466
Changes in operating assets and liabilities:
Merchandise inventories	(59,262)	(55,915)
Income tax refund receivable	7,007	44,394
Prepayments and other current assets	653	(5,479)
Other assets	(259)	72
Accounts payable and accrued liabilities	(65,137)	(66,777)
Income taxes	29,790	72,132

	7,136	54,737

Cash flows from investing activities:
Purchases of investment securities	—	(535,655)
Sales of investment securities	400	602,925
Capital expenditures	(28,167)	(36,563)
Proceeds from dispositions of property and equipment	23	173

	(27,744)	30,880

Cash flows from financing activities:
Revolving credit facility borrowings	—	404,300
Repayment of revolving credit facility borrowings	—	(350,800)
Repurchases of common stock	—	(80,709)
Change in cash overdrafts	30,797	(34,285)
Proceeds from exercise of stock options	1,344	81
Payment of dividends	(17,464)	(16,320)

	14,677	(77,733)

Net change in cash and cash equivalents	(5,931)	7,884
Cash and cash equivalents at beginning of period	158,502	87,176

Cash and cash equivalents at end of period	$152,571	$95,060

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 29, 2008; the results of operations for the first quarter ended November 29, 2008 (“first quarter of fiscal 2009”), and December 1, 2007 (“first quarter of fiscal 2008”); and the cash flows for the first quarter of fiscal 2009 and first quarter of fiscal 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008 (“fiscal 2008”).

The results of operations for the first quarter of fiscal 2009 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the first quarter of fiscal 2008 have been made to conform to the presentation for the first quarter of fiscal 2009.

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

2.	In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the first annual period beginning after November 15, 2007. The effective date has been delayed for non-financial assets and liabilities to the first annual period beginning after November 15, 2008. The Company adopted SFAS 157 during the first quarter of fiscal 2009. The adoption of SFAS 157 did not have a material impact on the Company’s Consolidated Condensed Financial Statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy which prioritizes the inputs used to measure fair value into three levels, with Level 1 being of the highest priority.

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Inputs that are unobservable for the asset or liability.

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy for its financial assets that are required to be measured at fair value as of November 29, 2008:

	November 29, 2008
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$51,600	$51,600	$—	$—
Investment securities:
Auction rate securities	216,819	—	—	216,819

Total	$268,419	$51,600	$—	$216,819

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds and other overnight investments.

Investment Securities

The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s investments are currently classified as available-for-sale due to the fact that the Company does not intend to hold the securities to maturity and does not purchase the securities for the purpose of selling them in the short-term to make a profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses, if any, reported as a component of shareholders’ equity.

The Company’s investment securities currently consist of auction rate securities that were measured at fair value using Level 3 inputs. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). The Company generally has the opportunity to sell its investments during such periodic auctions subject to the availability of buyers.

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of November 29, 2008, all of the Company’s $229.6 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate its remaining auction rate securities at par through issuer calls or refinancings, settlements with broker dealers, or upon maturity. During the first quarter of fiscal 2009, the Company liquidated $0.4 million of auction rate securities at par as a result of an issuer call. Since the auctions began failing in the second quarter of fiscal 2008, the Company has liquidated $10.4 million of its auction rate securities at par as a result of issuer calls or refinancings.

The Company’s investments were classified as long-term assets on the Consolidated Condensed Balance Sheet as of November 29, 2008, due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity. The Company believes operating cash flows and existing credit facilities will provide sufficient liquidity for the Company’s ongoing operations and growth initiatives.

The credit quality of the Company’s auction rate securities portfolio remains high (83% AAA-rated, 2% AA-rated, and 15% A-rated as of November 29, 2008), with substantially all of the securities being tax-exempt bonds, which are collateralized by federally guaranteed student loans. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company recorded a temporary gross unrealized loss of $12.7 million ($7.9 million, net of taxes) as of November 29, 2008. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or settled with broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar tax-exempt securities with comparable ratings. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $4.5 million to $25.1 million.

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the first quarter of fiscal 2009:

(in thousands)	Fair Value
Balance at August 30, 2008	$222,104
Unrealized loss included in other comprehensive income	(4,885)
Net sales/settlements	(400)

Balance at November 29, 2008	$216,819

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option under SFAS 159.

3.	On December 18, 2008, the Company entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility replaces the Company’s $250 million unsecured revolving credit facility that was scheduled to mature on January 29, 2009. The credit facility has an initial term of 364 days and includes two one-year extensions that require lender consent. The credit facility also includes a one year term-out option that does not require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates.

The Company also maintains a $350 million unsecured revolving credit facility expiring on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($196.6 million as of November 29, 2008) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first quarter of fiscal 2009. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 29, 2008, the Company was in compliance with all such covenants.

4.	During the first quarter of fiscal 2009, the Company did not purchase any shares of its common stock. During the first quarter of fiscal 2008, the Company purchased 2.9 million shares of its common stock at a cost of $80.7 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to $150 million of the Company’s common stock from time to time as market conditions warrant. As of November 29, 2008, the Company had $133.0 million remaining under this authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

5.	Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (3.5 million shares for the quarter ended November 29, 2008, and 3.9 million shares for the quarter ended December 1, 2007). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended
(in thousands, except per share amounts)	November 29, 2008	December 1, 2007
Basic Net Income Per Share:
Net income	$59,289	$51,946

Weighted average number of shares outstanding	139,817	140,936

Net income per common share — basic	$0.42	$0.37

Diluted Net Income Per Share:
Net income	$59,289	$51,946

Weighted average number of shares outstanding	139,817	140,936
Effect of dilutive securities — stock options	132	95
Effect of dilutive securities — performance share rights	288	293

Weighted average shares — diluted	140,237	141,324

Net income per common share — diluted	$0.42	$0.37

6.	On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. The Complaint alleged that the Company violated the Fair Labor Standards Act (“FLSA”) by classifying the named plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. The court allowed the case to proceed as a “collective action” and notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 then current employees. After rulings by the Court on motions to dismiss certain plaintiffs filed by the Company, 1,424 plaintiffs remained in the case at the commencement of trial.

A jury trial was held in June 2005, in Tuscaloosa, Alabama, and ended with the judge declaring a mistrial after the jury was unable to reach a unanimous decision in the matter. The case was subsequently retried before another Tuscaloosa jury, which found that the Company should have classified the Store Manager plaintiffs as hourly employees entitled to overtime pay, rather than as salaried exempt managers, and awarded damages. Subsequently, the Court ruled that the Company did not act in good faith in classifying the plaintiffs as exempt, and after making adjustments to the damages award based upon the filing of personal bankruptcy by certain plaintiffs, the Court entered a final modified judgment for approximately $35.6 million. The District Court advised that it would consider the plaintiffs’ motion for an award of attorneys’ fees and expenses at the conclusion of the appellate process.

The Company appealed this final judgment to the United States Court of Appeals for the 11th Circuit. On December 16, 2008, the Court of Appeals issued a ruling affirming the judgment of the District Court. The Company plans to petition the United States Supreme Court to grant certiorari for review of this ruling.

As of November 29, 2008, the Company had accrued liabilities of approximately $51.1 million with respect to this litigation, including $45.0 million recognized as a litigation charge in the second quarter of fiscal 2006 and $6.1 million related to previous charges and ongoing interest.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated. The Company believes that it has meritorious positions on appeal, but the outcome of any litigation is uncertain. Therefore, the Company has accrued liabilities with respect to this litigation, as discussed above. While the Company is currently unable to quantify the impact of such a determination, if the Company determines that a reclassification of some or all of its Store Managers as non-exempt employees under the FLSA is required, such action could have a material adverse effect on the Company’s financial position, liquidity or results of operation.

In addition to the Morgan case described above, since 2004, numerous cases have been filed by other plaintiffs making similar allegations against the Company, i.e., that the Company violated the FLSA or similar state laws by classifying the named plaintiffs and other current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. The complaints in each action request that the cases proceed as collective actions under the FLSA or as class actions under state law and request recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. Several of these cases have been dismissed or voluntarily withdrawn.

The first two of those remaining cases are Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar, Inc., both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases are proceeding as approximately 80 individual plaintiff cases.

In addition to Grace and Ward, a total of twelve other same or similar class or collective cases are now pending, all of which are before the N.C. Federal Court. All of these cases have been either transferred by U.S. District Courts in various states to the N.C. Federal Court or were the subject of an order entered by the United States Judicial Panel on MultiDistrict Litigation transferring the cases which were originally filed in the United States District Courts in various states to the N.C. Federal Court for coordination of discovery with the other pending cases.

While discovery in all of the cases has been stayed for the conduct of settlement discussions between the parties, the Company anticipates that discovery in the Grace and Ward cases will move forward on the merits of the individual’s exemption claims and discovery in the remaining cases will be conducted regarding a determination whether the plaintiffs are “similarly situated” such that the cases should proceed as collective actions, or, in the case of the actions brought under state law, as class actions.

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

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama captioned Scott, et al v. Family Dollar Stores, Inc. alleging discriminatory pay practices with respect to the Company’s female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female store managers. The plaintiffs seek recovery of compensatory and punitive money damages, recovery of attorneys’ fees and equitable relief. The case has been transferred to the N.C. Federal Court. The Company intends to vigorously defend the allegations in the Scott case, however no assurances can be given that the Company will be successful in the defense of this action.

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

7.	The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective September 2, 2007. FIN 48 clarifies the accounting for uncertain income tax positions in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective with the adoption of FIN 48, the Company classifies accrued interest expense and penalties related to uncertain tax positions as a component of income tax expense.

During the first quarter of fiscal 2009, liabilities for unrecognized tax benefits increased by $1.3 million and accrued interest and penalties increased by $0.8 million. As of November 29, 2008, the Company had a liability for uncertain tax positions of $41.2 million, of which $17.1 million would, if recognized, affect the Company’s effective tax rate.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. As of November 29, 2008, the Company was subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2005. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2004.

The amount of future unrecognized tax positions may be reduced because the statute of limitations has expired or the tax position is resolved with the taxing authority. It is reasonably possible that during the next 12 months the unrecognized tax benefit may be reduced by a range of zero to $9.3 million due to audits by taxing authorities. Such unrecognized tax benefits relate primarily to state tax issues.

8.	As of November 29, 2008, the Company recorded unrealized losses related to its auction rate securities, as discussed in Note 2. The unrealized losses are shown net of tax in the comprehensive income table below.

	Quarter Ended
(in thousands)	November 29, 2008	December 1, 2007
Net income	$59,289	$51,946

Other comprehensive income (loss):
Unrealized loss on investment securities	(7,901)	—

Comprehensive income	$51,388	$51,946

9.	The Company manages its business on the basis of one reportable segment. All of the Company’s operations are located in the United States. The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Quarter Ended
(in thousands)	November 29, 2008	December 1, 2007
Classes of similar products:
Consumables	$1,155,054	$1,023,275
Home Products	233,592	248,653
Apparel and Accessories	186,100	216,468
Seasonal and Electronics	179,087	194,647

Net sales	$1,753,833	$1,683,043

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended November 29, 2008, and December 1, 2007 (“first quarter of fiscal 2009” and “first quarter of fiscal 2008”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 30, 2008 (“fiscal 2008”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2008. This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2008.

Results of Operations

First Quarter Results and Fiscal 2009 Outlook

During the first quarter of fiscal 2009, as compared with the first quarter of fiscal 2008, our net sales increased 4.2% to $1.8 billion, our net income increased 14.1% to $59.3 million, and our diluted net income per common share increased 13.5% to $0.42. Sales in comparable stores (stores open more than 13 months) for the first quarter of fiscal 2009, which were reported for the 13-week period ending November 29, 2008, compared with the 13-week period ending December 1, 2007, increased 2.1%. Despite the difficult economic environment, we were able to produce strong results during the first quarter of fiscal 2009 as a result of increased sales of consumable merchandise and improvements in cost of sales, as a percentage of net sales. The various components affecting our results for the first quarter of fiscal 2009 are discussed in more detail below.

During the first quarter of fiscal 2009, we focused on driving revenues, mitigating risk and managing costs through the following key initiatives:

•

In conjunction with our Food Strategy, we continued the expansion of our assortment of traffic-driving consumables, providing customers with more of what they need in a challenging economic environment.

•	To strengthen the Family Dollar brand with customers and to reinforce the values we offer, we increased our marketing and promotional events.

•

We continued the roll-out of our Store of the Future initiative, upgrading the technology platform in approximately 600 additional stores. As of November 29, 2008, approximately 3,000 stores were operating on the Store of the Future platform. In today’s economic environment, more families are relying on the federal government’s food stamp program. To leverage this opportunity, we plan to accelerate our Store of the Future roll-out to approximately 2,300 stores during fiscal 2009 to facilitate the acceptance of food stamps. At the end of fiscal 2009, we expect to have approximately 4,700 stores operating on the Store of the Future platform.

•

Through our price optimization work, the continued development of our private label offering and global sourcing efforts, we worked to offset the impact of the shift in the merchandise mix to more lower-margin consumable merchandise.

•

Reflecting the uncertainty that exists in the current economic environment, we continued our measured pace of new store openings so that we can focus on improving our returns on existing assets. We opened 65 stores and closed 19 stores.

Based on the operating results for the first quarter of fiscal 2009, as discussed below, and our plans for the remainder of the year, we currently expect diluted net income per common share to be between $1.63 and $1.81 for fiscal 2009, compared to $1.66 in fiscal 2008. We currently expect diluted net income per common share to be between $0.48 and $0.52 for the second quarter of fiscal 2009, compared to $0.45 in the second quarter of fiscal 2008. We currently expect sales in comparable stores to increase 3% to 5% in the second quarter of fiscal 2009 and 2% to 4% in fiscal 2009.

Net Sales

Net sales in the first quarter of fiscal 2009 were $1.8 billion, an increase of 4.2% ($70.8 million), as compared with an increase of 5.2% ($82.8 million) in the first quarter of fiscal 2008. The increase in the first quarter of fiscal 2009 was attributable, in part, to increased sales in comparable stores (stores open more than 13 months) of 2.1%, with the balance of the increase primarily relating to sales from new stores opened as part of our store growth program. The increase in sales in comparable stores resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores and an increase in the dollar value of the average customer transaction. Sales during the first quarter of fiscal 2009 were strongest in Consumables, driven primarily by sales of food. Sales in more discretionary categories continued to be weak, reflecting the current economic environment. In addition, sales during the first quarter of fiscal 2009 were adversely impacted by one less week of holiday sales (post-Thanksgiving sales) resulting from a later Thanksgiving this year and the movement of our first of the month advertising circular into the second quarter of fiscal 2009.

The average number of stores in operation during the first quarter of fiscal 2009 was 2.2% higher than the average number of stores in operation during the first quarter of fiscal 2008. We had 6,617 stores in operation at the end of the first quarter of fiscal 2009, compared with 6,477 stores in operation at the end of the first quarter of fiscal 2008, representing an increase of 2.2%.

Cost of Sales

Cost of sales increased 2.9% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.0% in the first quarter of fiscal 2009 and 65.8% in the first quarter of fiscal 2008. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower seasonal markdowns, lower freight expense, lower inventory shrinkage, and higher purchase mark-ups, which more than offset the effect of stronger sales of lower-margin consumable merchandise. Our continued focus on improving inventory productivity and managing inventory risk led to lower seasonal markdowns. We believe that lower inventory levels, in conjunction with improvements in store manager retention, also contributed to improvements in inventory shrinkage. Freight expense benefited from lower diesel costs and increased transportation productivity and efficiency. The increase in purchase mark-ups was due primarily to our price optimization work and global sourcing efforts.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 6.3% in the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008. The increases in these expenses were due primarily to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 29.8% in the first quarter of fiscal 2009 and 29.2% in the first quarter of fiscal 2008. The increase in SG&A expenses, as a percentage of net sales, was due primarily to an increase in insurance expense (approximately 0.6% of net sales) and an increase in occupancy costs (approximately 0.3% of net sales). Most other costs in the first quarter of fiscal 2009, including payroll expenses, were leveraged as a result of a 2.1% increase in comparable store sales and our focus on expense control. The increase in insurance expense, as a percentage of net sales, is due primarily to the effect of a significant decrease in insurance expense during the first quarter of fiscal 2008. We began to see a reduction in workers’ compensation and general liability expenses during the first quarter of fiscal 2008 as a result of improvements in processes, inventory productivity, and store manager retention. While we continued to see favorable trends in the number of workers’ compensation and general liability claims during the first quarter of fiscal 2009, the impact on our insurance expense was not as favorable, primarily due to an increase in the severity of the claims. In addition, property damage from hurricanes Gustav and Ike and a limited number of large medical claims resulted in higher insurance expense during the first quarter of fiscal 2009. We expect insurance expense, as a percentage of net sales, to continue to increase during the remainder of fiscal 2009, as compared to fiscal 2008. The increase in occupancy costs, as a percentage of net sales, is due primarily to increases in store rental expenses, primarily property taxes, and an increase in utility costs.

Interest Income

Interest income increased 72.6% ($1.5 million) in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. The increase in interest income was due to an increase in investment securities and interest rates.

Interest Expense

Interest expense decreased 30.2% ($1.4 million) in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. There were no borrowings under our revolving credit facilities during the first quarter of fiscal 2009, resulting in a decrease in interest expense. During the first quarter of fiscal 2008, we incurred $1.5 million in interest expense related to our revolving credit facilities.

Income Taxes

The effective tax rate was 36.1% for the first quarter of fiscal 2009 compared with 37.1% for the first quarter of fiscal 2008. The decrease in the effective tax rate was primarily the result of certain federal jobs tax credits available during the first quarter of fiscal 2009 but not available during the first quarter of fiscal 2008, and an increase in tax-exempt interest income.

Liquidity and Capital Resources

We have consistently maintained a strong liquidity position. Cash provided by operating activities during the first quarter of fiscal 2009 was $7.1 million as compared to $54.7 million in the first quarter of fiscal 2008. These amounts have enabled us to fund our regular operating needs, capital expenditure program, cash dividend payments, and interest payments, as well as a significant portion of our share repurchases. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

On December 18, 2008, we entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility replaces our $250 million unsecured revolving credit facility that was scheduled to mature on January 29, 2009. The credit facility has an initial term of 364 days and includes two one-year extensions that require lender consent. The credit facility also includes a one year term-out option that does not require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates.

We also maintain a $350 million unsecured revolving credit facility expiring on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($196.6 million as of November 29, 2008) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first quarter of fiscal 2009. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 29, 2008, we were in compliance with all such covenants.

Our inventories at the end of the first quarter of fiscal 2009 were 2.7% lower than at the end of the first quarter of fiscal 2008. Inventory per store at the end of the first quarter of fiscal 2009 was approximately 4.5% lower than inventory per store at the end of the first quarter of fiscal 2008, excluding merchandise in transit to the distribution centers. The decrease in inventory per store resulted from our continued focus on inventory productivity.

Capital expenditures for the first quarter of fiscal 2009 were $28.2 million, compared with $36.6 million for the first quarter of fiscal 2008. Capital expenditures for fiscal 2009 are expected to be between $150 and $170 million and relate primarily to new store openings; existing store expansions, relocations and renovations; distribution center improvements; and expenditures related to store technology infrastructure.

In the first quarter of fiscal 2009, we opened 65 stores, closed 19 stores and expanded, relocated, or renovated 12 stores. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change.

During the first quarter of fiscal 2009, we did not purchase any shares of our common stock. We purchased 2.9 million shares of our common stock during the first quarter of fiscal 2008 at a cost of $80.7 million. As of November 29, 2008, we had outstanding authorizations to purchase a total of $133.0 million of our common stock.

Cash flows from operating activities

Cash provided by operating activities decreased $47.6 million during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. The decrease was due primarily to changes in the income tax refund receivable balance. We received a tax refund during the first quarter of fiscal 2008 in connection with the formation of our captive insurance subsidiary. As a result, the income tax refund receivable balance decreased $44.4 million in the first quarter of fiscal 2008 compared to a decrease of $7.0 million during the first quarter of fiscal 2009.

Cash flows from investing activities

During the first quarter of fiscal 2009, we had a cash outflow of $27.7 million, compared to a cash inflow of $30.9 million in the first quarter of fiscal 2008. The change is due primarily to changes in the purchase/sale of investment securities. Due to liquidity issues surrounding our auction rate securities, we did not have any material purchases or sales of investment securities during the first quarter of fiscal 2009. However, during the first quarter of fiscal 2008, we sold a significant amount of investments in order to pay down our credit facility borrowings and repurchase shares of our common stock. These sales offset our purchases of investment securities and our capital expenditures and created a cash inflow during the first quarter of fiscal 2008. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

Cash flows from financing activities

During the first quarter of fiscal 2009, we had a cash inflow of $14.7 million, compared to a cash outflow of $77.7 million during the first quarter of fiscal 2008. The change is due primarily to a change in cash overdrafts and a change in revolving credit facility borrowings/repayments. During the first quarter of fiscal 2009, cash overdrafts increased $30.8 million, compared to a decrease of $34.3 million during the first quarter of fiscal 2008. In addition, we did not incur any credit facility borrowings during the first quarter of fiscal 2009, compared to a net borrowing of $53.5 million in the first quarter of fiscal 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the first annual period beginning after November 15, 2007. The effective date has been delayed for non-financial assets and liabilities to the first annual period beginning after November 15, 2008. We adopted SFAS 157 during the first quarter of fiscal 2009. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option under SFAS 159.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on our financial statements.

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

There have been no changes to the Critical Accounting Policies outlined in our Annual Report on Form 10-K for fiscal 2008.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to those listed in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2008, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I, Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first quarter of fiscal 2009, we did not incur any interest expense related to our credit facilities. During the first quarter of fiscal 2008 we incurred $1.5 million in interest expense related to our credit facilities. Our long-term debt bears interest at fixed rates.

Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of November 29, 2008, we recorded a $12.7 million unrealized loss ($7.9 million net of taxes) related to these investments and classified them as long-term assets on the Consolidated Condensed Balance Sheet. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, settlements with broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report.

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

The information in Note 6 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors outlined in our Annual Report on Form 10-K for fiscal 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended November 29, 2008, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
September (8/31/08 - 10/04/08)	—	$—	—	5,418,914
October (10/5/08 - 11/1/08)	—	—	—	4,943,676
November (11/2/08 - 11/29/08)	—	—	—	4,788,853

Total	—	$—	—	4,788,853

(1)

On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to $150 million of our outstanding common stock from time to time as market conditions warrant. As of November 29, 2008, there was $133.0 million remaining under this authorization.

(2)	Includes amounts converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.	Exhibits

(a)	Exhibits incorporated by reference:

* 10.1	Policy regarding Tax Adjustments for Certain Severance Benefits (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 21, 2008)

* 10.2	Form of Indemnification Agreement between the Company and its Directors (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 21, 2008)

10.3	$250 million 364-Day Credit Agreement between the Company and Family Dollar, Inc., as Borrowers and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender, and various other lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed with the SEC on December 19, 2008)

(b)	Exhibits filed herewith:

* 10.4	Family Dollar Stores, Inc., 2006 Incentive Plan (as amended)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit represents a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: January 7, 2009	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer

Date: January 7, 2009	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President – Finance