Form 10-Q
period 2009-02-28
FAMILY DOLLAR STORES INC
filed 2009-04-08
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2009
Common Stock, $0.10 par value	140,238,155 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	February 28, 2009	August 30, 2008
Assets
Current assets:
Cash and cash equivalents	$299,289	$158,502
Merchandise inventories	1,035,196	1,032,685
Deferred income taxes	96,382	87,715
Income tax refund receivable	—	7,007
Prepayments and other current assets	56,973	58,182

Total current assets	1,487,840	1,344,091

Property and equipment, net	1,049,923	1,071,883
Investment securities	207,842	222,104
Other assets	23,678	23,704

	$2,769,283	$2,661,782

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$538,902	$570,699
Accrued liabilities	506,893	496,820
Income taxes	28,239	1,466

Total current liabilities	1,074,034	1,068,985

Long-term debt	250,000	250,000
Deferred income taxes	45,180	50,998
Income taxes	32,328	37,716
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 144,539,287 shares at February 28, 2009, and 144,132,321 shares at August 30, 2008, and outstanding 140,120,913 shares at February 28, 2009, and 139,704,542 shares at August 30, 2008	14,454	14,413
Capital in excess of par	178,579	166,669
Retained earnings	1,277,675	1,170,652
Accumulated other comprehensive loss	(10,251)	(4,862)

	1,460,457	1,346,872

Less: common stock held in treasury, at cost (4,418,374 shares at February 28, 2009, and 4,427,779 shares at August 30, 2008)	92,716	92,789

Total shareholders’ equity	1,367,741	1,254,083

	$2,769,283	$2,661,782

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended

(in thousands, except per share amounts)	February 28, 2009	March 1, 2008
Net sales	$1,992,260	$1,832,611

Cost and expenses:
Cost of sales	1,320,956	1,233,528
Selling, general and administrative	537,218	502,620

Cost of sales and operating expenses	1,858,174	1,736,148

Operating profit	134,086	96,463

Interest income	1,564	3,344

Interest expense	3,345	3,355

Income before income taxes	132,305	96,452

Income taxes	48,165	33,149

Net income	$84,140	$63,303

Net income per common share — basic	$0.60	$0.45

Weighted average shares — basic	139,996	140,439

Net income per common share — diluted	$0.60	$0.45

Weighted average shares — diluted	140,456	140,617

Dividends declared per common share	$0.135	$0.125

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	First Half Ended

(in thousands, except per share amounts)	February 28, 2009	March 1, 2008
Net sales	$3,746,093	$3,515,654

Cost and expenses:
Cost of sales	2,460,336	2,340,546
Selling, general and administrative	1,059,267	993,505

Cost of sales and operating expenses	3,519,603	3,334,051

Operating profit	226,490	181,603

Interest income	5,163	5,429

Interest expense	6,562	7,966

Income before income taxes	225,091	179,066

Income taxes	81,662	63,817

Net income	$143,429	$115,249

Net income per common share — basic	$1.03	$0.82

Weighted average shares — basic	139,907	140,688

Net income per common share — diluted	$1.02	$0.82

Weighted average shares — diluted	140,346	140,970

Dividends declared per common share	$0.260	$0.240

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended

(in thousands)	February 28, 2009	March 1, 2008
Cash flows from operating activities:
Net income	$143,429	$115,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,736	76,789
Deferred income taxes	(11,134)	(23,425)
Stock-based compensation	6,087	5,240
Loss on disposition of property and equipment	5,955	2,753
Changes in operating assets and liabilities:
Merchandise inventories	(2,511)	67,637
Income tax refund receivable	7,007	41,723
Prepayments and other current assets	1,209	(8,547)
Other assets	650	771
Accounts payable and accrued liabilities	4,080	(48,996)
Income taxes	21,021	45,429

	253,529	274,623

Cash flows from investing activities:
Purchases of investment securities	—	(1,071,270)
Sales of investment securities	5,600	1,027,865
Capital expenditures	(61,788)	(64,414)
Proceeds from dispositions of property and equipment	57	345

	(56,131)	(107,474)

Cash flows from financing activities:
Revolving credit facility borrowings	—	557,300
Repayment of revolving credit facility borrowings	—	(557,300)
Payment of debt issuance costs	(624)	(304)
Repurchases of common stock	—	(97,674)
Change in cash overdrafts	(27,256)	(44,002)
Proceeds from exercise of stock options	6,222	81
Payment of dividends	(34,953)	(32,482)

	(56,611)	(174,381)

Net change in cash and cash equivalents	140,787	(7,232)
Cash and cash equivalents at beginning of period	158,502	87,176

Cash and cash equivalents at end of period	$299,289	$79,944

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 28, 2009; the results of operations for the second quarter and first half ended February 28, 2009 (“second quarter and first half of fiscal 2009”), and March 1, 2008 (“second quarter and first half of fiscal 2008”); and the cash flows for the first half of fiscal 2009 and first half of fiscal 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008 (“fiscal 2008”).

The results of operations for the second quarter and first half of fiscal 2009 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the first half of fiscal 2008 have been made to conform to the presentation for the first half of fiscal 2009.

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

¡	Level 1 – Quoted prices in active markets for identical assets or liabilities.

¡

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

¡	Level 3 – Inputs that are unobservable for the asset or liability.

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy for its financial assets that are required to be measured at fair value as of February 28, 2009:

	February 28, 2009
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:

Money market funds	$222,371	$222,371	$—	$—

Investment securities:

Auction rate securities	207,842	—	—	207,842

Total	$430,213	$222,371	$—	$207,842

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds and other overnight investments.

Investment Securities

The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s investments are currently classified as available-for-sale due to the fact that the Company does not intend to hold the securities to maturity and does not purchase the securities for the purpose of selling them to make a profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses, if any, reported as a component of shareholders’ equity.

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

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of February 28, 2009, all of the Company’s $224.4 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate its remaining auction rate securities at par through issuer calls or refinancings, settlements with broker dealers, or upon maturity. During the first half of fiscal 2009, the Company liquidated $5.6 million of auction rate securities at par as a result of issuer calls. Since the auctions began failing in the second quarter of fiscal 2008, the Company has liquidated $15.6 million of its auction rate securities at par as a result of issuer calls or refinancings.

The Company’s investments were classified as long-term assets on the Consolidated Condensed Balance Sheet as of February 28, 2009, due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity. The Company believes operating cash flows and existing credit facilities will provide sufficient liquidity for the Company’s ongoing operations and growth initiatives.

The credit quality of the Company’s auction rate securities portfolio remains high (80% AAA-rated, 2% AA-rated, 9% A-rated, and 9% BBB rated as of February 28, 2009), with substantially all of the securities being tax-exempt bonds, which are collateralized by federally guaranteed student loans. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $16.5 million ($10.3 million, net of taxes) as of February 28, 2009. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or settled with broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar tax-exempt securities with comparable ratings. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $6.9 million to $30.5 million.

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the first half of fiscal 2009:

(in thousands)	Fair Value
Balance at August 30, 2008	$222,104
Unrealized loss included in other comprehensive income	(8,662)
Net sales/settlements	(5,600)

Balance at February 28, 2009	$207,842

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

The Company also maintains a $350 million unsecured revolving credit facility expiring on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($187.5 million as of February 28, 2009) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first half of fiscal 2009. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 28, 2009, the Company was in compliance with all such covenants.

4.	During the first half of fiscal 2009, the Company did not purchase any shares of its common stock. During the first half of fiscal 2008, the Company purchased 3.7 million shares of its common stock at a cost of $97.7 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to $150 million of the Company’s common stock from time to time as market conditions warrant. As of February 28, 2009, the Company had $133.0 million remaining under this authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

5.	Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (3.3 million shares and 3.4 million shares for the quarter and first half ended February 28, 2009, respectively, and 4.9 million shares and 4.4 million shares for the quarter and first half ended March 1, 2008, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		First Half Ended
(in thousands, except per share amounts)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Basic Net Income Per Share:
Net income	$84,140	$63,303	$143,429	$115,249

Weighted average number of shares outstanding	139,996	140,439	139,907	140,688

Net income per common share — basic	$0.60	$0.45	$1.03	$0.82

Diluted Net Income Per Share:
Net income	$84,140	$63,303	$143,429	$115,249

Weighted average number of shares outstanding	139,996	140,439	139,907	140,688
Effect of dilutive securities — stock options	159	—	145	47
Effect of dilutive securities — performance share rights	301	178	294	235

Weighted average shares — diluted	140,456	140,617	140,346	140,970

Net income per common share — diluted	$0.60	$0.45	$1.02	0.82

6.	On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. The Complaint alleged that the Company violated the Fair Labor Standards Act (“FLSA”) by classifying the named plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. The court allowed the case to proceed as a “collective action” and notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 then current employees. After rulings by the Court on motions to dismiss certain plaintiffs filed by the Company, 1,424 plaintiffs remained in the case at the commencement of trial.

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

As of February 28, 2009, the Company had accrued liabilities of approximately $51.1 million with respect to this litigation, including $45.0 million recognized as a litigation charge in the second quarter of fiscal 2006 and $6.1 million related to previous charges and ongoing interest.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and have been properly compensated. The Company believes that it has meritorious positions on appeal, but the outcome of any litigation is uncertain. Therefore, the Company has accrued liabilities with respect to the Morgan litigation, as discussed above. If the Company determines that a reclassification of some or all of its Store Managers as non-exempt employees under the FLSA is required, such action could have a material adverse effect on the Company’s financial position, liquidity or results of operation. At this time, the Company cannot quantify the impact of such a determination.

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

In addition to Grace and Ward, a total of twelve other similar class or collective cases are now pending, all of which are before the N.C. Federal Court. All of these cases have been either transferred by U.S. District Courts in various states to the N.C. Federal Court or were the subject of an order entered by the United States Judicial Panel on MultiDistrict Litigation transferring the cases which were originally filed in the United States District Courts in various states to the N.C. Federal Court for coordination of discovery with the other pending cases.

Discovery in the Grace and Ward cases is moving forward on the merits of the individuals’ exemption claims and discovery in the remaining cases is being conducted regarding a determination whether the plaintiffs are “similarly situated” such that the cases should proceed as collective actions, or, in the case of the actions brought under state law, as class actions.

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

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama captioned Scott, et al v. Family Dollar Stores, Inc. alleging discriminatory pay practices with respect to the Company’s female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female store managers. The plaintiffs seek recovery of compensatory and punitive money damages, recovery of attorneys’ fees and equitable relief. The case has been transferred to the N.C. Federal Court. The Company intends to vigorously defend the allegations in the Scott case, however, no assurances can be given that the Company will be successful in the defense of this action.

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

During the first half of fiscal 2009, liabilities for unrecognized tax benefits increased by $1.5 million and accrued interest and penalties increased by $1.0 million. As of February 28, 2009, the Company had a liability for uncertain tax positions of $41.7 million, of which $17.8 million would, if recognized, affect the Company’s effective tax rate.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. As of February 28, 2009, the Company was subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2005. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2004.

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

8.	As of February 28, 2009, the Company recorded unrealized losses related to its auction rate securities, as discussed in Note 2. The unrealized losses are shown net of tax in the comprehensive income table below.

	Quarter Ended		First Half Ended
(in thousands)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Net income	$84,140	$63,303	$143,429	$115,249
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	(2,350)	(2,398)	(5,389)	(2,398)

Comprehensive income	$81,790	$60,905	$138,040	$112,851

9.	The Company operates a chain of more than 6,600 general merchandise retail discount stores in 44 states, serving the basic needs of customers primarily in the low and lower-middle income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations, foreign operations or other lines of business. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Quarter Ended		First Half Ended
(in thousands)	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Classes of similar Products:
Consumables	$1,209,453	$1,049,620	$2,364,508	$2,072,895
Home Products	300,602	296,337	534,194	544,990
Apparel and Accessories	214,882	239,089	400,981	455,557
Seasonal and Electronics	267,323	247,565	446,410	442,212

Net sales	$1,992,260	$1,832,611	$3,746,093	$3,515,654

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended February 28, 2009, and March 1, 2008 (“second quarter of fiscal 2009” and “second quarter of fiscal 2008”, respectively) and the twenty-six-week periods ended February 28, 2009, and March 1, 2008 (“first half of fiscal 2009” and “first half of fiscal 2008”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 30, 2008 (“fiscal 2008”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2008. This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2008.

Results of Operations

Overview and Fiscal 2009 Outlook

During the first half of fiscal 2009, as compared with the first half of fiscal 2008, our net sales increased 6.6% to $3.7 billion, our net income increased 24.5% to $143.4 million, and our diluted net income per common share increased 24.4% to $1.02. Comparable store sales (stores open more than 13 months) for the first half of fiscal 2009 increased 4.4%, compared with the first half of fiscal 2008. Our strong results during the first half of fiscal 2009 resulted from strong sales of consumable merchandise and improvements in cost of sales, as a percentage of net sales. While the economic environment remained difficult for our customers during the first half of fiscal 2009, we believe our customers benefited from lower gasoline prices. In addition, we believe our strategy of providing both value and convenience continues to resonate well with budget-minded consumers. The various components affecting our results for the first half of fiscal 2009 are discussed in more detail below.

During the first half of fiscal 2009, we focused on driving revenues, mitigating risk and managing costs through the following key initiatives:

¡

We continued the expansion of our assortment of traffic-driving consumables, providing customers with more of what they need in a challenging economic environment. Due to the success of these efforts and the increasing demand for consumable merchandise, we plan to continue the expansion of our consumable assortment. To accommodate this growth, we plan to continue adjusting the space in our stores, expanding space for high growth categories and improving merchandise adjacencies while also reducing space for underperforming categories.

¡

To strengthen the Family Dollar brand with customers and to reinforce the values we offer, we focused on increasing the productivity and returns of our advertising and customer communications and improving our in-store execution of promotional events.

¡

We continued the roll-out of our Store of the Future initiative, upgrading the technology platform in approximately 1,100 additional stores. As of February 28, 2009, approximately 3,500 stores were operating on the Store of the Future platform, and we expect to have approximately 4,700 stores operating on the platform at the end of fiscal 2009. The Store of the Future platform facilitates the acceptance of additional payment types, including credit cards and food stamps, and includes a number of on-line tools designed to provide our store managers with better analytics and work flow management.

¡

Through our price management work, the continued development of our private label offering, and our global sourcing efforts, we worked to offset the impact of the shift in the merchandise mix to more lower-margin consumable merchandise.

¡

Reflecting the uncertainty that exists in the current economic environment, we continued our measured pace of new store openings so that we can focus on improving our returns on existing assets. We opened 122 stores and closed 50 stores.

  Based on the operating results for the first half of fiscal 2009, as discussed below, and our plans for the remainder of the year, we currently expect diluted net income per common share to be between $1.90 and $2.00 for fiscal 2009, compared to $1.66 in fiscal 2008. We currently expect diluted net income per common share to be between $0.54 and $0.58 for the third quarter of fiscal 2009, compared to $0.46 in the third quarter of fiscal 2008. We currently expect sales in comparable stores to increase 5% to 7% in the third quarter of fiscal 2009 and 3% to 5% for all of fiscal 2009.

Second Quarter Results

Net Sales

Net sales increased 8.7% in the second quarter of fiscal 2009, as compared with the second quarter of fiscal 2008. The increase in the second quarter of fiscal 2009 was due primarily to a 6.4% increase in comparable store sales, with the balance of the increase relating to sales from new stores opened as part of our store growth program. Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated, or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The increase in comparable store sales resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores and an increase in the dollar value of the average customer transaction. Sales during the second quarter of fiscal 2009, on a comparable store basis, were strongest in Consumables, driven primarily by sales of food. Sales in more discretionary categories were mixed. While sales of Apparel and Accessories continued to be soft, sales in Seasonal and Electronics increased and Home Products were approximately flat, all on a comparable store basis.

The average number of stores in operation during the second quarter of fiscal 2009 was 2.1% higher than the average number of stores in operation during the second quarter of fiscal 2008.

Cost of Sales

Cost of sales increased 7.1% in the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 66.3% in the second quarter of fiscal 2009 and 67.3% in the second quarter of fiscal 2008. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower seasonal markdowns, lower inventory shrinkage, lower freight expense, and higher purchase mark-ups, which more than offset the effect of stronger sales of lower-margin consumable merchandise. Strong sales during the second quarter of fiscal 2009, particularly in Seasonal and Electronics, and our continued focus on managing inventory risk, resulted in lower seasonal markdowns. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes. Freight expense benefited from lower diesel costs and increased transportation productivity and efficiency. The increase in purchase mark-ups was due primarily to our price management work, including zone pricing and price optimization.

The Consumer Product Safety Improvement Act of 2008 was signed into law in August 2008. The new legislation addresses a number of consumer product safety issues, including the permissible levels of lead and phthalates in certain products. During the second quarter of fiscal 2009, we incurred markdowns of approximately $8.0 million in response to the new legislation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 6.9% in the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008. The increases in these expenses were due in part to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.0% in the second quarter of fiscal 2009 and 27.4% in the second quarter of fiscal 2008. The decrease in SG&A expenses, as a percentage of net sales, was due primarily to a decrease in occupancy costs (approximately 0.7% of net sales) and payroll expenses (approximately 0.3% of net sales), offset partially by higher incentive compensation (approximately 0.5% of net sales) and higher insurance expense (approximately 0.3% of net sales). Most costs in the second quarter of fiscal 2009, including occupancy costs and payroll expenses, were leveraged as a result of a 6.4% increase in comparable store sales and our continued focus on expense control. Occupancy costs also benefited from a decrease in store rental expenses. During the second quarter of fiscal 2008, we increased our accrual estimates for store rental expenses (primarily property tax, insurance and common area maintenance expenses) in connection with the implementation of our lease administration system and the increased visibility to the underlying lease information. We did not record similar adjustments during the second quarter of fiscal 2009. The increase in insurance expense was due primarily to a decrease in our actuarily determined insurance liabilities during the second quarter of fiscal 2008. We began to see favorable trends in workers’ compensation and general liability claims during the first and second quarters of fiscal 2008, resulting in a decrease in our actuarily determined insurance liabilities. While we continued to see favorable trends in the number of workers’ compensation and general liability claims during the second quarter of fiscal 2009, the impact on our insurance expense was not as favorable as the second quarter of fiscal 2008. The increase in incentive compensation was due to certain adjustments to bonus and other performance-based compensation accruals to reflect our strong performance during the second quarter of fiscal 2009.

Interest Income

Interest income decreased 53.2% ($1.8 million) in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. The decrease in interest income was due to a decrease in interest rates.

Interest Expense

Interest expense was approximately flat in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008.

Income Taxes

The effective tax rate was 36.4% for the second quarter of fiscal 2009 compared with 34.4% for the second quarter of fiscal 2008. The increase in the effective tax rate was primarily the result of changes in our liabilities for uncertain tax positions and a decrease in tax-exempt interest income during the second quarter of fiscal 2009. The effective tax rate in the second quarter of fiscal 2008 benefited from a decrease in liabilities for uncertain tax positions resulting from the expiration of the statute of limitations with respect to uncertain tax positions and settlements with taxing authorities. We did not experience similar benefits from our liabilities for uncertain tax positions during the second quarter of fiscal 2009.

Year-to date Results

Net Sales

Net sales increased 6.6% in the first half of fiscal 2009, as compared with the first half of fiscal 2008. The increase in the first half of fiscal 2009 was due primarily to a 4.4% increase in comparable store sales, with the balance of the increase primarily relating to sales from new stores opened as part of our store growth program. Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated, or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The increase in comparable store sales resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores and an increase in the dollar value of the average customer transaction. Sales during the first half of fiscal 2009, on a comparable store basis, were strongest in Consumables, driven primarily by sales of food. Sales in more discretionary categories continued to be soft, reflecting the current economic environment.

The average number of stores in operation during the first half of fiscal 2009 was 2.2% higher than the average number of stores in operation during the first half of fiscal 2008. We had 6,643 stores in operation at the end of the first half of fiscal 2009, compared with 6,509 stores in operation at the end of the first half of fiscal 2008, representing an increase of 2.1%.

Cost of Sales

Cost of sales increased 5.1% in the first half of fiscal 2009 compared with the first half of fiscal 2008. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.7% in the first half of fiscal 2009 and 66.6% in the first half of fiscal 2008. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower seasonal markdowns, lower inventory shrinkage, lower freight expense, and higher purchase mark-ups, which more than offset the effect of stronger sales of lower-margin consumable merchandise. As a result of the shift in the merchandise sales mix to more consumable merchandise and our continued focus on managing inventory risk, we lowered inventory levels in our discretionary merchandise categories, which resulted in lower seasonal markdowns. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes. Freight expense benefited from lower diesel costs and increased transportation productivity and efficiency. The increase in purchase mark-ups was due primarily to our price management work, including zone pricing and price optimization.

The Consumer Product Safety Improvement Act of 2008 was signed into law in August 2008. The new legislation addresses a number of consumer product safety issues, including the permissible levels of lead and phthalates in certain products. During the first half of fiscal 2009, we incurred markdowns of approximately $8.0 million in response to the new legislation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 6.6% in the first half of fiscal 2009, compared with the first half of fiscal 2008. The increases in these expenses were due in part to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.3% in both the first half of fiscal 2009 and the first half of fiscal 2008. Most expenses, as a percentage of net sales, in the first half of fiscal 2009, including occupancy costs (approximately 0.3% of net sales) and payroll expenses (approximately 0.2% of net sales), were leveraged as a result of a 4.4% increase in comparable store sales and our continued focus on expense control. Higher insurance expense (approximately 0.4% of net sales) and higher incentive compensation (approximately 0.3% of net sales) offset all of the benefit, as a percentage of net sales. Occupancy costs also benefited from a decrease in store rental expenses. During the first half of fiscal 2008, we increased our accrual estimates for store rental expenses (primarily property tax, insurance and common area maintenance expenses) in connection with the implementation of our lease administration system and the increased visibility to the underlying lease information. We did not record similar adjustments during the first half of fiscal 2009. The increase in insurance expense was due primarily to a decrease in our actuarily determined insurance liabilities during the first half of fiscal 2008. We began to see favorable trends in workers’ compensation and general liability claims during the first half of fiscal 2008, resulting in a decrease in our actuarily determined insurance liabilities. While we continued to see favorable trends in the number of workers’ compensation and general liability claims during the first half of fiscal 2009, the impact on our insurance expense was not as favorable as the first half of fiscal 2008. The increase in incentive compensation was due to certain adjustments to bonus and other performance-based compensation accruals to reflect our strong performance during the first half of fiscal 2009.

Interest Income

Interest income decreased 4.9% ($0.3 million) in the first half of fiscal 2009 compared with the first half of fiscal 2008. The decrease in interest income was due to a decrease in interest rates.

Interest Expense

Interest expense decreased 17.6% ($1.4 million) in the first half of fiscal 2009 compared with the first half of fiscal 2008. There were no borrowings under our revolving credit facilities during the first half of fiscal 2009, resulting in a decrease in interest expense. During the first half of fiscal 2008, we incurred $1.6 million in interest expense related to our revolving credit facilities.

Income Taxes

The effective tax rate was 36.3% for the first half of fiscal 2009 compared with 35.6% for the first half of fiscal 2008. The increase in the effective tax rate was primarily the result of changes in our liabilities for uncertain tax positions and a decrease in tax-exempt interest income during the first half of fiscal 2009. The effective tax rate in the first half of fiscal 2008 benefited from a decrease in liabilities for uncertain tax positions resulting from the expiration of the statute of limitations with respect to uncertain tax positions and settlements with taxing authorities. We did not experience similar benefits from our liabilities for uncertain tax positions during the first half of fiscal 2009.

Liquidity and Capital Resources

We have consistently maintained a strong liquidity position. Cash provided by operating activities during the first half of fiscal 2009 was $253.5 million as compared to $274.6 million in the first half of fiscal 2008. These amounts have enabled us to fund our regular operating needs, capital expenditure program, cash dividend payments, and interest payments, as well as a significant portion of our share repurchases. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

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

We also maintain a $350 million unsecured revolving credit facility expiring on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($187.5 million as of February 28, 2009) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first half of fiscal 2009. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 28, 2009, we were in compliance with all such covenants.

Our inventories at the end of the first half of fiscal 2009 were 3.7% higher than at the end of the first half of fiscal 2008. Inventory per store at the end of the first half of fiscal 2009 was approximately 1.6% higher than inventory per store at the end of the first half of fiscal 2008. The increase in inventory per store was due to an increase in consumable merchandise, resulting from increased sales volume and anticipation of an expansion of our consumable assortment during the second half of fiscal 2009. Inventory levels in more discretionary categories decreased.

Capital expenditures for the first half of fiscal 2009 were $61.8 million, compared with $64.4 million for the first half of fiscal 2008. Capital expenditures for fiscal 2009 are expected to be between $160 and $180 million and relate primarily to new store openings; existing store expansions, relocations and renovations; distribution center improvements; and expenditures related to store technology infrastructure.

In the first half of fiscal 2009, we opened 122 stores, closed 50 stores and expanded, relocated, or renovated 20 stores. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change.

During the first half of fiscal 2009, we did not purchase any shares of our common stock. We purchased 3.7 million shares of our common stock during the first half of fiscal 2008 at a cost of $97.7 million. As of February 28, 2009, we had outstanding authorizations to purchase a total of $133.0 million of our common stock.

Cash flows from operating activities

Cash provided by operating activities decreased $21.1 million during the first half of fiscal 2009 as compared to the first half of fiscal 2008. The decrease was due primarily to changes in merchandise inventories and the income tax refund receivable, offset by changes in accounts payable and accrued liabilities and an increase in net income. The changes in merchandise inventories, accounts payable and accrued liabilities, and net income were all in the ordinary course of business. The changes in the income tax refund receivable are due to a tax refund received during the first quarter of fiscal 2008 in connection with the formation of our captive insurance subsidiary. As a result of the refund received, the income tax refund receivable balance decreased $41.7 million in the first half of fiscal 2008 compared to a decrease of $7.0 million during the first half of fiscal 2009.

Cash flows from investing activities

During the first half of fiscal 2009, we had a cash outflow from investing activities of $56.1 million, compared to a cash outflow of $107.5 million in the first half of fiscal 2008. The change is due primarily to changes in the purchase/sale of investment securities. Due to the recent volatility in the financial markets and the liquidity issues surrounding our auction rate securities, we did not purchase any investment securities during the first half of fiscal 2009 and only liquidated $5.6 million of investment securities. During the first half of fiscal 2008, we had a net cash outflow of $43.4 million related to investment securities. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

Cash flows from financing activities

During the first half of fiscal 2009, we had a cash outflow from financing activities of $56.6 million, compared to a cash outflow of $174.4 million during the first half of fiscal 2008. The change is due primarily to a decrease in purchases of our common stock. During the first half of fiscal 2009 we did not purchase any shares of our common stock, compared to the purchase of $97.7 million of common stock in the first half of fiscal 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first half of fiscal 2009, we did not incur any interest expense related to our credit facilities. During the first half of fiscal 2008 we incurred $1.6 million in interest expense related to our credit facilities. Our long-term debt bears interest at fixed rates.

Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of February 28, 2009, we recorded a $16.5 million unrealized loss ($10.3 million net of taxes) related to these investments and classified them as long-term assets on the Consolidated Condensed Balance Sheet. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, settlements with broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report.

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

We continuously seek to improve the efficiency and effectiveness of our operations and of our internal controls. These efforts result in refinements to processes throughout our Company. However, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in Note 6 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 1A. Risk Factors

You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2008. Except as set forth below, there have been no material changes during the quarter ended February 28, 2009, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2008.

Changes in state or federal legislation or regulations, including the effects of legislation and regulations on product safety, wage levels and entitlement programs, and changes in currency exchange rates, trade restrictions, tariffs, quotas and freight rates could increase our cost of doing business.

Changes in product safety legislation or regulations may lead to product recalls and the disposal/write off of merchandise inventories, as well as certain fines or penalties and reputational damage. Changes in federal or state wage requirements (including changes in the process for our employees to join a union) or in entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or federal tax rates could adversely impact our ability to achieve our financial targets. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. Changes in trade restrictions, new tariffs and quotas, and higher shipping costs for goods could also adversely impact our ability to achieve anticipated operating results.

The Consumer Product Safety Improvement Act of 2008 was signed into law in August 2008. The new legislation addresses a number of consumer product safety issues, including the permissible levels of lead and phthalates in certain products. During the first half of fiscal 2009, we began removing certain products from our merchandise inventories in response to the new legislation. While we do not believe the new legislation will have a material impact on our future operating results, the scope and impact of the new legislation is still being determined in the retail marketplace generally and future adjustments to our merchandise inventories as a result of such legislation could adversely impact our future operating results.

Higher costs and/or failure to achieve targeted results associated with the implementation of new programs or initiatives could adversely affect our results of operations.

We are undertaking a variety of operating and infrastructure initiatives related to, among other things, merchandising and supply chain systems, store technology, merchandise assortment and related schematic changes, Urban Initiative programs, and real estate remodeling and expansion goals. The failure to properly execute any of these initiatives or the failure to obtain the anticipated results of such initiatives could have an adverse impact on our future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended February 28, 2009, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
December (11/30/08 - 1/3/09)	—	$—	—	5,118,674
January (1/4/09 - 1/31/09)	—	—	—	4,790,577
February (2/1/09 - 2/28/09)	—	—	—	4,848,190

Total	—	$—	—	4,848,190

(1)

On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to $150 million of our outstanding common stock from time to time as market conditions warrant. As of February 28, 2009, there was $133.0 million remaining under this authorization.

(2)	Includes amounts converted to shares using the closing stock price as of the end of the fiscal month.

Item 4.  Submission of Matters to a Vote of Security Holders

              At our Annual Meeting of Stockholders held January 15, 2009, stockholders voted to:

(a)	Elect to our Board of Directors the ten nominees named in the Proxy Statement for the Annual Meeting as follows:

Nominee	Shares Voting For	Shares Withholding Vote
Mark R. Bernstein	117,338,206	2,550,767
Pamela L. Davies	118,027,003	1,861,971
Sharon Allred Decker	118,404,007	1,484,967
Edward C. Dolby	118,447,322	1,441,652
Glenn A. Eisenberg	118,543,747	1,345,226
Howard R. Levine	117,694,625	2,194,349
George R. Mahoney, Jr.	117,735,230	2,153,744
James G. Martin	104,840,470	15,048,504
Harvey Morgan	118,539,398	1,349,575
Dale C. Pond	118,451,120	1,437,853

There were no abstentions or broker non-votes with respect to the election to the Board of Directors.

(b)	Ratify the action of our Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent registered public accountants of the Company and its subsidiaries for fiscal 2009, with 117,855,360 shares voted for, 1,684,009 shares voted against, and 349,605 shares abstaining. There were no broker non-votes with respect to the appointment of PricewaterhouseCoopers LLP.

Item 6. Exhibits

(a)	Exhibits incorporated by reference:

10.1	$250 million 364-Day Credit Agreement between the Company and Family Dollar, Inc., as Borrowers and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender, and various other lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed with the SEC on December 19, 2008)

(b)	Exhibits filed herewith:

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: April 8, 2009	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer

Date: April 8, 2009	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President – Finance