Form 10-Q
period 2009-05-30
FAMILY DOLLAR STORES INC
filed 2009-07-08
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 26, 2009
Common Stock, $0.10 par value	139,723,949 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	May 30, 2009	August 30, 2008
Assets
Current assets:
Cash and cash equivalents	$296,058	$158,502
Investment securities	33,500	—
Merchandise inventories	1,035,259	1,032,685
Deferred income taxes	95,627	87,715
Income tax refund receivable	—	7,007
Prepayments and other current assets	54,711	58,182

Total current assets	1,515,155	1,344,091

Property and equipment, net	1,046,544	1,071,883
Investment securities	171,000	222,104
Other assets	24,616	23,704

	$2,757,315	$2,661,782

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$462,631	$570,699
Accrued liabilities	517,719	496,820
Income taxes	18,160	1,466

Total current liabilities	998,510	1,068,985

Long-term debt	250,000	250,000
Deferred income taxes	53,121	50,998
Income taxes	30,974	37,716
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 145,347,851 shares at May 30, 2009, and 144,132,321 shares at August 30, 2008, and outstanding 139,720,749 shares at May 30, 2009, and 139,704,542 shares at August 30, 2008	14,535	14,413
Capital in excess of par	205,253	166,669
Retained earnings	1,346,527	1,170,652
Accumulated other comprehensive loss	(10,433)	(4,862)

	1,555,882	1,346,872

Less: common stock held in treasury, at cost (5,627,102 shares at May 30, 2009, and 4,427,779 shares at August 30, 2008)	131,172	92,789

Total shareholders’ equity	1,424,710	1,254,083

	$2,757,315	$2,661,782

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	May 30, 2009	May 31, 2008
Net sales	$1,843,089	$1,702,197

Cost and expenses:
Cost of sales	1,175,897	1,112,755
Selling, general and administrative	528,158	487,835

Cost of sales and operating expenses	1,704,055	1,600,590

Operating profit	139,034	101,607

Interest income	879	2,973

Interest expense	3,216	3,361

Income before income taxes	136,697	101,219

Income taxes	48,976	36,546

Net income	$87,721	$64,673

Net income per common share — basic	$0.63	$0.46

Weighted average shares — basic	140,319	139,696

Net income per common share — diluted	$0.62	$0.46

Weighted average shares — diluted	141,195	139,920

Dividends declared per common share	$0.135	$0.125

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Quarters Ended
(in thousands, except per share amounts)	May 30, 2009	May 31, 2008
Net sales	$5,589,182	$5,217,851

Cost and expenses:
Cost of sales	3,636,233	3,453,301
Selling, general and administrative	1,587,425	1,481,340

Cost of sales and operating expenses	5,223,658	4,934,641

Operating profit	365,524	283,210

Interest income	6,042	8,402

Interest expense	9,778	11,327

Income before income taxes	361,788	280,285

Income taxes	130,638	100,363

Net income	$231,150	$179,922

Net income per common share — basic	$1.65	$1.28

Weighted average shares — basic	140,044	140,357

Net income per common share — diluted	$1.64	$1.28

Weighted average shares — diluted	140,629	140,620

Dividends declared per common share	$0.395	$0.365

See notes to the consolidated condensed financial statements.

`

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
(in thousands)	May 30, 2009	May 31, 2008
Cash flows from operating activities:
Net income	$231,150	$179,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,280	115,194
Deferred income taxes	(3,236)	(25,813)
Stock-based compensation	9,772	7,267
Loss on disposition of property and equipment, including impairment	9,535	4,112
Changes in operating assets and liabilities:
Merchandise inventories	(2,574)	60,925
Income tax refund receivable	7,007	44,394
Prepayments and other current assets	3,471	(6,651)
Other assets	(288)	411
Accounts payable and accrued liabilities	(61,312)	(94,091)
Income taxes	11,562	53,639

	323,367	339,309

Cash flows from investing activities:
Purchases of investment securities	—	(1,071,570)
Sales of investment securities	8,650	1,029,065
Capital expenditures	(103,190)	(108,859)
Proceeds from dispositions of property and equipment	714	561

	(93,826)	(150,803)

Cash flows from financing activities:
Revolving credit facility borrowings	—	736,300
Repayment of revolving credit facility borrowings	—	(736,300)
Payment of debt issuance costs	(624)	(304)
Repurchases of common stock	(38,456)	(97,674)
Change in cash overdrafts	(27,256)	(43,428)
Proceeds from exercise of stock options	27,827	97
Excess tax benefits from stock-based compensation	399	—
Payment of dividends	(53,875)	(49,945)

	(91,985)	(191,254)

Net change in cash and cash equivalents	137,556	(2,748)
Cash and cash equivalents at beginning of period	158,502	87,176

Cash and cash equivalents at end of period	$296,058	$84,428

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 30, 2009; the results of operations for the third quarter and first three quarters ended May 30, 2009 (“third quarter and first three quarters of fiscal 2009”), and May 31, 2008 (“third quarter and first three quarters of fiscal 2008”); and the cash flows for the first three quarters of fiscal 2009 and first three quarters of fiscal 2008. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008 (“fiscal 2008”).

The results of operations for the third quarter and first three quarters of fiscal 2009 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the first three quarters of fiscal 2008 have been made to conform to the presentation for the first three quarters of fiscal 2009.

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

2.	In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the first annual period beginning after November 15, 2007. The effective date has been delayed for non-financial assets and liabilities to the first annual period beginning after November 15, 2008. The Company adopted SFAS 157 during the first quarter of fiscal 2009. The adoption of SFAS 157 did not have a material impact on the Company’s Consolidated Condensed Financial Statements.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy for its financial assets that are required to be measured at fair value as of May 30, 2009:

	May 30, 2009
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:

Money market funds	$158,007	$158,007	$—	$—

Investment securities:

Auction rate securities	204,500	—	33,500	171,000

Total	$362,507	$158,007	$33,500	$171,000

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

The Company’s investment securities currently consist of auction rate securities that were measured at fair value using either Level 2 or Level 3 inputs. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). The Company generally has the opportunity to sell its investments during such periodic auctions subject to the availability of buyers.

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of May 30, 2009, all of the Company’s $221.3 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, settlements with broker dealers, or upon maturity. During the first three quarters of fiscal 2009, the Company liquidated $8.7 million of auction rate securities at par as a result of issuer calls. Subsequent to the end of the third quarter of fiscal 2009, the Company has liquidated an additional $33.5 million of auction rate securities at par as a result of a repurchase agreement with one of its broker dealers. Because the Company received the offer to sell these securities at par prior to the end of the third quarter of fiscal 2009, they were classified as current assets on the Consolidated Condensed Balance Sheet and measured at fair value using Level 2 inputs. The Company’s remaining auction rate securities were measured at fair value using Level 3 inputs and were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity. The Level 3 inputs are discussed in more detail below. Since the auctions began failing in the second quarter of fiscal 2008, the Company has liquidated $52.2 million of auction rate securities at par as a result of issuer calls or refinancings, or sales to broker dealers. The Company believes operating cash flows and existing credit facilities will provide sufficient liquidity for the Company’s ongoing operations and growth initiatives.

The credit quality of the Company’s auction rate securities portfolio remains high (81% AAA-rated, 2% AA-rated, 15% A-rated, and 2% BBB rated as of May 30, 2009), with substantially all of the securities being tax-exempt bonds, which are collateralized by federally guaranteed student loans. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $16.8 million ($10.4 million, net of taxes) with respect to these investments as of May 30, 2009. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or settled with broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $6.4 million to $32.2 million.

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the first three quarters of fiscal 2009:

(in thousands)	Fair Value
Balance at August 30, 2008	$222,104
Unrealized loss included in other comprehensive income	(8,954)
Net sales/settlements	(8,650)
Transfer out of Level 3	(33,500)

Balance at May 30, 2009	$171,000

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

3.	On December 18, 2008, the Company entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility replaced the Company’s $250 million unsecured revolving credit facility that was scheduled to mature on January 29, 2009. The credit facility has an initial term of 364 days and includes two one-year extensions that require lender consent. The credit facility also includes a one year term-out option that does not require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates.

The Company also maintains a $350 million unsecured revolving credit facility expiring on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($197.7 million as of May 30, 2009) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first three quarters of fiscal 2009. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 30, 2009, the Company was in compliance with all such covenants.

4.	During the first three quarters of fiscal 2009, the Company purchased 1.2 million shares of its common stock at a cost of $38.5 million. During the first three quarters of fiscal 2008, the Company purchased 3.7 million shares of its common stock at a cost of $97.7 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to $150 million of the Company’s common stock from time to time as market conditions warrant. As of May 30, 2009, the Company had $94.6 million remaining under this authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

5.	Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.1 million shares and 2.3 million shares for the quarter and first three quarters ended May 30, 2009, respectively, and 4.1 million shares and 4.3 million shares for the quarter and first three quarters ended May 31, 2008, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008

Basic Net Income Per Share:

Net income	$87,721	$64,673	$231,150	$179,922

Weighted average number of shares outstanding	140,319	139,696	140,044	140,357

Net income per common share — basic	$0.63	$0.46	$1.65	$1.28

Diluted Net Income Per Share:

Net income	$87,721	$64,673	$231,150	$179,922

Weighted average number of shares outstanding	140,319	139,696	140,044	140,357

Effect of dilutive securities — stock options	438	21	243	38

Effect of dilutive securities — performance share rights	438	203	342	225

Weighted average shares — diluted	141,195	139,920	140,629	140,620

Net income per common share — diluted	$0.62	$0.46	$1.64	$1.28

6.	On January 30, 2001, Janice Morgan and Barbara Richardson, two individuals who have held the position of Store Manager for subsidiaries of the Company, filed a Complaint against the Company in the United States District Court for the Northern District of Alabama. The Complaint alleged that the Company violated the Fair Labor Standards Act (“FLSA”) by classifying the named plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. The court allowed the case to proceed as a “collective action” and notice of the pendency of the lawsuit was sent to approximately 13,000 current and former Store Managers holding the position on or after July 1, 1999. Approximately 2,550 of those receiving such notice filed consent forms and joined the lawsuit as plaintiffs, including approximately 2,300 former Store Managers and approximately 250 then current employees. After rulings by the Court on motions to dismiss certain plaintiffs filed by the Company, 1,424 plaintiffs remained in the case at the commencement of trial.

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

The Company appealed this final judgment to the United States Court of Appeals for the 11th Circuit. On December 16, 2008, the Court of Appeals issued a ruling affirming the judgment of the District Court. The Company has petitioned the United States Supreme Court to grant certiorari review of this ruling. On May 5, 2009, the Supreme Court called for a response to the petition from the Plaintiffs. The Plaintiffs’ response was filed July 6, 2009.

As of May 30, 2009, the Company had accrued liabilities of approximately $51.2 million with respect to this litigation, including $45.0 million recognized as a litigation charge in the second quarter of fiscal 2006 and $6.2 million related to previous charges and ongoing interest.

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

The first two of those remaining cases are Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar, Inc., both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases are proceeding as approximately 59 individual plaintiff cases.

In addition to Grace and Ward, a total of sixteen other similar class or collective cases are now pending, all of which are before the N.C. Federal Court. All of these cases have been either transferred by U.S. District Courts in various states to the N.C. Federal Court or were the subject of an order entered by the United States Judicial Panel on MultiDistrict Litigation transferring the cases that were originally filed in the United States District Courts in various states to the N.C. Federal Court for coordination of discovery with the other pending cases.

Discovery in the Grace and Ward cases is moving forward on the merits of the individuals’ exemption claims and discovery in the remaining cases is being conducted regarding a determination whether the plaintiffs are “similarly situated” such that the cases should proceed as collective actions, or, in the case of the actions brought under state law, as class actions. The Company also has recently initiated the filing of motions for summary judgment requesting that the Court enter judgments in favor of Family Dollar on the merits of several individual plaintiffs’ claims in the Grace and Ward cases.

As noted above, in general, the Company continues to believe that its Store Managers are “exempt” employees under the FLSA and have been and are being properly compensated under both federal and state laws. The Company further believes that these actions are not appropriate for collective or class action treatment. The Company intends vigorously to defend the claims in these actions. While the N.C. Federal Court has previously found that the Grace and Ward actions are not appropriate for collective action treatment, at this time it is not possible to predict whether one or more of the remaining cases may be permitted to proceed collectively on a nationwide or other basis. No assurances can be given that the Company will be successful in the defense of these actions, on the merits or otherwise.

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama captioned Scott, et al. v. Family Dollar Stores, Inc. alleging discriminatory pay practices with respect to the Company’s female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female store managers. The plaintiffs seek recovery of compensatory and punitive money damages, recovery of attorneys’ fees and equitable relief. The case has been transferred to the N.C. Federal Court. The Company intends to vigorously defend the allegations in the Scott case; however, no assurances can be given that the Company will be successful in the defense of this action.

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

During the first three quarters of fiscal 2009, liabilities for unrecognized tax benefits decreased by $0.7 million and accrued interest and penalties increased by $0.8 million. As of May 30, 2009, the Company had a liability for uncertain tax positions of $39.4 million, of which $17.5 million would, if recognized, affect the Company’s effective tax rate.

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. As of May 30, 2009, the Company was subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2005. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2004.

The amount of future unrecognized tax positions may be reduced because the statute of limitations has expired or the tax position is resolved with the taxing authority. The Company settled uncertain tax positions with taxing authorities during the first three quarters of fiscal 2009. The settlements created a benefit to the effective tax rate of $0.5 million, including tax, interest and penalties. In addition, the statute of limitations expired with respect to uncertain tax positions resulting in a benefit to the effective tax rate of $0.2 million, including tax, interest and penalties. It is reasonably possible that during the next 12 months the unrecognized tax benefit may be reduced by a range of zero to $8.3 million due to settlements of audits by taxing authorities. Such unrecognized tax benefits relate primarily to state tax issues.

8.	As of May 30, 2009, the Company recorded unrealized losses related to its auction rate securities, as discussed in Note 2. The unrealized losses are shown net of tax in the comprehensive income table below.

	Quarter Ended		Three Quarters Ended
(in thousands)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net income	$87,721	$64,673	$231,150	$179,922

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	(182)	(1,378)	(5,571)	(3,776)

Comprehensive income	$87,539	$63,295	$225,579	$176,146

9.	The Company operates a chain of more than 6,600 general merchandise retail discount stores in 44 states, serving the basic needs of customers primarily in the low and lower-middle income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations, foreign operations or other lines of business. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Quarter Ended		Three Quarters Ended
(in thousands)	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Classes of similar Products:

Consumables	$1,201,033	$1,066,649	$3,565,542	$3,139,544

Home Products	237,384	229,528	771,577	774,518

Apparel and Accessories	219,193	230,784	620,175	686,341

Seasonal and Electronics	185,479	175,236	631,888	617,448

Net sales	$1,843,089	$1,702,197	$5,589,182	$5,217,851

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended May 30, 2009, and May 31, 2008 (“third quarter of fiscal 2009” and “third quarter of fiscal 2008”, respectively) and the thirty-nine-week periods ended May 30, 2009, and May 31, 2008 (“first three quarters of fiscal 2009” and “first three quarters of fiscal 2008”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 30, 2008 (“fiscal 2008”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2008. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2008, and the “Risk Factors” set forth in Part II, Item 1A of this Report.

Results of Operations

Overview and Fiscal 2009 Outlook

During the first three quarters of fiscal 2009 as compared with the first three quarters of fiscal 2008, our net sales increased 7.1% to $5.6 billion, our net income increased 28.5% to $231.2 million, and our diluted net income per common share increased 28.1% to $1.64. Comparable store sales (stores open more than 13 months) for the first three quarters of fiscal 2009 increased 5.0% compared with the first three quarters of fiscal 2008. Our strong results during the first three quarters of fiscal 2009 were due primarily to strong sales of consumable merchandise and improvements in cost of sales, as a percentage of net sales. While the economic environment remained difficult for our customers during the first three quarters of fiscal 2009, we believe our strategy of providing both value and convenience continues to resonate well with budget-minded consumers. During the first three quarters of fiscal 2009, we experienced an increase in customer traffic and the dollar value of the average transaction. Our customer research suggests that our core low-income customer is shopping us more frequently and spending more when they shop at our stores. In addition, we are seeing growth in the number of shopping trips from more middle-income customers. We also believe our customers are benefiting from lower gasoline prices and certain government stimulus programs. The various components affecting our results for the first three quarters of fiscal 2009 are discussed in more detail below.

During the first three quarters of fiscal 2009, we focused on driving revenues, mitigating risk and managing costs through the following key initiatives:

¡

We continued the expansion of our assortment of traffic-driving consumables, providing customers with more of what they need in a challenging economic environment. During the fourth quarter of fiscal 2009, we plan to initiate efforts to re-align space in our stores to accommodate strong customer demand and improve the in-store shopping experience. We expect that approximately 40% of the chain will be impacted by these efforts during the fourth quarter of fiscal 2009.

¡

To strengthen the Family Dollar brand with customers and to reinforce the values we offer, we focused on increasing the productivity and returns of our advertising and customer communications and improving our in-store execution of promotional events.

¡

We continued the roll-out of our Store of the Future initiative, upgrading the technology platform in approximately 1,700 additional stores. As of May 30, 2009, approximately 4,100 stores were operating on the Store of the Future platform, and we expect to have approximately 4,700 stores operating on the platform at the end of fiscal 2009. The Store of the Future platform facilitates the acceptance of additional payment types, including credit cards and food stamps, and includes a number of on-line tools designed to provide our store managers with better analytics and work flow management.

¡

Through our price management work, the continued development of our private label offering, and our global sourcing efforts, we worked to offset the impact of the shift in the merchandise mix to more lower-margin consumable merchandise.

¡

Reflecting the uncertainty that exists in the current economic environment, we continued our measured pace of new store openings so that we can focus on improving our returns on existing assets. We opened 148 stores and closed 65 stores.

        Based on the operating results for the first three quarters of fiscal 2009, as discussed below, and our plans for the remainder of the year, we currently expect diluted net income per common share to be between $2.03 and $2.07 for fiscal 2009 compared to $1.66 in fiscal 2008. We expect our results for the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 to be negatively impacted by the anniversary of the government stimulus checks that were distributed during the fourth quarter of fiscal 2008. In addition, we expect to incur incremental expense in the fourth quarter of fiscal 2009 as we initiate efforts to re-align space in our stores. We currently expect diluted net income per common share to be between $0.39 and $0.43 for the fourth quarter of fiscal 2009 compared to $0.38 in the fourth quarter of fiscal 2008. We currently expect sales in comparable stores to increase 2% to 4% in the fourth quarter of fiscal 2009 and 4% to 5% for all of fiscal 2009.

Third Quarter Results

Net Sales

Net sales increased 8.3% in the third quarter of fiscal 2009 as compared with the third quarter of fiscal 2008. The increase in the third quarter of fiscal 2009 was due primarily to a 6.2% increase in comparable store sales, with the balance of the increase relating to sales from new stores opened as part of our store growth program. Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated, or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The increase in comparable store sales resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores and an increase in the dollar value of the average customer transaction. Sales during the third quarter of fiscal 2009, on a comparable store basis, were strongest in Consumables, driven primarily by sales of food. Sales in more discretionary categories were mixed. While sales of Apparel and Accessories continued to be soft, sales in Seasonal and Electronics and Home Products increased, all on a comparable store basis.

The average number of stores in operation during the third quarter of fiscal 2009 was 1.8% higher than the average number of stores in operation during the third quarter of fiscal 2008.

Cost of Sales

Cost of sales increased 5.7% in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 63.8% in the third quarter of fiscal 2009 and 65.4% in the third quarter of fiscal 2008. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower freight expense and lower inventory shrinkage. In addition, higher purchase mark-ups more than offset the effect of stronger sales of lower-margin consumable merchandise. Freight expense benefited from lower diesel costs and increased transportation productivity and efficiency. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes. The increase in purchase mark-ups was due primarily to our price management work, including zone pricing and price optimization.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 8.3% in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. The increases in these expenses were due in part to additional costs arising from the continued growth in the number of stores in operation and additional costs to support higher sales volume. SG&A expenses, as a percentage of net sales, were 28.7% in both the third quarter of fiscal 2009 and the third quarter of fiscal 2008. Most costs in the third quarter of fiscal 2009, including payroll costs and occupancy costs, were leveraged as a result of a 6.2% increase in comparable store sales and our continued focus on expense control. As a percentage of net sales, a decrease in payroll costs (approximately 0.4% of net sales) and occupancy costs (approximately 0.2% of net sales) offset higher incentive compensation (approximately 0.4% of net sales) and higher insurance expense (approximately 0.1% of net sales). The increase in incentive compensation was due to certain adjustments to bonus and other performance-based compensation accruals to reflect our strong performance during the third quarter of fiscal 2009. The increase in insurance expense was due primarily to a decrease in our actuarilly determined insurance liabilities during the third quarter of fiscal 2008. We began to see favorable trends in workers’ compensation and general liability claims during the first three quarters of fiscal 2008, resulting in a decrease in our actuarilly determined insurance liabilities. While we continued to see favorable trends in the number of workers’ compensation and general liability claims during the third quarter of fiscal 2009, the impact on our insurance expense was not as favorable as the third quarter of fiscal 2008.

Interest Income

Interest income decreased 70.4% ($2.1 million) in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. The decrease in interest income was due to a decrease in interest rates.

Interest Expense

Interest expense was approximately flat in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008.

Income Taxes

The effective tax rate was 35.8% for the third quarter of fiscal 2009 compared with 36.1% for the third quarter of fiscal 2008. The decrease in the effective tax rate was due primarily to changes in state income taxes and changes in our liabilities for uncertain tax positions, offset partially by lower tax-exempt interest income.

Year-to date Results

Net Sales

Net sales increased 7.1% in the first three quarters of fiscal 2009 as compared with the first three quarters of fiscal 2008. The increase in the first three quarters of fiscal 2009 was due primarily to a 5.0% increase in comparable store sales, with the balance of the increase primarily relating to sales from new stores opened as part of our store growth program. Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated, or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The increase in comparable store sales resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores and an increase in the dollar value of the average customer transaction. Sales during the first three quarters of fiscal 2009, on a comparable store basis, were strongest in Consumables, driven primarily by sales of food. Sales in more discretionary categories continued to be soft, reflecting the current economic environment.

The average number of stores in operation during the first three quarters of fiscal 2009 was 2.0% higher than the average number of stores in operation during the first three quarters of fiscal 2008. We had 6,654 stores in operation at the end of the first three quarters of fiscal 2009 compared with 6,545 stores in operation at the end of the first three quarters of fiscal 2008, representing an increase of 1.7%.

Cost of Sales

Cost of sales increased 5.3% in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 65.1% in the first three quarters of fiscal 2009 and 66.2% in the first three quarters of fiscal 2008. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower freight expense, lower inventory shrinkage, and lower seasonal markdowns. In addition, higher purchase mark-ups offset the effect of stronger sales of lower-margin consumable merchandise. Freight expense benefited from lower diesel costs and increased transportation productivity and efficiency. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes. As a result of the shift in the merchandise sales mix to more consumable merchandise and our continued focus on managing inventory risk, we lowered inventory levels in our discretionary merchandise categories, which resulted in lower seasonal markdowns, especially during the first half of fiscal 2009. The increase in purchase mark-ups was due primarily to our price management work, including zone pricing and price optimization.

The Consumer Product Safety Improvement Act of 2008 was signed into law in August 2008. The new legislation addresses a number of consumer product safety issues, including the permissible levels of lead and phthalates in certain products. During the first three quarters of fiscal 2009, we incurred markdown expense of approximately $8.8 million in response to the new legislation.

Selling, General and Administrative Expenses

SG&A expenses increased 7.2% in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008. The increases in these expenses were due in part to additional costs arising from the continued growth in the number of stores in operation and additional costs to support higher sales volume. SG&A expenses, as a percentage of net sales, were 28.4% in both the first three quarters of fiscal 2009 and the first three quarters of fiscal 2008. Most costs in the first three quarters of fiscal 2009, including payroll costs and occupancy costs, were leveraged as a result of a 5.0% increase in comparable store sales and our continued focus on expense control. As a percentage of net sales, a decrease in payroll costs (approximately 0.3% of net sales) and occupancy costs (approximately 0.2% of net sales) offset higher incentive compensation (approximately 0.3% of net sales) and higher insurance expense (approximately 0.3% of net sales). The increase in incentive compensation was due to certain adjustments to bonus and other performance-based compensation accruals to reflect our strong performance during the first three quarters of fiscal 2009. The increase in insurance expense was due primarily to a decrease in our actuarilly determined insurance liabilities during the first three quarters of fiscal 2008. We began to see favorable trends in workers’ compensation and general liability claims during the first three quarters of fiscal 2008, resulting in a decrease in our actuarilly determined insurance liabilities. While we continued to see favorable trends in the number of workers’ compensation and general liability claims during the first three quarters of fiscal 2009, the impact on our insurance expense was not as favorable as the first three quarters of fiscal 2008.

Interest Income

Interest income decreased 28.1% ($2.4 million) in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008. The decrease in interest income was due to a decrease in interest rates.

Interest Expense

Interest expense decreased 13.7% ($1.5 million) in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008. There were no borrowings under our revolving credit facilities during the first three quarters of fiscal 2009, resulting in a decrease in interest expense. During the first three quarters of fiscal 2008, we incurred $1.7 million in interest expense related to our revolving credit facilities.

Income Taxes

The effective tax rate was 36.1% for the first three quarters of fiscal 2009 compared with 35.8% for the first three quarters of fiscal 2008. The increase in the effective tax rate was due primarily to a decrease in tax-exempt interest income and changes in our liabilities for uncertain tax positions, offset partially by changes in state income taxes and an increase in certain federal jobs tax credits.

Liquidity and Capital Resources

We have consistently maintained a strong liquidity position. Cash provided by operating activities during the first three quarters of fiscal 2009 was $323.4 million compared to $339.3 million in the first three quarters of fiscal 2008. These amounts have enabled us to fund our regular operating needs, capital expenditure program, cash dividend payments, interest payments, and share repurchases. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

On December 18, 2008, we entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility replaced our $250 million unsecured revolving credit facility that was scheduled to mature on January 29, 2009. The credit facility has an initial term of 364 days and includes two one-year extensions that require lender consent. The credit facility also includes a one year term-out option that does not require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates.

We also maintain a $350 million unsecured revolving credit facility expiring on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($197.7 million as of May 30, 2009) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first three quarters of fiscal 2009. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 30, 2009, we were in compliance with all such covenants.

Our inventories at the end of the first three quarters of fiscal 2009 were 3.0% higher than at the end of the first three quarters of fiscal 2008. Inventory per store at the end of the first three quarters of fiscal 2009 was approximately 1.3% higher than inventory per store at the end of the first three quarters of fiscal 2008. The increase in inventory per store was due to an increase in consumable merchandise, resulting from increased sales volume and anticipated expansion of our consumable assortment during the second half of fiscal 2009. Inventory levels in more discretionary categories decreased.

Capital expenditures for the first three quarters of fiscal 2009 were $103.2 million compared with $108.9 million for the first three quarters of fiscal 2008. Capital expenditures for fiscal 2009 are expected to be between $160 and $180 million and relate primarily to new store openings; existing store expansions, relocations and renovations; distribution center improvements; and expenditures related to store technology infrastructure.

In the first three quarters of fiscal 2009, we opened 148 stores, closed 65 stores and expanded, relocated, or renovated 41 stores. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change.

During the first three quarters of fiscal 2009, we purchased 1.2 million shares of our common stock at a cost of $38.5 million. We purchased 3.7 million shares of our common stock during the first three quarters of fiscal 2008 at a cost of $97.7 million. As of May 30, 2009, we had outstanding authorizations to purchase a total of $94.6 million of our common stock.

Cash flows from operating activities

Cash provided by operating activities decreased $15.9 million during the first three quarters of fiscal 2009 as compared to the first three quarters of fiscal 2008. The decrease was due primarily to changes in merchandise inventories and the income tax refund receivable, offset by changes in accounts payable and accrued liabilities and an increase in net income. The changes in merchandise inventories, accounts payable and accrued liabilities, and net income were all in the ordinary course of business. The changes in the income tax refund receivable are due to a tax refund received during the first three quarters of fiscal 2008 in connection with the formation of our captive insurance subsidiary. As a result of the refund received, the income tax refund receivable balance decreased $44.4 million in the first three quarters of fiscal 2008 compared to a decrease of $7.0 million during the first three quarters of fiscal 2009.

Cash flows from investing activities

During the first three quarters of fiscal 2009, we had a cash outflow from investing activities of $93.8 million compared to a cash outflow of $150.8 million in the first three quarters of fiscal 2008. The change is due primarily to changes in the purchase/sale of investment securities. Due to the recent volatility in the financial markets and the liquidity issues surrounding our auction rate securities, we did not purchase any investment securities during the first three quarters of fiscal 2009 and only liquidated $8.7 million of investment securities. During the first three quarters of fiscal 2008, we had a net cash outflow of $42.5 million related to investment securities. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

Cash flows from financing activities

During the first three quarters of fiscal 2009, we had a cash outflow from financing activities of $92.0 million compared to a cash outflow of $191.3 million during the first three quarters of fiscal 2008. The change is due primarily to a decrease in purchases of our common stock. During the first three quarters of fiscal 2009 we purchased $38.5 million of our common stock compared to the purchase of $97.7 million of our common stock in the first three quarters of fiscal 2008. In addition, proceeds from the exercise of stock options increased $27.7 million in the first three quarters of fiscal 2009 as compared to the first three quarters of fiscal 2008.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. We do not currently believe that FSP FAS 107-1 and APB 28-1 will have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We do not currently believe that FSP FAS 115-2 and FAS 124-2 will have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under SFAS 157. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We do not currently believe that FSP FAS 157-4 will have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We do not currently believe that SFAS 165 will have a material impact on our Consolidated Financial Statements.

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

There have been no material changes to the Critical Accounting Policies outlined in our Annual Report on Form 10-K for fiscal 2008.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our plans, activities or events, which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2008, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I, Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first three quarters of fiscal 2009, we did not incur any interest expense related to our credit facilities. During the first three quarters of fiscal 2008 we incurred $1.7 million in interest expense related to our credit facilities. Our long-term debt bears interest at fixed rates.

Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of May 30, 2009, we had a $16.8 million unrealized loss ($10.4 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, settlements with broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report.

Item 4. Controls and Procedures

Based on an evaluation by our management (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

You should review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2008. Except as set forth below, there have been no material changes during the three quarters ended May 30, 2009, to the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2008.

Changes in state or federal legislation or regulations, including the effects of legislation and regulations on product safety, wage levels and entitlement programs, and changes in currency exchange rates, trade restrictions, tariffs, quotas and freight rates could increase our cost of doing business.

Changes in product safety legislation or regulations may lead to product recalls and the disposal/write off of merchandise inventories, as well as certain fines or penalties and reputational damage. Changes in federal or state wage requirements (including changes in the process for our employees to join a union) or in entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or federal tax rates could adversely impact our ability to achieve our financial targets. Because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. Changes in trade restrictions, new tariffs and quotas, and higher shipping costs for goods also could adversely impact our ability to achieve anticipated operating results.

The Consumer Product Safety Improvement Act of 2008 was signed into law in August 2008. The new legislation addresses a number of consumer product safety issues, including the permissible levels of lead and phthalates in certain products. During the first three quarters of fiscal 2009, we began removing certain products from our merchandise inventories in response to the new legislation. While we do not believe the new legislation will have a material impact on our future operating results, the scope and impact of the new legislation is still being determined in the retail marketplace generally and future adjustments to our merchandise inventories as a result of such legislation could adversely impact our future operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended May 30, 2009, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
March (3/1/09 - 4/4/09)	—	$—	—	4,170,355
April (4/5/09 - 5/2/09)	—	—	—	4,139,214
May (5/3/09 - 5/30/09)	1,208,728	31.82	1,208,728	3,124,480

Total	1,208,728	$31.82	1,208,728	3,124,480

(1)

On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to $150 million of our outstanding common stock from time to time as market conditions warrant. As of May 30, 2009, there was $94.6 million remaining under this authorization.

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

FAMILY DOLLAR STORES, INC. (Registrant)

Date: July 8, 2009	/s/ Kenneth T. Smith
Kenneth T. Smith Senior Vice President – Chief Financial Officer

Date: July 8, 2009	/s/ C. Martin Sowers
C. Martin Sowers Senior Vice President – Finance