Form 10-K
period 2009-08-29
FAMILY DOLLAR STORES INC
filed 2009-10-27
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 29, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last day of the registrant’s most recently completed second fiscal quarter, on February 28, 2009, was approximately $3.6 billion.

The number of shares of the registrant’s Common Stock outstanding as of October 2, 2009, was 138,797,782.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2010.

GENERAL INFORMATION

We have provided information in this Annual Report on Form 10-K (this “Report”) regarding the operations of Family Dollar Stores, Inc., and its subsidiaries (“we,” “Family Dollar” or the “Company”) related to the fiscal years ended on August 29, 2009 (“fiscal 2009”); August 30, 2008 (“fiscal 2008”); September 1, 2007 (“fiscal 2007”); August 26, 2006 (“fiscal 2006”); and August 27, 2005 (“fiscal 2005”); and anticipated operations for the fiscal year ending on August 28, 2010 (“fiscal 2010”). You should review the discussion and analysis provided in this Report in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included elsewhere in this Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, Item 1A below, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part II, Item 7 below, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

You should not place undue reliance on the forward-looking statements included in this Report. We assume no obligation to update any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.	BUSINESS

General

We operate a chain of more than 6,600 general merchandise retail discount stores in 44 states, providing primarily low to middle income consumers with a selection of competitively-priced merchandise in convenient neighborhood stores. Our merchandise assortment includes consumables, home products, apparel and accessories, and seasonal and electronics. We sell merchandise at prices that generally range from less than $1 to $10.

We opened our first Family Dollar store in Charlotte, North Carolina, in 1959. In subsequent years, we opened additional stores and organized separate corporations to operate these stores. Family Dollar Stores, Inc., was incorporated in Delaware in 1969, and all then-existing corporate entities became its wholly-owned subsidiaries.

The mailing address of our executive offices is P.O. Box 1017, Charlotte, North Carolina 28201-1017, and our telephone number is (704) 847-6961. Our website address is www.familydollar.com. You can find our press releases for the past five years on our website. We also make available free of charge through our website all of our reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, including our Annual reports on Form 10-K, Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports and amendments also are available on the SEC’s website at www.sec.gov.

Overview of Business Operations

Our Mission and Vision

Our mission is to provide customers with a compelling place to shop, our team members with a compelling place to work, and investors with a compelling place to invest. Our vision is to be the best small-format convenience and value retailer serving the needs of families in our neighborhoods.

Our Customers

We serve the basic needs of customers primarily in the low and middle income brackets. Typically, our customer is a female head-of-household. According to Nielsen’s 2009 Homescan® data, approximately 56% of our customers had annual gross income of less than $40,000 and approximately 26% had an annual gross income of less than $20,000. Approximately 33% of our customers were African American or Hispanic, and approximately 68% of our customers were age 45 or older.

Our Stores

A Family Dollar store is typically between 7,500 and 9,500 square feet and generally serves customers who live within five miles of the store. Our stores are located in urban, suburban, small town and rural markets. See Item 2 — “Properties” in this Report for more information. The relatively small size of a Family Dollar store allows us to select store locations that provide neighborhood convenience to our customers in each of these market areas. Family Dollar stores are open at least six days a week, with most open on Sundays. We currently accept cash, checks, PIN-based debit cards, and in most stores, credit cards and other electronic payment types, including food stamps.

Our Merchandise

We provide customers with quality merchandise at everyday low prices. We offer a focused assortment of merchandise in a number of core categories, such as health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, apparel and home fashions. Our stores are operated on a self-service basis, and our low overhead enables us to sell merchandise at a relatively moderate markup. In the typical Family Dollar store, the majority of the products are priced at $10 or less, with many of the products priced at $1 or less. In fiscal 2009, the average customer purchase was $9.84.

Current Strategic Initiatives

We believe that balancing initiatives targeted to deliver short-term financial results with investments that may require longer-term development will help us weather difficult macro-environments and enable us to achieve our long-term financial goals. Our current investment agenda is concentrated around four key priorities: increase relevancy to the customer, drive increased profitability, manage risk and build great employee teams.

Increase Relevancy to the Customer

As the economic environment changes, we remain focused on increasing our relevancy to the customer. We are re-aligning the space in our stores to better meet customer demand and improve the in-store shopping experience. During fiscal 2009, we re-aligned the space in approximately 48% of our stores, adding space for consumable merchandise and improving in-store signage and merchandise adjacencies. In addition, we continue to enhance our assortment of food to meet customers’ frequent fill-in food needs, and we are adapting our store operating hours to provide greater convenience to our customers. We are also expanding our customer research efforts and creating processes that enable us to apply our research more effectively in our merchandise and store layout decisions.

We are upgrading our register and point-of-sale technology to enable us to accept additional payment types, including credit cards and electronic benefit transfers such as food stamps. This upgraded technology also includes a number of computer-based tools to provide our store managers with better training, analytics and workflow management. At the end of fiscal 2009, approximately 74% of our stores operated with the technology. We expect to complete the rollout of this technology to all stores during fiscal 2010. In connection with the technology, we also plan to begin offering gift cards and merchandise return cards to our customers.

Drive Increased Profitability

In order to drive increased profitability, we continue to invest in initiatives that drive top-line growth, and we remain focused on cost management. In addition to the initiatives already discussed, we are enhancing our private label offering and global sourcing efforts and making additional investments to strengthen our pricing efforts. As customers become more budget-conscious, they value quality private label products at compelling prices more. We are enhancing our assortment of private label merchandise to reinforce our value perception and to enhance profitability.

As raw material and commodity prices fluctuate, having an appropriate pricing strategy is critical, both to reinforce value to the customer and to manage profitability. We have created a structured framework for pricing decisions that enables us to better balance the need for profitability with the customer’s perception of value. We plan to continue focusing in this area by refining and expanding our zone pricing initiative. We also plan to begin utilizing new software to strengthen our price optimization efforts, including promotional and clearance pricing.

To manage global pricing pressures and mitigate the pressure from increased sales of lower-margin consumable merchandise, we continue to enhance our global sourcing efforts. As a result of these investments, we have improved our product quality, offering greater value for our customers, while also improving merchandise markups.

Manage Risk

In the current economic environment, our customers face rising unemployment and a decline in average hours worked. As a result of these and other factors, our customers remain focused on basic consumable needs and continue to limit their discretionary spending. Reflecting the uncertainty in the current environment, we remain focused on managing our inventory risk. We are investing in key traffic-driving categories while constraining purchases in more discretionary categories.

We continue to make investments in our multi-year process improvement initiative called Project Accelerate. Focused on category management, price optimization, merchandise financial planning, assortment planning and space planning, this initiative is intended to help us improve and optimize our merchandising and supply chain processes. Our goal is to improve the shopping experience of our customers, the productivity of our inventory and the efficiency of our supply chain. The Project Accelerate initiative is helping us manage inventory risk and react quickly to the changing environment.

Build Great Teams

We believe that our long-term success is dependent on our ability to create strong employee teams that can adjust and respond quickly to ever-changing operating conditions. We continue to invest in this effort and in building a stronger Family Dollar culture. Utilizing an expanded library of computer-based training applications, we are creating career paths for talented, ambitious team members who want to make a larger contribution. We are strengthening our succession planning and leadership development programs, and, to support our focus on driving results and continuous improvement, we are improving our performance management programs.

We continue to make great strides in stabilizing our workforce, especially in our stores, where the benefit of experienced store teams has the greatest impact. Our current store manager, assistant manager and cashier retention are at historically high levels. A more experienced workforce allows us to offer stronger merchandise presentations, maintain better in-store standards, and improve the customer shopping experience. We believe our focus on employee retention also is having a positive impact on inventory shrinkage and workers’ compensation and general liability claims.

Store Operations

We operate more than 6,600 stores in 44 states. All of our stores are managed and operated by us. A store manager manages each store and is responsible for hiring and training store employees, managing the financial performance of the store, and providing quality customer service. The store manager reports to a district manager or area operations manager. A district manager or area operations manager is typically responsible for 15 to 25 stores. During fiscal 2009, no single store accounted for more than one-quarter of one percent of sales.

Merchandise

Our stores offer a variety of general merchandise. The following table summarizes the percentage of net sales attributable to each product category over the last three fiscal years:

Product Category	2009	2008	2007
Consumables	64.4%	61.0%	58.8%
Home Products	13.4%	14.4%	15.1%
Apparel and Accessories	11.2%	13.1%	14.4%
Seasonal and Electronics	11.0%	11.5%	11.7%

The following table describes our product categories in more detail:

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

During fiscal 2009, nationally advertised brand name merchandise accounted for approximately 52% of sales. Merchandise sold under our private label program, across all merchandise categories, accounted for approximately 19% of sales. Merchandise sold under other labels, or which was unlabeled, accounted for the balance of sales. During fiscal 2009, closeout merchandise accounted for approximately 2% of sales.

We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2009, no single supplier accounted for more than 8% of the merchandise sold by us. Approximately 54% of our merchandise was manufactured in the U.S., and substantially all such merchandise was purchased directly from the manufacturer. Approximately 46% of our merchandise was manufactured overseas and was purchased using domestic importers, agents or directly from the manufacturer. Our vendor arrangements provide for payment for such merchandise in U.S. Dollars.

We maintain a substantial variety and depth of merchandise inventory in stock in our stores (and in our distribution centers for weekly store replenishment) to attract customers and meet their shopping needs. We negotiate vendors’ trade payment terms to help finance the cost of carrying this inventory. We balance the value of maintaining high inventory levels required to meet customer demand with the potential risk of having inventories at levels that exceed such demand and that may need to be marked down in price in order to sell.

Distribution and Logistics

During fiscal 2009, the manufacturer or distributor shipped approximately 7% of our merchandise purchases directly to stores. The balance of the merchandise was shipped to one of our nine distribution centers listed below. To provide consistent, cost-effective service, we enlist the services of several national transportation companies throughout the U.S. as well as our own private fleet of trucks to deliver merchandise to stores from our distribution centers. During fiscal 2009, approximately 90% of the merchandise delivered to our stores was delivered by common or contract carriers. At the end of fiscal 2009, the number of stores served by each of our distribution centers was as follows:

Distribution Center	Number of Stores Served
Matthews, NC	762
West Memphis, AR	590
Front Royal, VA	807
Duncan, OK	767
Morehead, KY	807
Maquoketa, IA	806
Odessa, TX	727
Marianna, FL	731
Rome, NY	658

Total	6,655

Technology

We utilize a variety of technological systems to manage our business, including point-of-sale technology, inventory management tools, supply chain systems, and financial and human resource applications.

We are upgrading our point-of-sale technology to provide better customer service and to improve the communications infrastructure in our stores. The upgraded technology facilitates the acceptance of additional payment types, including credit cards and food stamps, and includes a number of computer-based tools designed to provide our store managers with better training, analytics and work flow management. At the end of fiscal 2009, approximately 74% of our stores operated with the technology. We expect to complete the rollout of this technology to all stores during fiscal 2010.

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

To minimize transportation costs and maximize our efficiency, we rely on a web-enabled transportation management system to track shipments, to maximize trailer loads and to secure low rates from our trucking partners. To maximize the productivity of our distribution centers, we utilize voice-recognition software, radio-frequency technology and high-speed sortation systems in each of our nine distribution centers.

To manage our extensive library of store leases, we utilize a lease management system that contains the key terms and conditions abstracted from our active store lease contracts. This electronic repository provides us with better visibility to key property management issues such as property taxes, common area maintenance and renewal options.

Our centralized procurement organization utilizes an on-line procurement system for many non-merchandise purchases. This system allows us to centralize these purchases, enabling us to leverage our buying power and control costs.

We utilize an online hiring system designed to provide consistent pre-employment assessments and interviews for prospective team members in approximately 81% of our stores.

Competition

Our industry is highly competitive. The principal competitive factors include store locations, convenience, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We compete for sales and store locations in varying degrees with international, national, regional and local retailing establishments, including discount stores, department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores. Many other large U.S. retailers have stores in areas in which we operate. We believe that the relatively small size of our stores permits us to operate new stores in most areas, including rural areas and large urban markets, in locations convenient to our target customer.

Seasonality

Our sales are slightly seasonal. Historically, sales have been highest in the second fiscal quarter (December, January, and February) in connection with the holiday season, representing approximately 27% of total annual sales over the last five fiscal years. Our quarterly results also can be impacted by the timing of certain holidays. We purchase significant amounts of seasonal inventory during the first quarter in anticipation of the holiday season.

Trademarks

We have registered with the U.S. Patent and Trademark Office the names “Family Dollar” and “Family Dollar Stores” as service marks, and also have registered other names and designs as trademarks for certain merchandise sold in our stores.

Employees

As of August 29, 2009, we had approximately 27,000 full-time employees and approximately 20,000 part-time employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations generally to be good.

NYSE Certification

In accordance with New York Stock Exchange (the “NYSE”) rules, on February 11, 2009, we filed the annual certification by our Chief Executive Officer that, as of the date of the certification, Family Dollar was in compliance with the NYSE listing standards. For the fiscal year ended August 29, 2009, each of our Chief Executive Officer and Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits to this Report.

Executive Officers

The following information is furnished with respect to each of the executive officers of Family Dollar as of October 2, 2009:

Name	Position and Office	Age

Howard R. Levine	Chairman of the Board and Chief Executive Officer	50

R. James Kelly	President and Chief Operating Officer	62

Dorlisa K. Flur	Executive Vice President- Chief Merchandising Officer	44

Charles S. Gibson, Jr.	Executive Vice President- Supply Chain	48

Barry Sullivan	Executive Vice President- Store Operations	45

Kenneth T. Smith	Senior Vice President- Chief Financial Officer	47

James C. Snyder, Jr.	Senior Vice President- General Counsel and Secretary	45

C. Martin Sowers	Senior Vice President- Finance	51

Bryan E. Venberg	Senior Vice President- Human Resources	41

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

Ms. Dorlisa K. Flur was employed by the Company as Senior Vice President-Strategy and Business Development in June 2004 and was promoted to Executive Vice President-Strategy and Marketing in October 2008 and to Executive Vice President-Chief Merchandising Officer in August 2009.

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

Mr. James C. Snyder, Jr., was employed by the Company as Senior Vice President-General Counsel and Secretary in April 2009. Prior to his employment by the Company, he was employed by The Home Depot, Inc., a chain of home improvement stores, from July 2001 to March 2009, where his last position was Vice President and Associate General Counsel for Legal and Risk Management.

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

General economic conditions could impact our business adversely in various respects.

A further slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may affect our business adversely by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. The current global economic uncertainty, the impact of recessions, and the potential for failures or realignments of financial institutions and the related impact on available credit may impact our suppliers, our landlords, our customers and our operations in an adverse manner including, but not limited to, our inability to readily access liquid funds or credit, increases in the cost of credit, bankruptcy of our suppliers or landlords, and other impacts, which we are currently unable to fully anticipate. At this time, we are unable to determine the impact on our customers and our business, if any, of programs adopted by the U.S. government to stabilize and support the economy.

Our profitability is vulnerable to cost increases, inflation, and energy prices.

Future increases in our costs such as the cost of merchandise, shipping rates, freight and fuel costs, and store occupancy costs may reduce our profitability. These cost changes may be the result of inflationary pressure that would further reduce our sales or profitability. Increases in other operating costs including changes in energy prices, wage rates and lease and utility costs may increase our costs of goods or operating expenses and reduce our profitability. For example, increases in the cost of diesel fuel will likely result in an increase in transportation costs, which will increase our overall operating costs and possibly lower profitability.

Our growth is dependent upon our ability to increase sales in existing stores and the success of our new store opening program.

Our growth is dependent on both increases in sales in existing stores and our ability to open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations and customer satisfaction. If we fail to realize our goals of successfully managing our store operations and increasing our customer retention and recruitment levels, our sales may not increase and our growth may be impacted adversely. Our ability to open profitable new stores depends on many factors including our ability to identify suitable markets and sites for new stores, negotiate leases with acceptable terms, gain name recognition in the new markets and successfully compete against local competition, while managing expenses and costs. Unavailability of attractive store locations, delays in the acquisition or opening of new stores, delays or costs associated with remodeling existing stores, delays or costs resulting from a decrease in commercial development due to capital constraints, difficulties in staffing and operating new store locations, and lack of customer acceptance of stores in new market areas all may impact our new store growth negatively and the costs or the profitability associated with new or remodeled stores.

We operate in a highly competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales, market share or margins, particularly if the prolonged global economic conditions intensify.

We operate in the highly competitive discount retail merchandise sector with numerous competitors, some of which may have greater resources than us. We compete for customers, merchandise, real estate locations and employees. This competitive environment subjects us to various risks, including the ability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Price reductions by our competitors may result in the reduction of our prices and a corresponding reduction in our profitability. Consolidation in our retail sector, changes in pricing of merchandise, or offerings of other services by competitors could have a negative impact on the relative attractiveness of our stores to consumers. Our ability to provide convenience in a small box retail format while offering attractive, competitively-priced products could be impacted by various actions of our competitors that are beyond our control. See Item 1 — “Competition” for further discussion of our competitive position.

We depend heavily on technology systems that support all aspects of our operations; the failure of existing or new technology to provide anticipated benefits could affect our anticipated results of operations adversely.

Our merchandising, finance, human resources, distribution and logistics and store operations functions depend heavily upon the efficient operation of our technological resources. A failure in our information technology systems or controls could impact our operations negatively. In addition, we continuously upgrade our current technology or install new technology. Our inability to implement in a timely manner such upgrades or installations, to train our employees effectively in the use of our technology, or to obtain the anticipated benefits of our technology, including technology associated with our Project Accelerate initiative or our new store POS systems, could impact our operations or profitability adversely.

If we are unable to secure our customer’s confidential and credit card information, or other private data relating to our employees or the Company, we could be subject to bad publicity, costly government enforcement actions, or private litigation, which would hurt our business reputation and materially affect our profitability.

The protection of our customer, employee, and company data is critical to us. We have procedures and technology in place to safeguard our customer’s debit and credit card information, our employee’s private data, and the Company’s records and intellectual property. However, if we experience a data security breach of any kind, we could be exposed to negative publicity, government enforcement actions, private litigation and costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores, or stop shopping our stores altogether. This could cause us to lose market share to our competitors and have a material adverse effect on our financial results.

New accounting guidance or changes in the interpretation or application of existing accounting guidance, or developments in legal or regulatory guidance could affect our financial performance adversely.

New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future lease accounting guidance or converting to International Financial Reporting Standards (“IFRS”) could force us to make significant changes to our lease management system or other accounting systems, and could result in changes to our financial statements.

Unanticipated changes in the interpretation or application of existing accounting guidance could result in material charges or restatements of our financial statements, which may further result in litigation or regulatory actions which could have a material adverse effect on our financial condition and results of operations. Changes or developments in legal or regulatory guidance may impact our position in related litigation matters negatively.

Changes in state or federal legislation or regulations, including the effects of legislation and regulations on product safety, wage levels, employee rights, social welfare and entitlement programs, and changes in currency exchange rates, trade restrictions, tariffs, quotas and freight rates could increase our cost of doing business.

We are exposed to the risk that new federal or state legislation, particularly in new product safety laws and regulations, may negatively impact our operations. For example, the Consumer Product Safety Improvement Act of 2008 was signed into law in August 2008. The new legislation addresses a number of consumer product safety issues, including the permissible levels of lead and phthalates in certain products. During fiscal 2009, we began removing certain products from our merchandise inventories in response to the new legislation. While we do not believe the new legislation will have a material impact on our future operating results, the scope and impact of the new legislation is still being determined in the retail marketplace generally and future adjustments to our merchandise inventories as a result of such legislation could impact our future operating results adversely.

Any additional changes in product safety legislation or regulations may lead to product recalls and the disposal or write off of merchandise inventories, as well as certain fines or penalties and reputational damage. Changes in federal or state wage requirements, employee rights (including changes in the process for our employees to join a union), social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or tax rates could adversely impact our ability to achieve our financial targets. Changes in trade restrictions, new tariffs and quotas, and higher shipping costs for goods also could impact our ability to achieve anticipated operating results adversely.

Product safety concerns could affect our sales and results of operations adversely.

Various governmental authorities regulate the quality and safety of the products we sell in our stores. If our merchandise, including food and consumable products, do not meet applicable governmental safety standards or our customers’ expectations regarding quality or safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. Our inability to comply on a timely basis with regulatory requirements, or execute product recalls in a timely manner, could result in substantial fines or penalties, which could have a material adverse effect on our financial results. In addition, negative customer perceptions regarding the safety of the products we sell could cause us to lose market share to our competitors. If this occurs, it may be difficult for us to regain lost sales.

Any disruption in our ability to select, obtain and market merchandise attractive to customers at prices that allow us to profitably sell such merchandise could impact our business negatively.

We generally have been able to select and obtain sufficient quantities of attractive merchandise at prices that allow us to profitably sell such merchandise. If we are unable to continue to select products that are attractive to our customers, to obtain such products at costs that allow us to sell such products at a profit, or to market such products effectively to consumers, our sales or profitability could be affected adversely.

Any disruption in the supply or increase in pricing of such merchandise could further negatively impact our operations and results of operations. A significant amount of our merchandise is imported, and changes to the flow of these goods for any reason could have an adverse impact on our operations. For example, because a substantial amount of our imported merchandise comes from China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. The United States and other countries have occasionally proposed and enacted protectionist trade legislation, which may result in changes in tariff structures and trade policies that could increase the cost of or reduce the availability of certain merchandise. Any of these or other measures relating to suppliers and the countries in which they are located, some or all of which are beyond our control, can negatively impact our operations, increase costs, and lower our margins. Such events or circumstances include, but are not limited to:

•	political and economic instability;

•	the financial instability and labor problems of suppliers;

•	the availability of raw materials;

•	merchandise quality issues;

•	currency exchange rates; and

•	transportation availability and cost.

In addition, we are currently implementing global sourcing programs and vendor and product quality requirements that could negatively impact our ability to find qualified suppliers or their ability to provide merchandise at attractive prices. These and other factors affecting our suppliers and our access to products could affect our financial performance adversely.

We are exposed to the risk of natural disasters, unusual weather, pandemic outbreaks, war and terrorism that could disrupt business and result in increased operating costs and capital expenditures.

Our headquarters, store locations and distribution centers, as well as certain of our vendors and customers, are located in areas which could be subject to natural disasters such as floods, hurricanes, tornadoes or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war or terrorism. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in: physical damage to one or more of our properties; the temporary closure of some or all of our stores or distribution centers; the temporary lack of an adequate work force in a market; temporary or long-term disruption in the transport of goods; delay in the delivery of goods to our distribution centers or stores; disruption of our technology support or information systems; or fuel shortages or dramatic increases in fuel prices which increase the cost of doing business. Any of these factors, or combination thereof, could affect our operations adversely.

Operational difficulties, including those associated with our ability to develop and operate our stores and distribution facilities, could impact our business adversely.

Our stores are decentralized and are managed through a network of geographically dispersed management personnel. Our inability to operate our stores effectively and efficiently, including the ability to control losses resulting from inventory shrinkage, may negatively impact our sales or profitability.

In addition, we rely upon our distribution and logistics network to provide goods to stores in a timely and cost-effective manner. Any disruption, unanticipated expense or operational failure related to this process could impact our store operations negatively. We maintain a network of distribution facilities throughout our geographic territory and build new facilities to support our growth objectives. Delays in opening distribution facilities or stores could adversely affect our future operations by slowing the unit growth, which may in turn reduce revenue growth. Adverse changes in the cost to operate distribution facilities and stores, such as changes in labor, utility and other operating costs, could have an adverse impact on our financial performance. Adverse changes in our inventory shrinkage at the store level or in distribution facilities could also impact our results negatively.

We rely on third-party shippers and carriers whose operations are outside our control, and any failure by them to deliver products in a timely manner may damage our reputation and could cause us to lose customers.

We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of products to stores and distribution operations throughout the country. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather and increased fuel costs. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers’ product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose customers.

Adverse impacts associated with legal proceedings and claims could affect our business negatively.

We are a party to a variety of legal proceedings and claims incidental to our business, such as alleged personal and property damage, and labor claims. In particular several employees have alleged the company violated the Fair Labor Standards Act (FLSA) and other state laws by classifying Store Managers as “exempt” employees, not entitled to overtime compensation. We are subject to a series of lawsuits challenging that classification, and recently incurred a final judgment against us in federal court. There are currently additional lawsuits pending in the 4th Circuit Court of Appeals and in federal district court in North Carolina. We classified Store Managers as “exempt” employees in good faith and continue to believe that Store Managers are “exempt” employees under FLSA, that they should be paid as salaried employees, and that have been and are being properly compensated under both federal and state laws. We intend to defend ourselves vigorously against such claims. However, if at some point in the future the Company determines that a reclassification of some or all of its Store Managers as non-exempt employees under the FLSA is required, such action could have a material adverse effect on the Company’s financial position, liquidity or results of operation. At this time, we cannot quantify the impact of such a determination. The outcome of any litigation is uncertain and it may subject the Company to liability that could have a material adverse effect on its financial position, liquidity, or results of operations. See Note 9 to the Consolidated Financial Statements included in this Report for more information on our outstanding litigation.

Our ability to attract and retain employees could affect our business.

Our growth could be adversely impacted by our inability to attract and retain employees at the store operations level, in distribution facilities, and at the corporate level, including our senior management team, at costs which allow us to profitability conduct our operations. For example, we believe that the retention of managers at the store level is one factor in reducing inventory shrinkage resulting from employee theft. Various other factors, such as overall labor availability, wage rates, union organizing activity, regulatory or legislative impacts and various benefit costs could all impact our ability to attract and retain employees negatively and may affect our results of operations adversely.

Higher costs or any failure to achieve targeted results associated with the implementation of new programs or initiatives could affect our results of operations adversely.

We are undertaking a variety of operating initiatives and infrastructure initiatives related to, among other things, merchandising and supply chain systems, store technology, merchandise assortment and related schematic changes, and real estate remodeling and expansion goals. These changes may result in temporary disruptions to our business and negatively impact sales and the failure to properly execute any of these initiatives or the failure to obtain the anticipated results of such initiatives could have an adverse impact on our future operating results.

Our business is slightly seasonal and adverse events during the holiday season could impact our operating results negatively.

Our business is slightly seasonal, with the highest percentage of sales (approximately 27% of total annual sales over the last five fiscal years) occurring during the second fiscal quarter (December, January, February). We purchase significant amounts of seasonal inventory in anticipation of the holiday season. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unusual weather can result in lower than planned sales during the holiday season. This could lead to lower sales or to unanticipated markdowns, impacting our financial condition and results of operations negatively.

Our failure to comply with our debt covenants could affect our capital resources, financial condition and liquidity adversely.

Our debt agreements contain certain restrictive covenants, which impose various operating and financial restrictions on us. Such restrictions include, but are not limited to, a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt ratio. Our failure to comply with the restrictive covenants in our debt agreements, as a result of one or more of the factors listed in this section, could result in an event of default, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. If we are forced to refinance these borrowings on less favorable terms, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we will also not be able to borrow additional amounts under those facilities to the extent that they would otherwise be available. Our ability to obtain future financing may also be impacted negatively.

Funds associated with auction rate securities may not be liquid or readily available.

Our portfolio of investment securities currently consists of auction rate securities ($166.5 million at fair value as of August 29, 2009), which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations, but if the global credit crisis persists or intensifies, it is possible that we will be required to write down the fair value of our auction rate securities further. If we determine that the decline in the fair value of our auction rate securities is other than temporary, it would result in an impairment charge being recognized in our Consolidated Statements of Income, and this charge could be material and could adversely affect our financial results for the periods in which the charges occur. See Note 2 to the Consolidated Financial Statements included in this Report for more information on our auction rate securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate a chain of self-service retail discount stores. As of October 2, 2009, there were 6,664 stores in 44 states and the District of Columbia as follows:

Texas	841	Arkansas	101
Ohio	413	Missouri	95
Florida	391	New Mexico	94
North Carolina	370	Maryland	91
Michigan	349	New Jersey	78
Georgia	313	Minnesota	70
New York	291	Utah	59
Pennsylvania	273	Maine	51
Louisiana	228	Connecticut	49
Illinois	223	Kansas	35
Virginia	215	Iowa	32
Tennessee	205	Idaho	31
South Carolina	203	Nebraska	31
Indiana	195	Nevada	26
Kentucky	188	South Dakota	23
Alabama	144	New Hampshire	22
Wisconsin	136	Rhode Island	22
Arizona	135	Delaware	21
Oklahoma	128	Wyoming	20
Mississippi	119	North Dakota	12
West Virginia	117	Vermont	12
Colorado	105	District of Columbia	3
Massachusetts	104

As of October 2, 2009, we had, in the aggregate, approximately 56.7 million square feet of total store space (including receiving rooms and other non-selling areas) and approximately 47.2 million square feet of selling space.

The number of stores we operated at the end of each of our last five fiscal years was:

Fiscal Year	Number of Stores at Year End
2005	5,898
2006	6,173
2007	6,430
2008	6,571
2009	6,655

During fiscal 2009, we opened 180 stores, closed 96 stores, relocated 10 stores within the same shopping center or market area, and expanded or renovated 41 stores. In addition, during fiscal 2009, we initiated efforts to re-align space in our stores to accommodate strong customer demand for consumable merchandise and improve the in-store shopping experience. Approximately 48% of the chain was impacted by these efforts during fiscal 2009. We plan to continue re-aligning the space in our stores during fiscal 2010. From August 30, 2009, through October 2, 2009, we opened 20 new stores, closed 11 stores, and relocated 4 stores within the same shopping center or market area.

Our stores are located in urban, suburban, small town and rural markets, and they are typically freestanding or located in shopping centers. At the end of fiscal 2009, approximately 20% of our stores were located in large urban markets (markets with populations above 200,000), and approximately 26% of our stores were located in small urban markets (markets with populations greater than 75,000 but less than 200,000) or suburban areas. During fiscal 2009, approximately 18% of our new store locations were opened in large urban markets, and 39% of our new locations were opened in small urban or suburban markets.

All of our stores are leased except for 487 stores which we own. Most of our leases have an initial term of five years and provide for fixed rentals, and most of our leases require additional payments based upon a percentage of sales, property taxes, insurance premiums, or common area maintenance charges.

Of our 6,177 leased stores at October 2, 2009, all but 404 leases grant us options to renew for additional terms, in most cases for a number of successive five-year periods. The following table sets forth certain data concerning the expiration dates of all leases with renewal options as of October 2, 2009:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2010	950	52
2011-2013	2,998	220
2014-2016	1,720	380
2017-2019	488	510
2020 and thereafter	21	5,015

We own our corporate headquarters and a distribution center located on a 108-acre tract of land in Matthews, North Carolina, just outside of Charlotte, in two buildings containing approximately 1.24 million square feet. We use approximately 930,000 square feet for the distribution center, which includes receiving, warehousing, shipping and storage facilities, and we use approximately 310,000 square feet for the corporate headquarters.

We also own eight additional full-service distribution centers described in the table below:

Facility Size
Distribution Center	Land	Building	Date Operational
West Memphis, AR	75 acres	850,000 sq. ft.	April 1994
Front Royal, VA	108 acres	907,000 sq. ft.	January 1998
Duncan, OK	85 acres	907,000 sq. ft.	July 1999
Morehead, KY	94 acres	907,000 sq. ft.	June 2000
Maquoketa, IA	74 acres	907,000 sq. ft.	March 2002
Odessa, TX	89 acres	907,000 sq. ft.	July 2003
Marianna, FL	76 acres	907,000 sq. ft.	January 2005
Rome, NY	87 acres	907,000 sq. ft.	April 2006

ITEM 3.	LEGAL PROCEEDINGS

Information for this item is included in Note 9 to the Consolidated Financial Statements included in this Report, and incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the ticker symbol FDO. At October 2, 2009, there were approximately 2,690 holders of record of our common stock. The accompanying tables give the high and low sales prices of our common stock and the dividends declared per share for each quarter of fiscal 2009 and fiscal 2008. We expect that dividends will continue to be declared quarterly for the foreseeable future.

Market Prices and Dividends

2009	High	Low	Dividend
First Quarter	$32.50	$19.70	$.12 1/2
Second Quarter	29.47	21.79	.13 1/2
Third Quarter	35.00	26.06	.13 1/2
Fourth Quarter	32.97	27.50	.13 1/2

2008	High	Low	Dividend
First Quarter	$30.00	$21.03	$.11 1/2
Second Quarter	23.86	14.62	.12 1/2
Third Quarter	22.60	18.00	.12 1/2
Fourth Quarter	26.62	18.43	.12 1/2

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended August 29, 2009, by us, on our behalf or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
June (5/31/09-7/4/09)	—	$—	—	3,383,828
July (7/5/09-8/1/09)	570,500	30.56	570,500	2,455,249
August (8/2/09-8/29/09)	492,300	30.83	492,300	2,019,798

Total	1,062,800	$30.68	1,062,800	2,019,798

(1)

On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to $150 million of our outstanding common stock from time to time as market conditions warrant. As of August 29, 2009, there was $62.0 million remaining under this authorization.

(2)	Includes amounts converted to shares using the closing stock price as of the end of the fiscal month.

Equity Compensation Plan Information

This information will be included in our proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2010, under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Stock Performance Graph

The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended August 29, 2009, compared with the cumulative total returns of the S&P 500 Index and the S&P General Merchandise Stores Index. The comparison assumes that $100 was invested in Family Dollar common stock on August 28, 2004, and, in each of the foregoing indices on August 28, 2004, and that dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended
(in thousands, except per share amounts and store data)	August 29, 2009	August 30, 2008	September 1, 2007	August 26, 2006(1)	August 27, 2005
Net sales	$7,400,606	$6,983,628	$6,834,305	$6,394,772	$5,824,808
Cost of sales and operating expenses	$6,943,337	$6,618,322	$6,445,672	$6,077,467	$5,485,998	(2)
Income before income taxes	$450,925	$361,762	$381,896	$311,144	$342,795
Income taxes	$159,659	$128,689	$139,042	$116,033	$125,286
Net income	$291,266	$233,073	$242,854	$195,111	$217,509

Diluted net income per common share	$2.07	$1.66	$1.62	$1.26	$1.30
Dividends declared	$74,012	$68,537	$66,361	$62,757	$61,538
Dividends declared per common share	$0.53	$0.49	$0.45	$0.41	$0.37

Total assets	$2,842,722	$2,661,782	$2,624,156	$2,523,029	$2,409,501
Working capital	$539,731	$275,106	$406,977	$432,737	$460,157
Long-term investment securities	$163,545	$222,104	$—	$—	$—
Long-term debt	$250,000	$250,000	$250,000	$250,000	$—
Shareholders’ equity	$1,440,060	$1,254,083	$1,174,641	$1,208,393	$1,428,066

Stores opened	180	205	300	350	500
Stores closed	96	64	43	75	68
Number of stores - end of year	6,655	6,571	6,430	6,173	5,898

(1)

Our results for fiscal 2006 include a $45.0 million (a net impact of approximately $0.18 per diluted share) litigation charge associated with an adverse litigation judgment and cumulative charges of $10.5 million (a net impact of approximately $0.04 per diluted share) to record non-cash stock-based compensation and income tax related interest expense.

(2)

We have reclassified this amount to conform to our current presentation. During fiscal 2006, we began presenting interest income and interest expense separately on the Consolidated Statements of Income. In prior years we included interest income and interest expense in selling, general and administrative expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for fiscal 2009, fiscal 2008 and fiscal 2007 and our expectations for fiscal 2010. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Report. Our discussion contains forward-looking statements which are based upon our current expectations and which involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the “Cautionary Statement Regarding Forward Looking Statements” in the General Information section of this Report and the “Risk Factors” listed in Part I, Item 1A of this Report.

Our fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2009 and fiscal 2008 were 52-week years compared with a 53-week year in fiscal 2007. The second quarter of fiscal 2009 and the second quarter of fiscal 2008 included 13 weeks compared with 14 weeks in the second quarter of fiscal 2007.

Executive Overview

We operate a chain of more than 6,600 general merchandise retail discount stores in 44 states, providing primarily low to middle income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes consumables, home products, apparel and accessories, and seasonal and electronics. We sell merchandise at prices that generally range from less than $1 to $10.

During fiscal 2009 as compared with fiscal 2008, our net sales increased 6.0% to $7.4 billion, our net income increased 25.0% to $291.3 million, and our diluted net income per common share increased 24.7% to $2.07. Comparable store sales (stores open more than 13 months) for fiscal 2009 increased 4.0% compared with fiscal 2008. Our strong results during fiscal 2009 were due primarily to strong sales of consumable merchandise and improvements in cost of sales, as a percentage of net sales.

Although the economic environment remained difficult for our customers during fiscal 2009, with rapidly rising unemployment and a decline in average hours worked, we believe our customers benefited from lower energy costs and certain government stimulus programs. We believe our strategy of providing both value and convenience continues to resonate well with budget-minded consumers. During fiscal 2009, we experienced an increase in customer traffic and the dollar value of the average transaction. Our customer research suggests that our core low-income customer is shopping us more frequently and spending more when they shop at our stores. In addition, we are seeing growth in the number of shopping trips and average transaction from more middle-income customers. The various components affecting our results for fiscal 2009 are discussed in more detail below.

During fiscal 2009, we focused on driving revenues, mitigating risk and managing costs through the following key initiatives:

•

We continued the expansion of our assortment of traffic-driving consumables, providing customers with more of what they need in a challenging economic environment. During fiscal 2009, we initiated efforts to re-align space in our stores to accommodate strong customer demand for consumable merchandise and improve the in-store shopping experience. Approximately 48% of the chain was impacted by these efforts during fiscal 2009.

•

To strengthen the Family Dollar brand with customers and to reinforce the values we offer, we focused on increasing the productivity and returns of our advertising and customer communications and improving our in-store execution of promotional events.

•

We continued the roll-out of new register and point-of-sale technology in approximately 2,500 additional stores. As of August 29, 2009, approximately 4,900 stores were operating on the new technology platform. The new platform facilitates the acceptance of additional payment types, including credit cards and food stamps, and includes a number of computer-based tools designed to provide our store managers with better training, analytics and work flow management.

•

Through our price management work, the continued development of our private label offering, and our global sourcing efforts, we offset the impact of the shift in the merchandise mix to more lower-margin consumable merchandise.

•

We continued to focus on inventory productivity, and we lowered our inventory levels in more discretionary merchandise categories. During fiscal 2009, total inventory decreased 3.8% and inventory per store decreased 5.0%, both in comparison to fiscal 2008. Lower inventory levels are making our stores easier to shop and reducing our exposure to seasonal markdowns. We also believe that lower inventory levels are resulting in lower inventory shrinkage and a reduction in workers’ compensation and general liability claims.

•

Reflecting the uncertainty in the current economic environment, we continued our measured pace of new store openings so that we can focus on improving our returns on existing assets. We opened 180 stores and closed 96 stores.

Fiscal 2010 Outlook

During fiscal 2010, we plan to build on the improvements we made during fiscal 2009 and maintain our focus on four key priorities: increase relevancy to the customer, drive increased profitability, manage risk and build great employee teams.

To increase our relevancy to the customer we plan to continue re-aligning the space in our stores to better meet customer demand and improve the in-store shopping experience. In addition, we plan to complete the rollout of our new register and point-of-sale technology during fiscal 2010. We also plan to adjust our store operating hours to provide greater convenience for our customers and continue to expand our customer research efforts.

In order to drive increased profitability, we plan to continue investing in initiatives that drive top-line growth, and we remain focused on cost management. In addition to the initiatives already discussed, we plan to enhance our private label offering and global sourcing efforts and make additional investments to strengthen our pricing efforts.

We plan to continue managing our inventory risk by constraining purchases of discretionary merchandise. We also plan to leverage the investments we have made in our Project Accelerate initiative and global sourcing efforts to improve inventory productivity and quality.

We believe that our long-term success is dependent on our ability to create strong employee teams that can adjust and respond quickly to ever-changing conditions. We plan to continue to invest in building a stronger Family Dollar culture and great employee teams. We also plan to continue to focus on improving employee retention.

During fiscal 2010, we expect sales will continue to be strongest in the Consumables category, as customers continue to constrain their discretionary spending. We expect cost of sales, as a percentage of net sales, will continue to be pressured by the shift in the merchandise mix to more consumable merchandise. We plan to offset this pressure through lower markdowns, the enhancement of our private label program, improvements in price optimization, and lower inventory shrinkage. We expect selling, general and administrative (“SG&A”) expenses, as a percentage of net sales, will be pressured as we continue to make revenue driving investments, including the re-alignment of space in our stores, the roll-out of new register and point-of-sale technology and the expansion of store operating hours. See Part I, Item 1 of this Report for more information on our current strategic initiatives.

Results of Operations

Our results of operations for fiscal 2009, fiscal 2008 and fiscal 2007 are highlighted in the table below and discussed in the following paragraphs:

	Years Ended
(in thousands)	August 29, 2009	August 30, 2008	September 1, 2007
Net sales	$7,400,606	$6,983,628	$6,834,305

Cost and expenses:
Cost of sales	4,822,401	4,637,826	4,512,242
% of net sales	65.2%	66.4%	66.0%
Selling, general and administrative	2,120,936	1,980,496	1,933,430
% of net sales	28.7%	28.4%	28.3%

Cost of sales and operating expenses	6,943,337	6,618,322	6,445,672
% of net sales	93.8%	94.8%	94.3%

Operating profit	457,269	365,306	388,633
% of net sales	6.2%	5.2%	5.7%

Interest income	6,595	11,042	10,690
% of net sales	0.1%	0.2%	0.2%

Interest expense	12,939	14,586	17,427
% of net sales	0.2%	0.2%	0.3%

Income before income taxes	450,925	361,762	381,896
% of net sales	6.1%	5.2%	5.6%

Income taxes	159,659	128,689	139,042
% of net sales	2.2%	1.8%	2.0%

Net Income	291,266	233,073	242,854
% of net sales	3.9%	3.3%	3.6%

Net Sales

Net sales increased 6.0% in fiscal 2009 compared to fiscal 2008 and 2.2% in fiscal 2008 compared to fiscal 2007. The increases in fiscal 2009 and fiscal 2008 were attributable, in part, to increases in comparable store sales of 4.0% and 1.2%, respectively, with the balance of the increases primarily relating to sales from new stores opened as part of our store growth program. Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated, or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

Net sales in fiscal 2008 as compared to fiscal 2007, were negatively impacted by the loss of one week during the reporting period. Fiscal 2008 was a 52-week year compared to a 53-week year in fiscal 2007. The additional week was approximately 2% of net sales in fiscal 2007.

The 4.0% increase in comparable store sales in fiscal 2009 resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores and an increase in the dollar value of the average customer transaction. During fiscal 2009, the customer count increased approximately 2.8% and the average customer transaction increased approximately 1.2% to $9.84 compared to fiscal 2008. Sales during fiscal 2009, on a comparable store basis, were strongest in Consumables, driven primarily by sales of food. Sales in more discretionary categories continued to be soft, reflecting the current economic environment.

The 1.2% increase in comparable store sales in fiscal 2008 resulted from an increase in the average customer transaction. During fiscal 2008, the customer count, as measured by the number of register transactions in comparable stores, was approximately flat (0.3% decrease), and the average customer transaction increased approximately 1.5% to $9.70 compared to fiscal 2007. Sales during fiscal 2008, on a comparable store basis, were strongest in Consumables. Sales in more discretionary categories were weaker.

During fiscal 2009, we opened 180 stores and closed 96 stores for a net addition of 84 stores, compared with the opening of 205 stores and closing of 64 stores for a net addition of 141 stores during fiscal 2008. We relocated 10 stores in fiscal 2009, compared with 17 stores that were relocated in fiscal 2008. We also expanded or renovated 41 stores in fiscal 2009, compared with 80 stores that were expanded or renovated in fiscal 2008. In addition, during fiscal 2009, we initiated efforts to re-align space in our stores to accommodate strong customer demand for consumable merchandise and improve the in-store shopping experience. Approximately 48% of the chain was impacted by these efforts during fiscal 2009.

Cost of Sales

Cost of sales increased 4.0% in fiscal 2009 compared to fiscal 2008 and 2.8% in fiscal 2008 compared to fiscal 2007. These increases primarily reflected the additional sales volume between years. The increase in fiscal 2008 compared to fiscal 2007 was impacted by the loss of one week during the reporting period, as discussed above. Cost of sales, as a percentage of net sales, was 65.2% in fiscal 2009, 66.4% in fiscal 2008 and 66.0% in fiscal 2007. The decrease in cost of sales, as a percentage of net sales, during fiscal 2009 as compared to fiscal 2008, was due primarily to lower freight expense, lower inventory shrinkage, and lower seasonal markdowns. In addition, higher purchase mark-ups more than offset the effect of stronger sales of lower-margin consumable merchandise. Freight expense benefited from lower diesel costs and increased transportation productivity and efficiency. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes. As a result of the shift in the merchandise sales mix to more consumable merchandise and our continued focus on managing inventory risk, we lowered inventory levels in our discretionary merchandise categories, which resulted in lower seasonal markdowns, especially during the first half of fiscal 2009. The increase in purchase mark-ups was due primarily to our price management work, including zone pricing and price optimization.

The increase in cost of sales, as a percentage of net sales, during fiscal 2008 as compared to fiscal 2007, was due primarily to increased sales of lower-margin consumable merchandise.

The Consumer Product Safety Improvement Act of 2008 was signed into law in August 2008. The new legislation addresses a number of consumer product safety issues, including the permissible levels of lead and phthalates in certain products. During fiscal 2009, we incurred markdown expense of approximately $6.8 million in response to the new legislation.

Selling, General and Administrative Expenses

SG&A expenses increased 7.1% in fiscal 2009 compared to fiscal 2008 and 2.4% in fiscal 2008 compared to fiscal 2007. The increases in these expenses were due in part to additional costs arising from the continued growth in the number of stores in operation. In fiscal 2009, we also incurred additional costs to support higher sales volume. The increase in fiscal 2008 as compared to fiscal 2007 was impacted by the loss of one week during the reporting period, as discussed above. SG&A expenses, as a percentage of net sales, were 28.7% in fiscal 2009, 28.4% in fiscal 2008 and 28.3% in fiscal 2007. The increase in SG&A expenses, as a percentage of net sales, during fiscal 2009 as compared to fiscal 2008, was due primarily to higher incentive compensation (approximately 0.3% of net sales) and higher insurance expense (approximately 0.3% of net sales). Most other costs decreased as a percentage of net sales, including payroll costs (approximately 0.1% of net sales) and occupancy costs (approximately 0.1% of net sales), as a result of a 4.0% increase in comparable store sales and our continued focus on expense control. The increase in incentive compensation was due to certain adjustments to bonus and other performance-based compensation accruals to reflect our strong performance during fiscal 2009. We continued to see favorable trends in workers’ compensation and general liability claims during fiscal 2009, but the rate of improvement was lower as compared to fiscal 2008, resulting in an increase in insurance expense as a percentage of net sales.

The increase in SG&A expenses, as a percentage of net sales, in fiscal 2008 as compared to fiscal 2007, was due primarily to an increase in occupancy costs and an increase in advertising costs. In addition, most costs in fiscal 2008 were de-leveraged as a result of low single-digit comparable store sales growth. These increases offset a decrease in insurance costs and a decrease in professional fees.

Interest Income

Interest income decreased approximately 40.3% ($4.4 million) in fiscal 2009 compared to fiscal 2008 and increased approximately 3.3% ($0.4 million) in fiscal 2008 compared to fiscal 2007. The decrease in interest income during fiscal 2009 as compared to fiscal 2008, was due to a decrease in interest rates. The increase in fiscal 2008 as compared to fiscal 2007 was not material.

Interest Expense

Interest expense decreased 11.3% ($1.6 million) in fiscal 2009 compared to fiscal 2008 and 16.3% ($2.8 million) in fiscal 2008 compared to fiscal 2007. We did not borrow under our revolving credit facilities during fiscal 2009, which resulted in a decrease in interest expense as compared to fiscal 2008. During fiscal 2008, we incurred $1.7 million in interest expense related to our revolving credit facilities. The decrease in fiscal 2008 as compared to fiscal 2007 was due to an accounting policy change in the classification of tax-related interest and penalties in connection with our adoption of FIN 48. Tax-related interest and penalties were included in interest expense during fiscal 2007.

Income Taxes

The effective tax rate was 35.4% for fiscal 2009, 35.6% in fiscal 2008 and 36.4% in fiscal 2007. The decrease in the effective tax rate in fiscal 2009 as compared to fiscal 2008 was due primarily to an increase in certain federal jobs tax credits and changes in state income taxes, offset partially by changes in our liabilities for uncertain tax positions and a decrease in tax-exempt interest income. The decrease in the effective rate in fiscal 2008 compared to fiscal 2007 was due primarily to a decrease in our tax liabilities as a result of the expiration of the statute of limitations with respect to uncertain tax positions and favorable settlements with taxing authorities.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2009 was $529.9 million compared to $515.7 million in fiscal 2008 and $415.8 million in fiscal 2007. These amounts have enabled us to fund our regular operating needs, capital expenditure program, cash dividend payments, interest payments, and share repurchases. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

Credit Facilities

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

We also maintain a $350 million unsecured revolving credit facility expiring on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($202.3 million as of August 29, 2009) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during fiscal 2009, compared with $736.3 million borrowed and repaid in fiscal 2008. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 29, 2009, we were in compliance with all such covenants.

Notes

On September 27, 2005, we obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing in the sixth year, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended. The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. At the end of fiscal 2009, we were in compliance with all such covenants.

Other Considerations

Our merchandise inventories at the end of fiscal 2009 were 3.8% lower than at the end of fiscal 2008. Inventory per store at the end of fiscal 2009 was approximately 5.0% lower than inventory per store at the end of fiscal 2008. The decrease in total inventory and inventory per store during fiscal 2009 was due to a decrease in discretionary merchandise. During fiscal 2009, we reduced our purchases of discretionary merchandise and focused on meeting higher customer demand for consumable merchandise.

Our merchandise inventories at the end of fiscal 2008 were 3.1% lower than at the end of fiscal 2007. Inventory per store at the end of fiscal 2008 was approximately 5.2% lower than inventory per store at the end of fiscal 2007. The decrease in total inventory and inventory per store during fiscal 2008 resulted from efforts to improve our inventory productivity, including the continuation of an aggressive markdown strategy that began in fiscal 2007.

Capital expenditures for fiscal 2009 were $155.4 million compared with $167.9 million in fiscal 2008 and $131.6 million in fiscal 2007. The decrease in capital expenditures during fiscal 2009 as compared to fiscal 2008 was due primarily to a decrease in distribution and corporate office related projects, which offset increases in technology-related projects and improvements and upgrades to existing stores. The increase in capital expenditures during fiscal 2008 as compared to fiscal 2007 was due to an increase in existing store improvements and upgrades and an increase in technology investments. Capital expenditures for fiscal 2010 are expected to be between $160 and $180 million and relate primarily to store technology infrastructure and other technology related projects; new store openings; existing stores, to include expansions, relocations and renovations; and distribution center improvements.

In fiscal 2009, we opened 180 stores, closed 96 stores and expanded, relocated, or renovated 51 stores. In addition, during fiscal 2009, we initiated efforts to re-align space in our stores to accommodate strong customer demand for consumable merchandise and improve the in-store shopping experience. Approximately 48% of the chain was impacted by these efforts during fiscal 2009. We plan to continue re-aligning the space in our stores during fiscal 2010. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change. During fiscal 2010, we plan to open approximately 200 stores and close approximately 80 stores.

During fiscal 2009, we purchased 2.3 million shares of our common stock at a cost of $71.1 million. During fiscal 2008, we purchased 3.7 million shares at a cost of $97.7 million, and during fiscal 2007, we purchased 8.2 million shares at a cost of $257.5 million. As of August 29, 2009, we had outstanding authorizations to purchase a total of $62.0 million of our common stock. The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or transactions structured through investment banking institutions.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of fiscal 2009, these cash and cash equivalents and investment securities balances were $58.6 million and $59.3 million, respectively.

Cash flows from operating activities

Cash provided by operating activities increased $14.1 million during fiscal 2009 as compared to fiscal 2008. The increase was due primarily to an increase in net income, partially offset by changes in income tax receivable/payable amounts. The changes in the income tax receivable/payable amounts were primarily due to a tax refund received during fiscal 2008 in connection with the formation of our captive insurance subsidiary.

Cash provided by operating activities increased $100.0 million during fiscal 2008 as compared to fiscal 2007. The increase was due primarily to changes in merchandise inventories and other working capital items in the ordinary course of business.

Cash flows from investing activities

During fiscal 2009, we had a cash outflow from investing activities of $109.4 million compared to a cash outflow of $199.6 million in fiscal 2008. The change is due primarily to changes in the purchase/sale of investment securities. Due to volatility in the financial markets and the liquidity issues surrounding our auction rate securities, we did not purchase any investment securities during fiscal 2009 and only liquidated $44.9 million of investment securities. During fiscal 2008, we had a net cash outflow of $32.5 million related to investment securities. See Note 2 to the Consolidated Financial Statements included in this Report for more information on our auction rate securities.

Cash used for investing activities increased $7.7 million in fiscal 2008 as compared to fiscal 2007. The increase was due primarily to an increase in capital expenditures. The increase in capital expenditures was substantially offset by a decrease in the net purchase/sale of investment securities, resulting from liquidity issues in the auction rate securities market.

Cash flows from financing activities

During fiscal 2009, we had a cash outflow from financing activities of $140.1 million compared to a cash outflow of $244.9 million during fiscal 2008. The change is due primarily to changes in cash overdrafts, an increase in proceeds from the exercise of stock options, and a decrease in purchases of our common stock. Cash overdrafts decreased $27.3 million in fiscal 2009 compared to fiscal 2008 and $79.7 million in fiscal 2008 compared to fiscal 2007. See Note 1 to the Consolidated Financial Statements included in this report for an explanation of our cash overdrafts. Proceeds from the exercise of stock options increased $31.3 million in fiscal 2009 as compared to fiscal 2008. Purchases of our common stock decreased $26.6 million in fiscal 2009 compared to fiscal 2008.

Cash used in financing activities increased $28.4 million in fiscal 2008 as compared to fiscal 2007. The increase was primarily a result of a decrease in cash overdrafts as a result of the timing of payments at year end and a decrease in proceeds from the exercise of stock options. Lower expenditures related to stock repurchases offset some of the increase.

Contractual Obligations and Other Commercial Commitments

The following table shows our obligations and commitments to make future payments under contractual obligations at the end of fiscal 2009:

	Payments Due During the Period Ending
(in thousands) Contractual Obligations	Total	August 2010	August 2011	August 2012	August 2013	August 2014	Thereafter
Long-term debt	$250,000	$—	$—	$16,200	$16,200	$16,200	$201,400
Interest	78,529	13,387	13,387	12,609	11,760	10,912	16,474
Merchandise letters of credit	125,871	125,871	—	—	—	—	—
Operating leases	1,414,094	329,022	289,628	241,683	191,842	138,307	223,612
Construction obligations	2,817	2,817	—	—	—	—	—
Minimum royalties(1)	13,950	2,350	2,550	2,750	2,800	2,800	700

Total	$1,885,261	$473,447	$305,565	$273,242	$222,602	$168,219	$442,186

(1)	Minimum royalty payments related to an exclusive agreement to sell certain branded merchandise.

At the end of fiscal 2009, approximately $50.5 million of the merchandise letters of credit were included in accounts payable and accrued liabilities on our Consolidated Balance Sheet. Most of our operating leases provide us with an option to extend the term of the lease at designated rates. See Item 2 — “Properties” in this Report.

During the first quarter of fiscal 2008, we adopted FIN 48, which clarifies the accounting for income taxes recognized in an enterprise’s financial statements. In accordance with FIN 48, we have recorded $39.4 million in liabilities related to our uncertain tax positions as of August 29, 2009. At this time, we cannot reasonably determine the timing of any payments related to these liabilities, except for $1.7 million which were classified as current liabilities and may become payable within the next 12 months. See Note 7 to the Consolidated Financial Statements included in this Report for more information on our adoption of FIN 48.

The following table shows our other commercial commitments at the end of fiscal 2009:

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$202,288
Surety bonds	56,876

Total	$259,164

A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) is used as surety for future premium and deductible payments to our workers’ compensation and general liability insurance carrier. We accrue for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion. Included in the outstanding amount of surety bonds is a $53.4 million bond that we obtained in connection with an adverse legal judgment, as discussed in Note 9 to the Consolidated Financial Statements included in this Report.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 during the fourth quarter of fiscal 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 115-2 and FAS 124-2 during the fourth quarter of fiscal 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under SFAS 157. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 157-4 during the fourth quarter of fiscal 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 during the fourth quarter of fiscal 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also considered sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not believe that SFAS 168 will have a material impact on our Consolidated Financial Statements.

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

Merchandise Inventories:

Our inventories are valued using the retail method, based on retail prices less mark-on percentages, which approximates the lower of first-in, first-out (FIFO) cost or market. We record adjustments to inventory through cost of goods sold when retail price reductions, or markdowns, are taken against on-hand inventory. In addition, we make estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation. These estimates and judgments are based on the application of a consistent methodology each period. While we believe that we have sufficient current and historical knowledge to record reasonable estimates for these components, if actual demand or market conditions are different than our projections, it is possible that actual results could differ from recorded estimates. This risk is generally higher for seasonal merchandise than for non-seasonal merchandise. We estimate inventory losses for damaged, lost or stolen inventory (inventory shrinkage) for the period from the most recent physical inventory to the financial statement date. The accrual for estimated inventory shrinkage was $56.2 million as of the end of fiscal 2009 and $61.2 million as of the end of fiscal 2008. The accrual for estimated inventory shrinkage is based on the trailing twelve-month actual inventory shrinkage rate and can fluctuate from period to period based on the timing of the physical inventory counts. Stores receive a physical inventory at least annually. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2009.

Property and Equipment:

We state property and equipment at cost. We calculate depreciation for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five years) or the asset’s useful economic life. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. We generally do not assign salvage value to property and equipment. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, our impairment losses on fixed assets, which typically relate to normal store closings, have not been material to our financial position and results of operations. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2009. See Note 1 and Note 4 to the Consolidated Financial Statements included in this Report for more information on property and equipment.

Insurance Liabilities:

We are primarily self-insured for health care, property loss, workers’ compensation, general liability, and auto liability costs. These costs are significant primarily due to the large number of our retail locations and employees. Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. We review current and historical claims data in developing our estimates. We also use information provided by outside actuaries with respect to medical, workers’ compensation, general liability, and auto liability claims. The insurance liabilities we record are mainly influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims. The estimates of more recent claims are more volatile and more likely to change than older claims. If the underlying facts and circumstances of the claims change or the historical trend is not indicative of future trends, then we may be required to record additional expense or a reduction to expense, which could be material to our reported financial condition and results of operations. Our liabilities for workers’ compensation, general liability, and auto liability costs were $210.1 million as of the end of fiscal 2009 and $202.8 million as of the end of fiscal 2008. There were no other material estimates for insurance liabilities during fiscal 2009 or fiscal 2008. Our insurance expense during fiscal 2009 and fiscal 2008 was impacted by changes in our liabilities for workers’ compensation, general liability, and auto liability costs. See our discussion of SG&A expenses under Results of Operations above for more information.

Contingent Income Tax Liabilities:

We are subject to routine income tax audits that occur periodically in the normal course of business. Our contingent income tax liabilities are estimated based on the methodology prescribed in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted as of the beginning of fiscal 2008. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements and are influenced by our historical audit experiences with various state and federal taxing authorities as well as by current income tax trends. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. Our liabilities related to uncertain tax positions were $39.4 million as of the end of fiscal 2009 and $39.2 million as of the end of fiscal 2008. There were no material changes in the estimates or assumptions used to determine contingent income tax liabilities during fiscal 2009. See Note 7 to the Consolidated Financial Statements included in this Report for more information on our contingent income tax liabilities.

Contingent Legal Liabilities:

We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate the claims and proceedings each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. Our total legal liabilities were $53.3 million as of the end of fiscal 2009 and $51.9 million as of the end of fiscal 2008. There were no material changes in the estimates or assumptions used to determine contingent legal liabilities during fiscal 2009. See Note 9 to the Consolidated Financial Statements included in this Report for more information on our contingent legal liabilities.

Stock-based Compensation Expense:

We adopted SFAS 123R during the first quarter of fiscal 2006. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees based on estimated fair values. The determination of the fair value of employee stock options on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We also grant performance share rights and adjust compensation expense each quarter based on the ultimate number of shares expected to be issued. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the amount recorded in the current period. Our results for fiscal 2009, fiscal 2008 and fiscal 2007 include stock-based compensation expense of $13.3 million, $11.3 million and $11.7 million, respectively. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2009. See Note 10 to the Consolidated Financial Statements included in this Report for more information on SFAS 123R.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During fiscal 2009, we did not incur any interest expense related to our credit facilities. During fiscal 2008 we incurred $1.7 million in interest expense related to our credit facilities. Interest incurred during fiscal 2007 related to our credit facilities was not material. Our $250.0 million of long-term debt bears interest at fixed rates ranging from 5.24% to 5.41%.

Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of August 29, 2009, we had a $15.3 million unrealized loss ($9.5 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, settlements with broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Financial Statements included in this Report and “Risk Factors” set forth in Part I, Item IA of this Report for more information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FAMILY DOLLAR STORES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Family Dollar Stores, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Family Dollar Stores Inc., and its subsidiaries at August 29, 2009, and August 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 29, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A elsewhere in this Report. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

October 27, 2009

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except per share amounts)	August 29, 2009	August 30, 2008	September 1, 2007
Net sales	$7,400,606	$6,983,628	$6,834,305

Cost and expenses:
Cost of sales	4,822,401	4,637,826	4,512,242
Selling, general and administrative	2,120,936	1,980,496	1,933,430

Cost of sales and operating expenses	6,943,337	6,618,322	6,445,672

Operating profit	457,269	365,306	388,633

Interest income	6,595	11,042	10,690

Interest expense	12,939	14,586	17,427

Income before income taxes	450,925	361,762	381,896

Income taxes	159,659	128,689	139,042

Net income	$291,266	$233,073	$242,854

Net income per common share – basic	$2.08	$1.66	$1.63

Weighted average shares – basic	139,894	140,193	149,141

Net income per common share – diluted	$2.07	$1.66	$1.62

Weighted average shares – diluted	140,522	140,494	149,599

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)	August 29, 2009	August 30, 2008
Assets
Current assets:
Cash and cash equivalents	$438,890	$158,502
Investment securities	5,801	—
Merchandise inventories	993,797	1,032,685
Deferred income taxes	93,164	87,715
Income tax refund receivable	8,618	7,007
Prepayments and other current assets	59,168	58,182

Total current assets	1,599,438	1,344,091

Property and equipment, net	1,056,449	1,071,883
Investment securities	163,545	222,104
Other assets	23,290	23,704

Total assets	$2,842,722	$2,661,782

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$528,104	$570,699
Accrued liabilities	529,927	496,820
Income taxes	1,676	1,466

Total current liabilities	1,059,707	1,068,985

Long-term debt	250,000	250,000
Deferred income taxes	55,261	50,998
Income taxes	37,694	37,716
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 145,485,734 shares at August 29, 2009, and 144,132,321 shares at August 30, 2008, and outstanding 138,795,832 shares at August 29, 2009, and 139,704,542 shares at August 30, 2008	14,549	14,413
Capital in excess of par	210,349	166,669
Retained earnings	1,387,905	1,170,652
Accumulated other comprehensive loss	(8,960)	(4,862)

	1,603,843	1,346,872

Less: common stock held in treasury, at cost (6,689,902 shares at August 29, 2009, and 4,427,779 shares at August 30, 2008)	163,783	92,789

Total shareholders’ equity	1,440,060	1,254,083

Total liabilities and shareholders’ equity	$2,842,722	$2,661,782

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended August 29, 2009, August 30, 2008, and September 1, 2007

(in thousands, except per share and share amounts)	Common stock	Capital in excess of par	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance, August 26, 2006 (178,559,411 shares common stock; 28,348,927 shares treasury stock)	$17,856	$140,829	$1,546,366	$—	$(496,658)	$1,208,393
Net income for the year			242,854			242,854
Issuance of 1,326,823 common shares under incentive plans, including tax benefits	133	35,441				35,574
Purchase of 8,199,000 common shares for treasury					(257,523)	(257,523)
Issuance of 5,985 shares of treasury stock under incentive plans (Director compensation)		91			119	210
Stock-based compensation		11,494				11,494
Dividends on common stock, $.45 per share			(66,361)			(66,361)

Balance, September 1, 2007 (179,886,234 shares common stock; 36,541,942 shares treasury stock)	17,989	187,855	1,722,859	—	(754,062)	1,174,641
FIN 48 Adoption			912			912

Balance as adjusted, September 1, 2007	17,989	187,855	1,723,771	—	(754,062)	1,175,553
Net income for the year			233,073			233,073
Unrealized loss on investment securities (net of $3.0 million of taxes)				(4,862)		(4,862)

Comprehensive income						228,211
Issuance of 65,014 common shares under incentive plans, including tax benefits	6	201				207
Purchase of 3,719,054 common shares for treasury					(97,674)	(97,674)
Issuance of 14,290 shares of treasury under incentive plan (Director compensation)		(56)			302	246
Retirement of 35,818,927 shares of treasury stock	(3,582)	(37,408)	(717,655)		758,645	—
Stock-based compensation		16,077				16,077
Dividends on common stock, $.49 per share			(68,537)			(68,537)

Balance, August 30, 2008 (139,704,542 shares common stock; 4,427,779 shares treasury stock)	14,413	166,669	1,170,652	(4,862)	(92,789)	1,254,083
Net income for the year			291,266			291,266
Unrealized gains (losses) on investment securities (net of $2.5 million of taxes)				(4,626)		(4,626)
Reclassification adjustment for (gains) losses realized in net income (net of $0.3 million of taxes)				528		528

Comprehensive income						287,168
Issuance of 1,353,413 common shares under incentive plans, including tax benefits	136	31,450				31,586
Purchase of 2,271,528 common shares for treasury					(71,067)	(71,067)
Issuance of 9,405 shares of treasury stock under incentive plans (Director compensation)		197			73	270
Stock-based compensation		12,033				12,033
Dividends on common stock, $.53 per share			(74,013)			(74,013)

Balance, August 29, 2009 (138,795,832 shares common stock; 6,689,902 shares treasury stock)	$14,549	$210,349	$1,387,905	$(8,960)	$(163,783)	$1,440,060

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	August 29, 2009	August 30, 2008	September 1, 2007
Cash flows from operating activities:
Net income	$291,266	$233,073	$242,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,808	149,598	144,060
Deferred income taxes	4,426	6,878	34,543
Stock-based compensation	11,538	10,073	11,013
Loss on disposition of property and equipment, including impairment	9,924	6,298	3,715
Other gains and losses	1,228	—	—
Changes in operating assets and liabilities:
Merchandise inventories	38,888	33,213	(28,039)
Income tax refund receivable	(1,611)	37,387	(41,997)
Prepayments and other current assets	(986)	(5,477)	(23,813)
Other assets	1,038	2,798	375
Accounts payable and accrued liabilities	16,494	15,814	73,066
Income taxes	(2,155)	26,083	—

	529,858	515,738	415,777

Cash flows from investing activities:
Purchases of investment securities	—	(1,071,570)	(2,401,813)
Sales of investment securities	44,943	1,039,115	2,340,823
Capital expenditures	(155,401)	(167,932)	(131,594)
Proceeds from dispositions of property and equipment	1,103	831	749

	(109,355)	(199,556)	(191,835)

Cash flows from financing activities:
Revolving credit facility borrowings	—	736,300	26,000
Repayment of revolving credit facility borrowings	—	(736,300)	(26,000)
Payment of debt issuance costs	(624)	(304)	—
Repurchases of common stock	(71,067)	(97,674)	(257,523)
Change in cash overdrafts	(27,256)	(79,727)	70,568
Proceeds from exercise of employee stock options	31,525	257	34,971
Excess tax benefits from stock-based compensation	45	—	1,295
Payment of dividends	(72,738)	(67,408)	(65,804)

	(140,115)	(244,856)	(216,493)

Net change in cash and cash equivalents	280,388	71,326	7,449
Cash and cash equivalents at beginning of year	158,502	87,176	79,727

Cash and cash equivalents at end of year	$438,890	$158,502	$87,176

Supplemental disclosures of cash flow information:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$4,575	$6,579	$992
Cash paid during the period for:
Interest, net of amounts capitalized	12,192	14,340	13,702
Income taxes, net of refunds	158,486	58,891	148,477

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies:

Description of business

The Company operates a chain of more than 6,600 general merchandise retail discount stores in 44 contiguous states, providing low to middle income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Company’s products include health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, apparel and domestics. In the typical Family Dollar store, the majority of the products are priced at $10 or less, with many of the products priced at $1 or less. The Company manages its business on the basis of one operating segment.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Fiscal year

The Company’s fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2009 and fiscal 2008 were 52-week years, compared with a 53-week year in fiscal 2007.

Use of estimates

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The changes were made for disclosure purposes only and did not have an impact on the Consolidated Financial Statements.

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

The Company maintains zero balance cash disbursement accounts with certain banks. Outstanding checks in excess of funds on deposit with respect to these banks are classified as accounts payable on the Consolidated Balance Sheets. Changes in these overdraft amounts are recorded as financing activities on the Consolidated Statements of Cash Flows.

The Company’s wholly-owned captive insurance subsidiary maintains balances in cash and cash equivalents that are used in connection with the Company’s retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of fiscal 2009, these cash and cash equivalents balances totaled $58.6 million on the Consolidated Balance Sheet.

Investment securities

The Company classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within shareholders’ equity. The Company’s investment securities currently consist primarily of auction rate securities. See Note 2 and Note 3 for more information on the Company’s investment securities.

In addition to the cash and cash equivalents balances discussed above, the Company’s wholly-owned captive insurance subsidiary also maintains balances in investment securities that are not designated for general corporate purposes. As of the end of fiscal 2009, these investment securities balances totaled $59.3 million on the Consolidated Balance Sheet.

Merchandise inventories

Inventories are valued using the retail method, based on retail prices less mark-on percentages, which approximates the lower of first-in, first-out (FIFO) cost or market. The Company records adjustments to inventory through cost of goods sold when retail price reductions, or markdowns, are taken against on-hand inventory. In addition, the Company make estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation. These estimates and judgments are based on the application of a consistent methodology each period. The Company estimates inventory losses for damaged, lost or stolen inventory (inventory shrinkage) for the period from the most recent physical inventory to the financial statement date. The accrual for estimated inventory shrinkage is based on the trailing twelve-month actual inventory shrinkage rate and can fluctuate from period to period based on the timing of the physical inventory counts. Stores receive a physical inventory at least annually.

Property and equipment

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

The Company capitalizes certain costs incurred in connection with developing, obtaining and implementing software for internal use. Capitalized costs are amortized over the expected economic life of the assets, generally ranging from three to eight years.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, impairment losses on fixed assets, which typically relate to normal store closings, have not been material to the Company’s financial position or results of operations.

Revenues

The Company recognizes revenue, net of returns and sales tax, at the time the customer tenders payment for and takes possession of the merchandise. Sales of prepaid services such as phone cards, cell phones and related air-time minutes are recorded on a net basis. As a result, only the markup on the sales of these products is recorded as revenue.

Cost of sales

Cost of sales includes the purchase cost of merchandise and transportation costs to the Company’s distribution centers and stores. Buying, distribution center and occupancy costs, including depreciation, are not included in cost of sales. As a result, cost of sales may not be comparable to those of other retailers that may include similar costs in their cost of sales.

Selling, general and administrative expenses

All operating costs, except transportation costs to the Company’s distribution centers and stores, are included in selling, general, and administrative expenses (“SG&A”). Buying, distribution center and occupancy costs, including depreciation, are included in SG&A rather than cost of sales.

Insurance liabilities

The Company is primarily self-insured for health care, property loss, workers’ compensation, general liability, and auto liability costs. These liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted.

Advertising costs

Advertising costs, net of co-op recoveries from vendors, are expensed during the period of the advertisement and amounted to $9.8 million, $15.3 million and $4.1 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Vendor allowances

Cash consideration received from a vendor is presumed to be a reduction of the purchase cost of merchandise and is reflected as a reduction of cost of sales, unless it can be demonstrated that it offsets an incremental expense, in which case it is netted against that expense.

Store opening and closing costs

The Company charges pre-opening costs against operating results when incurred. For properties under operating lease agreements, the present value of any remaining liability under the lease, net of expected sublease and lease termination recoveries, is expensed when the closing occurs.

Operating leases

Except for its corporate headquarters and distribution centers, the Company generally conducts its operations from leased facilities. Generally, store real estate leases are for initial terms of from five to ten years with multiple renewal options for additional five-year periods. The Company also has leases for equipment generally with lease terms of five years to ten years.

The Company accounts for store leases in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” and related interpretations. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income.

Certain leases provide for contingent rental payments based upon a percentage of store sales. The Company accrues for contingent rental expense as it becomes probable that specified sales targets will be met in accordance with Emerging Issues Task Force (“EITF”) Issue 98-9, “Accounting for Contingent Rent.”

Capitalized interest

The Company capitalizes interest on borrowed funds during the construction of property and equipment in accordance with SFAS No. 34, “Capitalization of Interest Cost.” The Company capitalized $1.2 million, $0.8 million and $1.0 million of interest costs during fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Income taxes

The Company records deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting bases and the income tax bases of its assets and liabilities. The Company estimates contingent income tax liabilities based on the methodology prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 7 for more information on the Company’s income taxes and FIN 48.

Stock-based compensation

The Company recognizes compensation expense related to its stock-based awards based on the grant-date fair value estimated in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The Company utilizes the Black-Scholes option-pricing model to estimate the grant-date fair value of its stock option awards. The grant-date fair value of the Company’s performance share rights awards is based on the stock price on the grant date. Compensation expense for the Company’s stock-based awards is recognized on a straight-line basis, net of estimated forfeitures, over the service period of each award. See Note 10 for more information on the Company’s stock-based compensation plans.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the first annual period beginning after November 15, 2007. The effective date has been delayed for non-financial assets and liabilities to the first annual period beginning after November 15, 2008. The Company adopted SFAS 157 during the first quarter of fiscal 2009. See Note 2 to the Consolidated Financial Statements included in this Report for more information on the Company’s adoption of SFAS 157.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 during the fourth quarter of fiscal 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 and FAS 124-2 during the fourth quarter of fiscal 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under SFAS 157. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 during the fourth quarter of fiscal 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 during the fourth quarter of fiscal 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also considered sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not believe that SFAS 168 will have a material impact on its Consolidated Financial Statements.

2.	Fair Value Measurements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the first annual period beginning after November 15, 2007. The effective date has been delayed for non-financial assets and liabilities to the first annual period beginning after November 15, 2008. The Company adopted SFAS 157 during the first quarter of fiscal 2009. The adoption of SFAS 157 did not have a material impact on the Company’s Consolidated Financial Statements. The Company does not expect the adoption of SFAS 157 with respect to non-financial assets and liabilities during the first quarter of fiscal 2010 to have a material impact on the Company’s Consolidated Financial Statements.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy for its financial assets that are required to be measured at fair value as of August 29, 2009:

	August 29, 2009
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$167,475	$167,475	$—	$—
Investment securities:
Auction rate securities	166,545	—	3,000	163,545
Equity securities	2,801	2,801	—	—
Other assets:
Mutual funds(1)	7,744	7,744	—	—

Total	$344,565	$178,020	$3,000	$163,545

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees. See Note 8 below for more information.

The Company’s investment securities include student loan auction rate securities that were measured at fair value using either Level 2 or Level 3 inputs. The auction rate securities are tax-exempt bonds that are collateralized by federally guaranteed student loans. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). The Company generally has the opportunity to sell its investments during such periodic auctions subject to the availability of buyers.

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of August 29, 2009, all of the Company’s $181.8 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, settlements with broker dealers, or upon maturity. During fiscal 2009, the Company liquidated $43.2 million of auction rate securities at par as a result of issuer calls or sales to broker dealers. Subsequent to the end of fiscal 2009, the Company liquidated an additional $3.0 million of auction rate securities at par as a result of an issuer call. Because the Company received notice of the call prior to the end of fiscal 2009, the security was classified as a current asset on the Consolidated Balance Sheet and measured at fair value using Level 2 inputs. The Company’s remaining auction rate securities were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $15.3 million ($9.5 million, net of taxes) with respect to these investments as of August 29, 2009. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or settled with broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $5.8 million to $26.5 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment in accordance with FSP FAS 115-2 and FAS 124-2. The Company determined that there was no material other-than-temporary impairment as of August 29, 2009. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (80% AAA-rated, 14% AA-rated, and 6% A-rated).

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during fiscal 2009:

(in thousands)	Fair Value
Balance at August 30, 2008	$222,104
Unrealized loss included in other comprehensive income	(7,409)
Net sales/settlements	(48,150)
Transfer out of Level 3	(3,000)

Balance at August 29, 2009	$163,545

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

3.	Investment Securities:

The Company accounts for its investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s investment securities are currently classified as available-for-sale due to the fact that the Company does not intend to hold the securities to maturity and does not purchase the securities for the purpose of selling them to make a profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses, if any, reported as a component of shareholders’ equity.

The Company’s investments consisted of the following available-for-sale securities at the end of fiscal 2009 and fiscal 2008 (in thousands):

August 29, 2009	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Fair Value
Auction Rate Securities	$181,800	—	15,255	(1)	$166,545
Equity Securities	1,979	822	—		2,801

(1) The gross unrealized holding losses for fiscal 2009 were in a continuous unrealized loss position for 12 months or longer.

August 30, 2008	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Fair Value
Auction Rate Securities	$229,950	—	7,846	(1)	$222,104

(1) The gross unrealized holding losses for fiscal 2008 were in a continuous unrealized loss position for less than 12 months.

The Company’s auction rate securities have contractual maturities ranging from 16 years to 47 years. Proceeds from sales of investment securities available-for-sale during fiscal 2009 were $43.2 million compared to $1.0 billion in fiscal 2008 and $2.3 billion in fiscal 2007. The decrease in proceeds from the sale of investment securities over the past three fiscal years is due to the failure of the auction rate securities market beginning in fiscal 2008. No material gains or losses were realized on those sales for fiscal 2009, fiscal 2008 and fiscal 2007.

The Company also holds investments in mutual funds in connection with a deferred compensation plan for certain key management employees. These investments are classified as trading securities and are included, at fair value, in other assets on the Consolidated Balance Sheet. The Company records an offsetting deferred compensation liability in accrued liabilities. Changes in the fair value of the investments are reflected in SG&A on the Consolidated Income Statement as an increase/decrease in deferred compensation expense with an offsetting increase/decrease in investment income. The fair value of the deferred compensation plan assets was $7.7 million as of the end of fiscal 2009 and $7.0 million as of the end of fiscal 2008. See Note 8 below for more information on the deferred compensation plan.

4.	Property and Equipment:

Property and equipment is recorded at cost and consisted of the following at the end of fiscal 2009 and fiscal 2008:

(in thousands)	August 29, 2009	August 30, 2008
Buildings and building improvements	$515,344	$509,793
Furniture, fixtures and equipment	1,170,099	1,071,971
Transportation equipment	77,216	77,485
Leasehold improvements	344,466	341,061
Construction in progress	14,980	20,534

	2,122,105	2,020,844
Less: accumulated depreciation and amortization	1,133,672	1,017,188

	988,433	1,003,656
Land	68,016	68,227

	$1,056,449	$1,071,883

5.	Current and Long-Term Debt:

Current and long-term debt consisted of the following at the end of fiscal 2009 and fiscal 2008:

(in thousands)	August 29, 2009	August 30, 2008
5.24% Notes	$81,000	$81,000
5.41% Notes	169,000	169,000

	250,000	250,000
Less: current portion	—	—

Long-term portion	$250,000	$250,000

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing in the sixth year, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended. The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. At the end of fiscal 2009, the Company was in compliance with all such covenants.

On December 18, 2008, the Company entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility replaced our $250 million unsecured revolving credit that was scheduled to mature on January 29, 2009. The credit facility has an initial term of 364 days and includes two one-year extensions that require lender consent. The credit facility also includes a one year term-out option that does not require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates.

The Company also maintains a $350 million unsecured revolving credit facility expiring on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($202.3 million as of August 29, 2009) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during fiscal 2009 compared with $736.3 million borrowed and repaid during fiscal 2008. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 29, 2009, the Company was in compliance with all such covenants.

The estimated fair value of the Company’s long-term debt was $266.2 million as of August 29, 2009, and $238.3 million as of August 30, 2008. The fair value was determined based on a discounted cash flow analysis using rates available to the Company on debt of the same remaining maturities. The fair value was greater than the carrying value of the debt by $16.2 million as of August 29, 2009, and less than the carrying value of the debt by $11.7 million as of August 30, 2008.

6.	Accrued Liabilities:

Accrued liabilities consisted of the following at the end of fiscal 2009 and fiscal 2008:

(in thousands)	August 29, 2009	August 30, 2008
Compensation	$110,035	$78,454
Self-insurance liabilities	210,609	202,829
Taxes other than income taxes	72,067	76,146
Deferred rent	37,733	39,861
Litigation	53,330	51,927
Other(1)	46,153	47,603

	$529,927	$496,820

(1) Other accrued liabilities consist primarily of store utility accruals, certain store rental accruals, deferred compensation accruals, and accrued interest.

7.	Income Taxes:

The provisions for income taxes in fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

(in thousands)	2009	2008	2007
Current:
Federal	$137,600	$111,723	$79,100
State	17,633	10,033	25,399

	155,233	121,756	104,499

Deferred:
Federal	4,971	1,555	38,074
State	(545)	5,378	(3,531)

	4,426	6,933	34,543

Total	$159,659	$128,689	$139,042

The following table summarizes the components of income tax expense in fiscal 2009, fiscal 2008 and fiscal 2007:

	2009		2008		2007
(in thousands)	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed federal income tax	$157,823	35.0%	$126,610	35.0%	$133,664	35.0%
State income taxes, net of federal income tax benefit	11,599	2.6	7,863	2.2	14,092	3.7
Valuation allowance	(653)	(0.2)	6,350	1.8	—	—
Other	(9,110)	(2.0)	(12,134)	(3.4)	(8,714)	(2.3)

Actual income tax expense	$159,659	35.4%	$128,689	35.6%	$139,042	36.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of the end of fiscal 2009 and the end of fiscal 2008, were as follows:

(in thousands)	August 29, 2009	August 30, 2008
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$81,129	$73,621

Deferred income tax assets:
Excess of tax over book basis of inventories	$11,307	$14,511
Nondeductible accruals for:
Insurance	32,264	30,871
Compensation	36,964	28,950
Deferred rent	13,691	14,492
Litigation charge	16,569	16,569
Other	14,120	11,294

Gross deferred income tax assets	124,915	116,687

Less: valuation allowance	(5,883)	(6,350)

Net deferred tax assets	$119,032	$110,337

The Company had net operating loss carryforwards of $153.1 million as of August 29, 2009, and $172.2 million as of August 30, 2008, in various states. These carryforwards expire at different intervals up to fiscal year 2029. Management considers all available evidence in determining the likelihood that a deferred tax asset will not be realized. As a result, the Company established valuation allowances related to these loss carryforwards.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective September 2, 2007. FIN 48 clarifies the accounting for uncertain income tax positions in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This pronouncement also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective with the adoption of FIN 48, the Company classifies accrued interest expense and penalties related to uncertain tax positions as a component of income tax expense. During fiscal 2009 and fiscal 2008, interest and penalties reduced income tax expense by $0.2 million and $1.4 million, respectively. The reductions were due to settlements of uncertain tax positions and the expiration of the statute of limitations with respect to uncertain tax positions.

As of August 29, 2009, the Company had a FIN 48 liability of $39.4 million, including a gross unrecognized tax benefit of $33.2 million and accrued interest and penalties of $6.2 million. The non-current deferred tax asset balance was $25.9 million as of August 29, 2009. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $13.5 million of the gross unrecognized tax benefits, including penalties and tax effected interest of $6.1 million, would benefit the effective income tax rate in a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at September 1, 2007	$38,351	$9,134	$47,485
Increases related to prior year tax positions	4,901	1,257	6,158
Decreases related to prior year tax positions	(1,897)	(384)	(2,281)
Increases related to current year tax positions	2,829	356	3,185
Settlements during the period	(2,099)	(1,175)	(3,274)
Lapse of statute of limitations	(10,570)	(1,521)	(12,091)

Balance at August 30, 2008	$31,515	$7,667	$39,182
Increases related to prior year tax positions	3,033	2,076	5,109
Decreases related to prior year tax positions	(4,867)	(202)	(5,069)
Increases related to current year tax positions	12,037	285	12,322
Settlements during the period	(3,097)	(863)	(3,960)
Lapse of statute of limitations	(5,376)	(2,841)	(8,217)

Balance at August 29, 2009	$33,245	$6,122	$39,367

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. As of August 29, 2009, the Company was subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2006. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2005.

The amount of future unrecognized tax positions may be reduced because the statute of limitations has expired or the tax position is resolved with the taxing authority. It is reasonably possible that during the next 12 months the unrecognized tax benefit may be reduced by a range of zero to $1.7 million due to settlements of audits by taxing authorities. Such unrecognized tax benefits relate primarily to state tax issues.

8.	Employee Benefit Plans:

Incentive compensation plan

The Company has an incentive profit-sharing plan which allows for payments to certain employees and officers at an aggregate annual amount not to exceed 7% of the Company’s consolidated income before income taxes and certain incentive compensation. Expenses under the profit-sharing plan were $34.3 million in fiscal 2009, $8.7 million in fiscal 2008 and $11.4 million in fiscal 2007.

Compensation deferral plans

The Company has a voluntary compensation deferral plan, under Section 401(k) of the Internal Revenue Code, available to eligible employees. At the discretion of the Board of Directors, the Company makes contributions to the plan which are allocated to participants, and in which they become vested, in accordance with formulas and schedules defined by the plan. Company expenses for contributions to the plan were $3.2 million in fiscal 2009, $2.8 million in fiscal 2008 and $2.8 million in fiscal 2007, and are included in SG&A on the Consolidated Statements of Income.

The Company has a deferred compensation plan to provide certain key management employees the ability to defer a portion of their base compensation and bonuses. The plan is an unfunded nonqualified plan. The deferred amounts and earnings thereon are payable to participants, or designated beneficiaries, at either specified future dates, or upon separation from service or death. The Company does not make contributions to this plan or guarantee earnings.

9.	Commitments and Contingencies:

Operating leases and other contractual obligations

Rental expenses on all operating leases, both cancelable and non-cancelable, for fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

(in thousands)	2009	2008	2007
Minimum rentals, net of minor sublease rentals	$382,530	$371,639	$337,796
Contingent rentals	5,444	4,553	5,306

	$387,974	$376,192	$343,102

The following table shows the Company’s obligations and commitments to make future payments under contractual obligations, including future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at the end of fiscal 2009:

	Payments Due During the Period Ending
(in thousands)	Total	August 2010	August 2011	August 2012	August 2013	August 2014	Thereafter
Contractual Obligations
Long-term debt	$250,000	$—	$—	$16,200	$16,200	$16,200	$201,400
Interest	78,529	13,387	13,387	12,609	11,760	10,912	16,474
Merchandise letters of credit	125,871	125,871	—	—	—	—	—
Operating leases	1,414,094	329,022	289,628	241,683	191,842	138,307	223,612
Construction obligations	2,817	2,817	—	—	—	—	—
Minimum royalties(1)	13,950	2,350	2,550	2,750	2,800	2,800	700

Total	$1,885,261	$473,447	$305,565	$273,242	$222,602	$168,219	$442,186

(1)	Minimum royalty payments related to an exclusive agreement to sell certain branded merchandise.

At the end of fiscal 2009, approximately $50.5 million of the merchandise letters of credit were included in accounts payable on the Company’s Consolidated Balance Sheet. Most of the Company’s operating leases provide the Company with an option to extend the term of the lease at designated rates.

During the first quarter of fiscal 2008, the Company adopted FIN 48, which clarifies the accounting for income taxes recognized in an enterprise’s financial statements. In accordance with FIN 48, the Company recorded $39.4 million in liabilities related to its uncertain tax positions as of August 29, 2009. At this time the Company cannot reasonably determine the timing of any payments related to these liabilities, except for $1.7 million which were classified as current liabilities and may become payable within the next 12 months. See Note 7 above for more information on the Company’s adoption of FIN 48.

The following table shows the Company’s other commercial commitments at the end of fiscal 2009:

Total Amounts Committed
Other Commercial Commitments (in thousands)
Standby letters of credit	$202,288
Surety bonds	56,876

Total	$259,164

A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) is used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier. The Company accrues for these liabilities based on the total estimated costs of claims filed and claims incurred but not reported, and are not discounted. Included in the outstanding amount of surety bonds is a $53.4 million bond obtained by the Company in connection with an adverse litigation judgment, as discussed below.

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

The Company appealed this final judgment to the United States Court of Appeals for the 11th Circuit. On December 16, 2008, the Court of Appeals issued a ruling affirming the judgment of the District Court. The Company petitioned the United States Supreme Court to grant certiorari review of this ruling. On May 5, 2009, the Supreme Court called for a response to the petition from the Plaintiffs. The Plaintiffs’ response was filed July 6, 2009. On October 5, 2009, the Supreme Court decided not to hear the appeal.

As of August 29, 2009, the Company had accrued liabilities of approximately $51.6 million with respect to this litigation, including $45.0 million recognized as a litigation charge in the second quarter of fiscal 2006 and $6.6 million related to previous charges and ongoing interest. Following the decision of the Supreme Court, the Company has paid the judgment of $35.6 million, plus interest and is in the process of resolving the amount of attorney’s fees that the plaintiffs Counsel will ultimately receive. The Company’s accrued liabilities as of August 29, 2009, were not impacted by the Supreme Court decision.

In general, the Company continues to believe that the Store Managers are “exempt” employees under the FLSA and should be paid as salaried employees. However, if at some point in the future the Company determines that a reclassification of some or all of its Store Managers as non-exempt employees under the FLSA is required, such action could have a material adverse effect on the Company’s financial position, liquidity or results of operation. At this time, the Company cannot quantify the impact of such a determination.

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

The first two of those remaining cases are Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar, Inc., both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases are proceeding as approximately 42 individual plaintiff cases.

On July 9, 2009, the Court granted summary judgment against Irene Grace on the merits of her misclassification claim under the FLSA. Thus, the North Carolina Federal Court ruled that the Company was correct in treating Ms. Grace as an exempt employee under the Fair Labor Standards Act. Further, as of September 10, 2009, the Company has filed summary judgment motions related to each of the remaining 41 plaintiffs in the Grace and Ward cases. On September 9, 2009, the plaintiffs appealed certain rulings of the district court to the United States Court of Appeals for the Fourth Circuit including the court’s summary judgment order against Irene Grace. We estimate that briefing related to the appeal will be completed in the spring of 2010.

We do not expect the district court to rule on any of the remaining summary judgment motions until the Fourth Circuit rules on Irene Grace’s claim. In the event that summary judgment is denied with respect to any of the individual Grace and Ward plaintiff’s claims, the court has stated it will conduct what it has referred to as “mini-trials” of a few plaintiffs at a time. We intend to vigorously defend the Company in these actions; however, no assurances can be given that the Company will be successful in the defense of these matters.

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

The district court has stayed all discovery in these sixteen cases pending the outcome of the Grace and Ward appeals. Once the Fourth Circuit has ruled on the appeals, the district court will likely lift the stay on these cases. We will then proceed to conduct “pre-certification” discovery to determine whether the plaintiffs are “similarly situated” such that nationwide notice should be given and these cases should be allowed to proceed as collective actions. Presently, there are a total of 47 named plaintiffs and/or opt-ins in these cases.

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

Other

The Consumer Product Safety Improvement Act of 2008 was signed into law in August 2008. The new legislation addresses a number of consumer product safety issues, including the permissible levels of lead and phthalates in certain products. During fiscal 2009, the Company incurred markdown expense of approximately $6.8 million in response to the new legislation. While the Company does not believe the new legislation will have a material impact on its future operating results, the scope and impact of the new legislation is still being determined in the retail marketplace generally and future adjustments to merchandise inventories as a result of such legislation could adversely impact future operating results.

10.	Stock-Based Compensation:

The Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”) permits the granting of a variety of compensatory award types. The Company currently grants non-qualified stock options and performance share rights under the 2006 Plan. Shares issued related to stock options and performance share rights represent new issuances of common stock. A total of 12.0 million common shares are reserved and available for issuance under the 2006 Plan, plus any shares awarded under the Company’s previous plan (1989 Non-Qualified Stock Option Plan) that expire or are canceled or forfeited after the adoption of the 2006 Plan. As of August 29, 2009, there were 11.3 million shares remaining available for grant under the 2006 Plan. The Company also issues shares under the 2006 Plan in connection with director compensation. These shares are currently issued out of treasury stock and are not material.

The Company’s results for fiscal 2009, fiscal 2008 and fiscal 2007 include stock-based compensation expense of $13.3 million, $11.3 million and $11.7 million, respectively. These amounts are included within SG&A on the Consolidated Statements of Income. Tax benefits recognized in fiscal 2009, fiscal 2008 and fiscal 2007 for stock-based compensation totaled $4.9 million, $4.2 million and $4.3 million, respectively.

Stock Options

The Company grants stock options to key employees at prices not less than the fair market value of the Company’s common stock on the grant date. The Company’s practice for a number of years has been to make a single annual grant to all employees participating in the stock option program and generally to make other grants only in connection with employment or promotions. Options expire five years from the grant date and are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of each option. The fair values of options granted were estimated using the following weighted-average assumptions:

	Years Ended
	August 29, 2009	August 30, 2008	September 1, 2007
Expected dividend yield	2.51%	2.08%	1.78%
Expected stock price volatility	34.00%	29.00%	29.00%
Weighted average risk-free interest rate	2.23%	4.28%	4.57%
Expected life of options (years)	4.43	4.45	4.49

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date. Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics. These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience. There were no significant changes made to the methodology used to determine the assumptions during fiscal 2009. The weighted-average grant-date fair value of stock options granted was $5.78 during fiscal 2009, $6.89 during fiscal 2008 and $7.86 during fiscal 2007.

The following table summarizes the transactions under the stock option plans during fiscal 2009:

(in thousands, except per share amounts)	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at August 30, 2008	4,559	$29.71
Granted	1,079	23.48
Exercised	1,207	26.08
Forfeited	93	26.34
Expired	1,164	40.30

Balance at August 29, 2009	3,174	$25.17	2.71	$17,460

Exercisable at August 29, 2009	821	$24.99	1.14	$4,603

The total intrinsic value of stock options exercised was $7.1 million during fiscal 2009, $0.1 million during fiscal 2008 and $5.4 million during fiscal 2007. As of August 29, 2009, there was approximately $7.1 million of unrecognized compensation cost related to outstanding stock options. The unrecognized compensation cost will be recognized over a weighted-average period of 2.4 years.

Performance Share Rights

The Company grants performance share rights to key employees on an annual basis and in connection with employment or promotion. Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group. Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth. The Compensation Committee of the Board of Directors establishes the peer group and performance metrics. The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter. The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group. The following table summarizes the transactions under the performance share rights program during fiscal 2009:

(in thousands, except per share amounts)	Performance Share Rights Outstanding	Weighted Average Grant-Date Fair Value
Nonvested – August 30, 2008	596	$26.87
Granted	277	23.56
Vested	(220)	24.29
Cancellations	(24)	26.83
Adjustments	37	N/A

Nonvested – August 29, 2009	666	$26.20

The grant-date fair value of the performance share rights is based on the stock price on the grant date. The weighted-average grant-date fair value of performance share rights granted was $23.56 during fiscal 2009, $26.96 during fiscal 2008 and $29.40 during fiscal 2007. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued. The adjustments of performance share rights outstanding in the table above represent the performance adjustment for shares vested during the period. The total fair value of performance share rights vested was $5.3 million during fiscal 2009, $2.3 million during fiscal 2008 and $1.7 million during fiscal 2007. As of August 29, 2009, there was approximately $9.7 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis. The unrecognized compensation cost will be recognized over a weighted-average period of 1.6 years.

11.	Stock Repurchases:

During fiscal 2009, the Company purchased 2.3 million shares of its common stock at a cost of $71.1 million. During fiscal 2008, the Company purchased 3.7 million shares at a cost of $97.7 million, and during fiscal 2007, the Company purchased 8.2 million shares at a cost of $257.5 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to $150 million of the Company’s common stock from time to time as market conditions warrant. As of August 29, 2009, the Company had $62.0 million remaining under this authorization. There is no expiration date governing the period during which share repurchases can be made pursuant to the above referenced authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

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

12.	Earnings per Share:

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (1.7 million, 4.2 million and 2.4 million shares for fiscal 2009, fiscal 2008 and fiscal 2007, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised.

The following table sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share amounts)	2009	2008	2007
Basic Net Income Per Share:
Net income	$291,266	$233,073	$242,854

Weighted average number of shares outstanding	139,894	140,193	149,141

Net income per common share — basic	$2.08	$1.66	$1.63

Diluted Net Income Per share:
Net income	$291,266	$233,073	$242,854

Weighted average number of shares outstanding	139,894	140,193	149,141
Effect of dilutive securities — stock options	262	47	318
Effect of dilutive securities — performance share rights	366	254	140

Weighted average shares — diluted	140,522	140,494	149,599

Net income per common share — diluted	$2.07	$1.66	$1.62

13.	Other Comprehensive Income:

As of August 29, 2009, the Company recorded unrealized losses related to its auction rate securities, as discussed in Note 2 and Note 3. The unrealized losses are shown net of tax in the comprehensive income table below.

	Years Ended
(in thousands)	August 29, 2009	August 30, 2008	September 1, 2007
Net income	$291,266	$233,073	$242,854
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	(4,626)	(4,862)	—
Reclassification adjustment for (gains) losses realized in net income	528	—	—

Comprehensive income	$287,168	$228,211	$242,854

14.	Segment Information:

The Company operates a chain of more than 6,600 general merchandise retail discount stores in 44 states, serving the basic needs of customers primarily in the low to middle income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations, foreign operations or other lines of business. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following information regarding classes of similar products is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	Years Ended
(in thousands)	August 29, 2009	August 30, 2008	September 1, 2007
Classes of similar products:
Consumables	$4,764,835	$4,263,681	$4,019,592
Home Products	988,550	1,002,110	1,035,276
Apparel and Accessories	831,321	915,155	982,926
Seasonal and Electronics	815,900	802,682	796,511

Net Sales	$7,400,606	$6,983,628	$6,834,305

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
Paper products
Candy, snacks and other food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies

Home Products	Domestics, including blankets, sheets and towels
Housewares
Giftware
Home décor

Apparel and Accessories	Men’s clothing
Women’s clothing
Boys’ and girls’ clothing
Infants’ clothing
Shoes
Fashion accessories

Seasonal and Electronics	Toys
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

15.	Unaudited Summaries of Quarterly Results:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$1,753,833	$1,992,260	$1,843,089	$1,811,424
Gross profit	614,453	671,304	667,192	625,256
Net income	59,289	84,140	87,721	60,116
Net income per common share (1)	$0.42	$0.60	$0.62	$0.43

2008
Net sales	$1,683,043	$1,832,611	$1,702,197	$1,765,777
Gross profit	576,025	599,083	589,442	581,252
Net income	51,946	63,303	64,673	53,151
Net income per common share (1)	$0.37	$0.45	$0.46	$0.38

(1)	Figures represent diluted earnings per share. The sum of the quarterly net income per common share may not equal the annual net income per common share due to rounding.

16.	Related Party Transactions:

There were no material related party transactions during fiscal 2009. In prior years, the Company purchased a variety of merchandise in the ordinary course of business from entities owned or represented by non-employee family members of the Company’s Chairman of the Board and Chief Executive Officer. These transactions totaled approximately $0.8 million in both fiscal 2008 and fiscal 2007.

17.	Subsequent Events:

In preparation of the Consolidated Financial Statements and related disclosures, the Company evaluated events and transactions subsequent to the balance sheet date through October 27, 2009, which was the date the financial statements were issued (filed with the SEC).

On October 5, 2009, the Supreme Court decided not to hear the Company’s appeal related to the Morgan litigation, as described in Note 9 above. Following the decision by the Supreme Court, the Company has paid the judgment of $35.6 million, plus interest and is in the process of resolving the amount of attorney’s fees that the plaintiffs Counsel will ultimately receive. The Company’s accrued liabilities as of August 29, 2009, were not impacted by the Supreme Court decision.

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 29, 2009.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of August 29, 2009, as stated in their attestation report which is included under Item 8 of this Report.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2010 (the “2010 Proxy Statement”), under the captions “Election of Directors” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in the 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and also is incorporated herein by reference.

Executive Officers

The section entitled “Executive Officers” in Part I of this Report is incorporated by reference herein.

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

The information required by this item will be included in the Company’s 2010 Proxy Statement, under the captions “Compensation Discussion and Analysis,” “2009 Summary Compensation Table,” “2009 Grants of Plan-Based Awards,” “2009 Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to security ownership by beneficial owners and management will be included in the Company’s 2010 Proxy Statement, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference. The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Company’s 2010 Proxy Statement, under the captions “Transactions with Related Persons” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Company’s 2010 Proxy Statement, under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements (See Item 8).

2.	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements, and therefore, have been omitted.

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date October 27, 2009	By	/S/ HOWARD R. LEVINE
Howard R. Levine
Chairman of the Board
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ HOWARD R. LEVINE	Chairman of the Board, Chief	October 27, 2009
Howard R. Levine	Executive Officer and Director
(Principal Executive Officer)

/S/ KENNETH T. SMITH	Senior Vice President-	October 27, 2009
Kenneth T. Smith	Chief Financial Officer
(Principal Financial Officer)

/S/ C. MARTIN SOWERS	Senior Vice President-Finance	October 27, 2009
C. Martin Sowers	(Principal Accounting Officer)

/S/ MARK R. BERNSTEIN	Director	October 27, 2009
Mark R. Bernstein

/S/ PAMELA L. DAVIES	Director	October 27, 2009
Pamela L. Davies

/S/ SHARON ALLRED DECKER	Director	October 27, 2009
Sharon Allred Decker

/S/ EDWARD C. DOLBY	Director	October 27, 2009
Edward C. Dolby

/S/ GLENN A. EISENBERG	Director	October 27, 2009
Glenn A. Eisenberg

/S/ GEORGE R. MAHONEY, JR.	Director	October 27, 2009
George R. Mahoney, Jr.

/S/ JAMES G. MARTIN	Director	October 27, 2009
James G. Martin

/S/ HARVEY MORGAN	Director	October 27, 2009
Harvey Morgan

/S/ DALE C. POND	Director	October 27, 2009
Dale C. Pond

EXHIBIT INDEX

Exhibits incorporated by reference:

	3.1	Restated Certificate of Incorporation, dated November 8, 2006 (filed as Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2006)

	3.2	Bylaws (filed as Exhibit 3.2 (a) to the Company’s Report on Form 8-K filed August 22, 2008)

	4.1	Sections FOURTH, SIXTH and SEVENTH of the Company’s Restated Certificate of Incorporation (included as Exhibit 3.1) and Articles II, VII, VIII, XII and XIV of the Company’s Bylaws (included as Exhibit 3.2)

	4.2	Form of certificate representing shares of the Company’s Common Stock (filed as Exhibit 4.2 to the Company’s Form 10-K filing for the fiscal year ended August 27, 2005)

	10.1	Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc., Family Dollar, Inc., and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015; and, $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015 (filed as Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

	10.2	$350,000,000 Credit Agreement dated August 24, 2006, between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Fronting Bank, and various other Lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed August 28, 2006)

	10.3	$250 million 364-Day Credit Agreement between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender, and various other lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed December 19, 2008)

*	10.4	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Report on Form 8-K filed October 2, 2002)

*	10.5	Policy Regarding Tax Adjustments for Certain Severance Benefits (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed November 21, 2008)

*	10.6	Form of Indemnification Agreement between the Company and its Directors (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on November 21, 2008)

*	10.7	Employment Agreement effective October 7, 2008, between the Company and Howard R. Levine (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed October 14, 2008)

*	10.8	Employment Agreement effective October 7, 2008, between the Company and R. James Kelly (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed October 14, 2008)

*	10.9	Form of Severance Agreement for Executive Vice Presidents (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed October 14, 2008)

*	10.10	Form of Severance Agreement for Senior Vice Presidents (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed October 14, 2008)

*	10.11	Medical Expense Reimbursement Plan, amended as of November 2, 2004 (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended August 28, 2004)

*	10.12	Summary of Family Dollar Stores, Inc., Executive Supplemental Disability Income Plan (filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*	10.13	Family Dollar Stores, Inc., Executive Life Plan (filed as Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*	10.14	Relocation Policy applicable to executive officers of the Company (filed as Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*	10.15	Amended and Restated Family Dollar Compensation Deferral Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 1, 2008)

*	10.16	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2007 (filed as Exhibit 10.50 to the Company’s Form 10-K for the fiscal year ended August 26, 2006)

*	10.17	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2008 (filed as Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended September 1, 2007)

*	10.18	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2009 (filed under Item 5.02 in the Company’s Report on Form 8-K filed October 14, 2008)

*	10.19	Family Dollar Stores, Inc., 2006 Incentive Plan (filed as Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on January 7, 2009)

*	10.20	Family Dollar Stores Inc., 2006 Incentive Plan Directors’ Share Awards Guidelines (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed August 21, 2006)

*	10.21	Family Dollar Stores Inc., 2006 Incentive Plan 2006 Non-Qualified Stock Option Grant Program (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed January 25, 2006)

*	10.22	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed October 16, 2009)

*	10.23	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed October 16, 2009)

*	10.24	Form of Performance Share Rights Award Certificate Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed September 29, 2005)

*	10.25	Stipulation and Agreement of Compromise, Settlement and Release (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on June 26, 2007)

*	10.26	Summary of compensation arrangements of the Company’s Chief Financial Officer (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 2, 2007)

*	10.27	Summary of compensation arrangements of the Company’s Board of Directors (filed as Exhibit 10.34 to the Company’s Report on Form 10-K filed on October 30, 2007)

*	10.28	Family Dollar Stores, Inc., 1989 Non-Qualified Stock Option Plan (filed as Exhibit 10.36 to the Company’s Report on Form 10-K filed on October 28, 2008)

Exhibits filed herewith:

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit represents a management contract or compensatory plan