Form 10-Q
period 2009-11-28
FAMILY DOLLAR STORES INC
filed 2010-01-06
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 28, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 28, 2009
Common Stock, $0.10 par value	138,377,159 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	November 28, 2009	August 29, 2009
Assets
Current assets:
Cash and cash equivalents	$366,357	$438,890
Investment securities	2,710	5,801
Merchandise inventories	1,027,514	993,797
Deferred income taxes	68,620	93,164
Income tax refund receivable	—	8,618
Prepayments and other current assets	56,610	59,168

Total current assets	1,521,811	1,599,438

Property and equipment, net	1,050,841	1,056,449
Investment securities	163,141	163,545
Other assets	24,818	23,290

Total assets	$2,760,611	$2,842,722

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$501,030	$528,104
Accrued liabilities	443,957	529,927
Income taxes	1,743	1,676

Total current liabilities	946,730	1,059,707

Long-term debt	250,000	250,000
Deferred income taxes	51,368	55,261
Income taxes	38,841	37,694
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 145,932,482 shares at November 28, 2009, and 145,485,734 shares at August 29, 2009, and outstanding 138,373,780 shares at November 28, 2009, and 138,795,832 shares at August 29, 2009	14,593	14,549
Capital in excess of par	218,891	210,349
Retained earnings	1,436,846	1,387,905
Accumulated other comprehensive loss	(8,117)	(8,960)

	1,662,213	1,603,843

Less: common stock held in treasury, at cost (7,558,702 shares at November 28, 2009, and 6,689,902 shares at August 29, 2009)	188,541	163,783

Total shareholders’ equity	1,473,672	1,440,060

Total liabilities and shareholders’ equity	$2,760,611	$2,842,722

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	November 28, 2009	November 29, 2008
Net sales	$1,822,906	$1,753,833

Cost and expenses:
Cost of sales	1,164,684	1,139,380
Selling, general and administrative	548,551	522,049

Cost of sales and operating expenses	1,713,235	1,661,429

Operating profit	109,671	92,404

Interest income	395	3,599

Interest expense	3,335	3,217

Income before income taxes	106,731	92,786

Income taxes	39,110	33,497

Net income	$67,621	$59,289

Net income per common share — basic	$0.49	$0.42

Weighted average shares — basic	138,686	139,817

Net income per common share — diluted	$0.49	$0.42

Weighted average shares — diluted	139,271	140,237

Dividends declared per common share	$0.135	$0.125

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(in thousands)	November 28, 2009	November 29, 2008
Cash flows from operating activities:
Net income	$67,621	$59,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,019	37,815
Deferred income taxes	20,049	(7,085)
Stock-based compensation	2,876	2,673
Loss on disposition of property and equipment, including impairment	2,541	1,652
Changes in operating assets and liabilities:
Merchandise inventories	(33,717)	(59,262)
Income tax refund receivable	8,618	7,007
Prepayments and other current assets	2,558	653
Other assets	(1,528)	(259)
Accounts payable and accrued liabilities	(112,987)	(65,137)
Income taxes	1,058	29,790

	(892)	7,136

Cash flows from investing activities:
Sales of investment securities	4,850	400
Capital expenditures	(39,140)	(28,167)
Proceeds from dispositions of property and equipment	188	23

	(34,102)	(27,744)

Cash flows from financing activities:
Repurchases of common stock	(24,758)	—
Change in cash overdrafts	—	30,797
Proceeds from exercise of employee stock options	5,931	1,344
Excess tax benefits from stock-based compensation	26	—
Payment of dividends	(18,738)	(17,464)

	(37,539)	14,677

Net change in cash and cash equivalents	(72,533)	(5,931)
Cash and cash equivalents at beginning of period	438,890	158,502

Cash and cash equivalents at end of period	$366,357	$152,571

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General Information

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 28, 2009; the results of operations for the first quarter ended November 28, 2009 (“first quarter of fiscal 2010”), and November 29, 2008 (“first quarter of fiscal 2009”); and the cash flows for the first quarter of fiscal 2010 and first quarter of fiscal 2009. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (“fiscal 2009”).

The results of operations for the first quarter of fiscal 2010 are not necessarily indicative of the results to be expected for the full year.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also considered sources of authoritative GAAP for SEC registrants. The ASC combines all non-SEC authoritative standards into a comprehensive database organized by topic. The ASC is effective for interim and annual periods ending after September 15, 2009. The Company adopted the ASC during the first quarter of fiscal 2010. The adoption of the ASC did not have an impact on the Company’s Consolidated Condensed Financial Statements.

In September 2006, the FASB issued fair value guidance (ASC 820) that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Company adopted the guidance with respect to financial assets and liabilities during the first quarter of fiscal 2009. The guidance became effective for non-financial assets and liabilities for the first annual period beginning after November 15, 2008. The Company adopted the fair value guidance for non-financial assets and liabilities during the first quarter of fiscal 2010. The adoption did not have an impact on the Company’s Consolidated Condensed Financial Statements.

2.	Fair Value Measurements

Fair value accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value into three levels, with Level 1 being of the highest priority.

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

The following table represents the Company’s fair value hierarchy as of November 28, 2009, and August 29, 2009, for items that are required to be measured at fair value on a recurring basis:

	November 28, 2009
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:

Money market funds	$89,287	$89,287	$—	$—

Investment securities:
Auction rate securities	163,441	—	300	163,141
Equity securities	2,410	2,410	—	—

Other assets:
Mutual funds(1)	8,328	8,328	—	—

	August 29, 2009
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:

Money market funds	$167,475	$167,475	$—	$—

Investment securities:
Auction rate securities	166,545	—	3,000	163,545
Equity securities	2,801	2,801	—	—

Other assets:
Mutual funds(1)	7,744	7,744	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a nonrecurring basis, the Company also measures certain property and equipment at fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on its experience and expectations. Impairment charges were not material during the first quarter of fiscal 2010.

Auction Rate Securities

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

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of November 28, 2009, all of the Company’s $177.0 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, settlements with broker dealers, or upon maturity. During the first quarter of fiscal 2010, the Company liquidated $4.9 million of auction rate securities at par as a result of issuer calls. Subsequent to the end of the first quarter of fiscal 2010, the Company liquidated an additional $0.3 million of auction rate securities at par as a result of an issuer call. Because the Company received notice of the call prior to the end of the first quarter of fiscal 2010, the security was classified as a current asset on the Consolidated Condensed Balance Sheet and measured at fair value using Level 2 inputs. The Company’s remaining auction rate securities were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $13.5 million ($8.4 million, net of taxes) with respect to these investments as of November 28, 2009. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheets. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or settled with broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $4.9 million to $25.4 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment. The Company determined that there was no material other-than-temporary impairment as of November 28, 2009. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (80% AAA-rated, 14% AA-rated, and 6% A-rated).

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the first quarter of fiscal 2010 and the first quarter of fiscal 2009 (in thousands):

First Quarter of Fiscal 2010	Fair Value
Balance at August 29, 2009	$163,545
Unrealized gain included in other comprehensive income	2,046
Net sales/settlements	(2,150)
Transfer out of Level 3	(300)

Balance at November 28, 2009	$163,141

First Quarter of Fiscal 2009	Fair Value
Balance at August 30, 2008	$222,104
Unrealized loss included in other comprehensive income	(4,885)
Net sales/settlements	(400)

Balance at November 29, 2008	$216,819

Additional Fair Value Disclosures

The estimated fair value of the Company’s $250.0 million par value long-term debt was $273.6 million as of November 28, 2009, and $266.2 million as of August 29, 2009. Because our debt is a private placement and there are no quoted prices in active markets, the fair value was determined through the use of a discounted cash flow analysis using Level 3 inputs. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities. The fair value was greater than the carrying value of the debt by $23.6 million as of November 28, 2009, and $16.2 million as August 29, 2009.

3.	Credit Facilities

On December 16, 2009, the Company entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility has an initial term of 364 days and provides for two one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the Company’s pre-existing $250 million 364-day credit facility.

The Company also maintains a $350 million unsecured revolving credit facility that matures on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($165.4 million as of November 28, 2009) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first quarter of fiscal 2010. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 28, 2009, the Company was in compliance with all such covenants.

4.	Stock Repurchases

During the first quarter of fiscal 2010, the Company purchased 0.9 million shares of its common stock at a cost of $24.8 million. The Company did not purchase any shares of its common stock during the first quarter of fiscal 2009.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to $150 million of the Company’s outstanding common stock from time to time as market conditions warrant. On November 18, 2009, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $400 million of the Company’s outstanding common stock from time to time as market conditions warrant. As of November 28, 2009, the Company had $437.2 million remaining under these authorizations. There are no expiration dates related to the above referenced authorizations. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

5.	Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (1.5 million shares for the quarter ended November 28, 2009, and 3.5 million shares for the quarter ended November 29, 2008). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended
(in thousands, except per share amounts)	November 28, 2009	November 29, 2008
Basic Net Income Per Share:
Net income	$67,621	$59,289

Weighted average number of shares outstanding	138,686	139,817

Net income per common share — basic	$0.49	$0.42

Diluted Net Income Per Share:
Net income	$67,621	$59,289

Weighted average number of shares outstanding	138,686	139,817
Effect of dilutive securities — stock options	210	132
Effect of dilutive securities — performance share rights	375	288

Weighted average shares — diluted	139,271	140,237

Net income per common share — diluted	$0.49	$0.42

6.	Litigation

As previously disclosed in the Company’s Annual Report on Form 10-K for fiscal 2009, on October 5, 2009, the Supreme Court decided not to hear the Company’s appeal of the store manager classification litigation known as the Morgan case. During the first quarter of fiscal 2010, the Company paid the judgment of $35.6 million, plus interest, attorney’s fees and other related costs, thus concluding the Morgan litigation.

In addition to the Morgan case, since 2004, individuals who have held the position of Store Manager for subsidiaries of the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying the named plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. The majority of the Complaints in each action also request that the cases proceed as collective actions under the FLSA or as class actions under state law and request recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. The Company currently has 19 such cases pending against it.

The first two of these cases are Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar, Inc., both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases are proceeding as approximately 42 individual plaintiff cases.

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

In addition to Grace and Ward, a total of seventeen other similar class or collective cases are now pending, all of which are before the N.C. Federal Court. All of these cases have been either transferred by U.S. District Courts in various states to the N.C. Federal Court or were the subject of an order entered by the United States Judicial Panel on MultiDistrict Litigation transferring the cases that were originally filed in the United States District Courts in various states to the N.C. Federal Court for coordination of discovery with the other pending cases.

The district court has stayed all discovery in these seventeen cases pending the outcome of the Grace and Ward appeals. Once the Fourth Circuit has ruled on the appeals, the district court will likely lift the stay on these cases. We will then proceed to conduct “pre-certification” discovery to determine whether the plaintiffs are “similarly situated” such that nationwide notice should be given and these cases should be allowed to proceed as collective actions. Presently, there are a total of 52 named plaintiffs and/or opt-ins in these cases.

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

The Company is involved in numerous other legal proceedings and claims incidental to its business, including, as noted above, litigation related to alleged failures to comply with various state and federal employment laws, some of which are or may be pled as class or collective actions, and litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or has established accrued liabilities as set forth in the Company’s financial statements. While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material adverse effect on the Company’s financial position, liquidity or results of operations, except as noted above. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, or if the Company determines that settlement of such actions is appropriate, the Company may be subject to liability that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

7.	Comprehensive Income

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($0.5 million income tax expense for the quarter ended November 28, 2009, and $1.8 million income tax benefit for the quarter ended November 29, 2008).

	Quarter Ended
(in thousands)	November 28, 2009	November 29, 2008
Net income	$67,621	$59,289
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	843	(3,039)

Comprehensive income	$68,464	$56,250

8.	Segment Information

The Company operates a chain of more than 6,600 general merchandise retail discount stores in 44 states, serving the basic needs of customers primarily in the low to middle income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations, foreign operations or other lines of business. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended
(in thousands)	November 28, 2009	November 29, 2008
Classes of similar products:
Consumables	$1,221,857	$1,155,054
Home Products	235,297	233,592
Apparel and Accessories	182,299	186,100
Seasonal and Electronics	183,453	179,087

Net sales	$1,822,906	$1,753,833

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
Paper products
Candy, snacks and other food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies

Home Products	Domestics, including blankets, sheets and towels
Housewares
Giftware
Home décor

Apparel and Accessories	Men’s clothing
Women’s clothing
Boys’ and girls’ clothing
Infants’ clothing
Shoes
Fashion accessories

Seasonal and Electronics	Toys
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

9.	Subsequent Events

In preparation of the Consolidated Condensed Financial Statements and related disclosures, the Company evaluated events and transactions subsequent to the balance sheet date through January 6, 2010, which was the date the financial statements were issued (filed with the SEC).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended November 28, 2009, and November 29, 2008 (“first quarter of fiscal 2010” and “first quarter of fiscal 2009”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 29, 2009 (“fiscal 2009”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2009. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2009.

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

During the first quarter of fiscal 2010, as compared with the first quarter of fiscal 2009, our net sales increased 3.9% to $1.8 billion, our net income increased 14.1% to $67.6 million, and our diluted net income per common share increased 16.7% to $0.49. Comparable store sales (stores open more than 13 months) for the first quarter of fiscal 2010 increased 2.4% compared with the first quarter of fiscal 2009. Our increased profitability during the first quarter of fiscal 2010 was due primarily to strong sales of consumable merchandise and improvements in cost of sales, as a percentage of net sales.

While general economic conditions appear to be stabilizing, we believe pressures on low and lower-middle income customers continue to be significant. For customers with limited or no financial safety net, saving money continues to be a key driver of shopping trips, and our strategy of providing both value and convenience positions us well to increase our market share. During the first quarter of fiscal 2010, we experienced an increase in customer traffic, while the dollar value of the average transaction was approximately flat. In response to economic pressures, including high unemployment and rising energy costs, our customers have increased their demand for consumables while curtailing purchases of more discretionary categories. The various components affecting our results for the first quarter of fiscal 2010 are discussed in more detail below.

During the first quarter of fiscal 2010, we focused on four key priorities: increase relevancy to the customer, drive increased profitability, manage risk and build great employee teams. The following are some of the highlights from these efforts:

¡	We continued our space re-alignment efforts to accommodate strong customer demand for consumable merchandise and improve the in-store shopping experience. These efforts include re-aligning the space in our stores to support an expanded assortment of key-traffic driving categories, improving merchandise adjacencies and enhancing merchandise presentations. Since we began these efforts during fiscal 2009, approximately 55% of our stores have completed the layout changes. We plan to continue these efforts in about 1,000 additional stores during the remainder of fiscal 2010.

¡	We continued the roll-out of new register and point-of-sale technology in approximately 1,100 additional stores. As of November 28, 2009, approximately 90% of the chain operated on the new technology platform. We plan to complete the rollout to all stores by the end of the second quarter of fiscal 2010. The new platform facilitates the acceptance of additional payment types, including credit cards and food stamps, and includes a number of computer-based tools designed to provide our store managers with better training, analytics and work flow management.

¡	We expanded our operating hours in approximately 15% of our stores to increase the convenience of the shopping experience. We plan to expand operating hours in substantially all of our stores by the end of the second quarter of fiscal 2010.

¡	Through our price management work, the continued development of our private label offering, and our global sourcing efforts, we continued to offset the impact of the shift in the merchandise mix to more lower-margin consumable merchandise.

¡	We continued to focus on inventory productivity, and we lowered our inventory levels in more discretionary merchandise categories. During the first quarter of fiscal 2010, total inventory decreased 5.9% and inventory per store decreased 6.6%, both in comparison to the first quarter of fiscal 2009. Lower inventory levels are making our stores easier to shop and reducing our exposure to seasonal markdowns. We also believe that lower inventory levels are contributing to lower inventory shrinkage and a reduction in workers’ compensation and general liability claims.

Results of Operations

Our results of operations for the first quarter of fiscal 2010 and the first quarter of fiscal 2009 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended
(in thousands)	November 28, 2009	November 29, 2008
Net sales	$1,822,906	$1,753,833

Cost and expenses:
Cost of sales	1,164,684	1,139,380
% of net sales	63.9%	65.0%
Selling, general and administrative	548,551	522,049
% of net sales	30.1%	29.8%

Cost of sales and operating expenses	1,713,235	1,661,429
% of net sales	94.0%	94.7%

Operating profit	109,671	92,404
% of net sales	6.0%	5.3%

Interest income	395	3,599
% of net sales	0.0%	0.2%

Interest expense	3,335	3,217
% of net sales	0.2%	0.2%

Income before income taxes	106,731	92,786
% of net sales	5.9%	5.3%

Income taxes	39,110	33,497
% of net sales	2.1%	1.9%

Net Income	67,621	59,289
% of net sales	3.7%	3.4%

Net Sales

Net sales increased 3.9% in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. The increase in the first quarter of fiscal 2010 was due primarily to a 2.4% increase in comparable store sales, with the balance of the increase primarily relating to sales from new stores opened as part of our store growth program. The increase in comparable store sales resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction was approximately flat. Sales during the first quarter of fiscal 2010 were strongest in Consumables, driven primarily by sales of food. Sales in more discretionary categories continued to be weak, reflecting the difficult economic environment.

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

The average number of stores in operation during the first quarter of fiscal 2010 was 1.0% higher than the average number of stores in operation during the first quarter of fiscal 2009. We had 6,665 stores in operation at the end of the first quarter of fiscal 2010 compared with 6,617 stores in operation at the end of the first quarter of fiscal 2009, representing an increase of 0.7%.

Cost of Sales

Cost of sales increased 2.2% in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 63.9% in the first quarter of fiscal 2010 and 65.0% in the first quarter of fiscal 2009. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower freight expense, lower inventory shrinkage, and lower seasonal markdowns. In addition, we were able to offset the effect of stronger sales of lower-margin consumable merchandise through our price management work, the continued development of our private label offering, and our global sourcing efforts. Freight expense benefited from lower diesel costs and increased transportation productivity and efficiency. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes. Our continued focus on improving inventory productivity and managing inventory risk led to lower seasonal markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 5.1% in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. The increases in these expenses were due in part to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 30.1% in the first quarter of fiscal 2010 and 29.8% in the first quarter of fiscal 2009. The increase in SG&A expenses, as a percentage of net sales, was due primarily to increases in store payroll (approximately 0.3% of net sales), incentive compensation (approximately 0.2% of net sales), and depreciation expense (approximately 0.2% of net sales), offset partially by decreases in insurance expense (approximately 0.3% of net sales) and utility expense (approximately 0.2% of net sales). The increases in store payroll and depreciation expense were due primarily to the investments we are making to drive revenues, including expanded store operating hours, the continued rollout of new point-of-sale technology and our space re-alignment efforts. The increase in incentive compensation resulted from differences in accrual adjustments in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The decrease in insurance expense was due to favorable trends in workers’ compensation and general liability claims. We believe our energy management efforts contributed to the decrease in utility expense.

Interest Income

Interest income decreased $3.2 million in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. The decrease in interest income was due to a decrease in investment securities and interest rates.

Interest Expense

The change in interest expense in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was not material.

Income Taxes

The effective tax rate was 36.6% for the first quarter of fiscal 2010 compared with 36.1% for the first quarter of fiscal 2009. The increase in the effective tax rate was due primarily to lower tax-exempt interest income and changes in state income taxes, offset partially by changes in our liabilities for uncertain tax positions and an increase in certain federal jobs tax credits.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. Working capital at the end of the first quarter of fiscal 2010 was $575.1 million compared to $333.9 million as of the end of the first quarter of fiscal 2009. During the first quarter of fiscal 2010 we had a cash outflow from operating activities of $0.9 million, compared to a cash inflow from operating activities of $7.1 million during the first quarter of fiscal 2009. See the cash flows from operating activities discussion below for more information. Our operating cash flows are generally sufficient to fund our regular operating needs, capital expenditure program, cash dividend payments, interest payments, and share repurchases. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

Credit Facilities

On December 16, 2009, we entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility has an initial term of 364 days and provides for two one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced our pre-existing $250 million 364-day credit facility.

We also maintain a $350 million unsecured revolving credit facility that matures on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($165.4 million as of November 28, 2009) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first quarter of fiscal 2010. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 28, 2009, we were in compliance with all such covenants.

Long-Term Debt

On September 27, 2005, we obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended. The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 28, 2009, we were in compliance with all such covenants.

Other Considerations

Our merchandise inventories at the end of the first quarter of fiscal 2010 were 5.9% lower than at the end of the first quarter of fiscal 2009. Inventory per store at the end of the first quarter of fiscal 2010 was approximately 6.6% lower than inventory per store at the end of the first quarter of fiscal 2009. These decreases were due primarily to decreases in discretionary merchandise, particularly apparel. We continue to constrain our purchases of discretionary merchandise as our customers continue to focus on basic consumables.

Capital expenditures for the first quarter of fiscal 2010 were $39.1 million, compared with $28.2 million for the first quarter of fiscal 2009. The increase in capital expenditures during the first quarter of fiscal 2010 as compared with the first quarter of fiscal 2009 was due primarily to the roll-out of new register and point-of-sale technology in our stores and our space re-alignment efforts. Capital expenditures for fiscal 2010 are expected to be between $160 and $180 million and relate primarily to store technology infrastructure and other technology related projects; new store openings; expansions, relocations and renovations of existing stores; and distribution center improvements.

In the first quarter of fiscal 2010, we opened 43 stores, closed 33 stores and expanded, relocated, or renovated 11 stores. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change.

During the first quarter of fiscal 2010, we purchased 0.9 million shares of our common stock at a cost of $24.8 million. During the first quarter of fiscal 2009, we did not purchase any shares of our common stock. As of November 28, 2009, we had outstanding authorizations to purchase a total of $437.2 million of our common stock. The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of November 28, 2009, these cash and cash equivalents and investment securities balances were $64.5 million and $55.3 million, respectively.

Cash Flows From Operating Activities

Cash provided by operating activities decreased $8.0 million during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. The decrease was due primarily to changes in our accounts payable and accrued liabilities, offset partially by changes in our merchandise inventories and an increase in net income, both in the ordinary course of business. The change in our accounts payable and accrued liabilities was due primarily to payments related to legal liabilities and an increase in incentive compensation payments. During the first quarter of fiscal 2010, we paid out the litigation judgment and other costs that were accrued in connection with the Morgan litigation and made incentive compensation payments related to our fiscal 2009 performance. See Note 6 to the Consolidated Condensed Financial Statements included in this Report for more information on the Morgan litigation.

Cash Flows From Investing Activities

During the first quarter of fiscal 2010, we had a cash outflow of $34.1 million, compared to a cash outflow of $27.7 million in the first quarter of fiscal 2009. The increase was due to an increase in capital expenditures, offset partially by an increase in the sale of investment securities.

Cash Flows From Financing Activities

During the first quarter of fiscal 2010, we had a cash outflow of $37.5 million, compared to a cash inflow of $14.7 million during the first quarter of fiscal 2009. The change is due primarily to changes in cash overdrafts and repurchases of common stock. Cash overdrafts did not change during the first quarter of fiscal 2010 compared with a $30.8 million increase during the first quarter of fiscal 2009. As noted above, we repurchased $24.8 million of our common stock during the first quarter of fiscal 2010 compared to no repurchases in the first quarter of fiscal 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also considered sources of authoritative GAAP for SEC registrants. The ASC combines all non-SEC authoritative standards into a comprehensive database organized by topic. The ASC is effective for interim and annual periods ending after September 15, 2009. We adopted the ASC during the first quarter of fiscal 2010. The adoption of the ASC did not have an impact on our Consolidated Condensed Financial Statements.

In September 2006, the FASB issued fair value guidance (ASC 820) that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. We adopted the guidance with respect to financial assets and liabilities during the first quarter of fiscal 2009. The guidance became effective for non-financial assets and liabilities for the first annual period beginning after November 15, 2008. We adopted the fair value guidance for non-financial assets and liabilities during the first quarter of fiscal 2010. The adoption did not have an impact on our Consolidated Condensed Financial Statements.

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

There have been no material changes to the Critical Accounting Policies outlined in our Annual Report on Form 10-K for fiscal 2009.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2009, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I, Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first quarter of fiscal 2010 and the first quarter of fiscal 2009, we did not incur any interest expense related to our credit facilities. Our $250.0 million of long-term debt bears interest at fixed rates ranging from 5.24% to 5.41%.

Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of November 28, 2009, we had a $13.5 million unrealized loss ($8.4 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, settlements with broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

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

Item 1A. Risk Factors

There have been no material changes in the Risk factors outlined in our Annual Report on Form 10-K for fiscal 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended November 28, 2009, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
September (8/30/09 - 10/03/09)	—	$—	—	2,326,977
October (10/4/09 - 10/31/09)	425,000	28.40	425,000	1,763,208
November (11/1/09 - 11/28/09)	443,800	28.59	443,800	14,094,444

Total	868,800	$28.50	868,800	14,094,444

(1)

On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to $150 million of our outstanding common stock from time to time as market conditions warrant. On November 18, 2009, we announced that the Board of Directors authorized the purchase of up to an additional $400 million of our outstanding common stock from time to time as market conditions warrant. As of November 28, 2009, there was $437.2 million remaining under these authorizations.

(2)	Includes amounts converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.  Exhibits

(a) Exhibits incorporated by reference:

*	10.1	Amendment of 2006 Incentive Plan Guidelines for Long-Term Incentive Performance Share Rights Awards (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed October 16, 2009)

*	10.2	Amendment of 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed October 16, 2009)

(b) Exhibits filed herewith:

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: January 6, 2010	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer

Date: January 6, 2010	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President – Finance