Form 10-Q
period 2010-02-27
FAMILY DOLLAR STORES INC
filed 2010-04-07
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 27, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2010
Common Stock, $0.10 par value	135,073,445 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	February 27, 2010	August 29, 2009
Assets
Current assets:
Cash and cash equivalents	$502,583	$438,890
Investment securities	8,197	5,801
Merchandise inventories	935,305	993,797
Deferred income taxes	71,666	93,164
Income tax refund receivable	—	8,618
Prepayments and other current assets	58,299	59,168

Total current assets	1,576,050	1,599,438

Property and equipment, net	1,053,622	1,056,449
Investment securities	192,851	163,545
Other assets	28,140	23,290

Total assets	$2,850,663	$2,842,722

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$584,944	$528,104
Accrued liabilities	478,647	529,927
Income taxes	20,423	1,676

Total current liabilities	1,084,014	1,059,707

Long-term debt	250,000	250,000
Deferred income taxes	47,684	55,261
Income taxes	39,940	37,694
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 146,055,041 shares at February 27, 2010, and 145,485,734 shares at August 29, 2009, and outstanding 135,293,971 shares at February 27, 2010, and 138,795,832 shares at August 29, 2009	14,606	14,549
Capital in excess of par	224,671	210,349
Retained earnings	1,528,083	1,387,905
Accumulated other comprehensive loss	(8,995)	(8,960)

	1,758,365	1,603,843

Less: common stock held in treasury, at cost (10,761,070 shares at February 27, 2010, and 6,689,902 shares at August 29, 2009) (see Note 4)	329,340	163,783

Total shareholders’ equity	1,429,025	1,440,060

Total liabilities and shareholders’ equity	$2,850,663	$2,842,722

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	February 27, 2010	February 28, 2009
Net sales	$2,090,230	$1,992,260

Cost and expenses:
Cost of sales	1,349,399	1,320,956
Selling, general and administrative	559,480	537,218

Cost of sales and operating expenses	1,908,879	1,858,174

Operating profit	181,351	134,086

Interest income	269	1,564

Interest expense	3,368	3,345

Income before income taxes	178,252	132,305

Income taxes	66,043	48,165

Net income	$112,209	$84,140

Net income per common share — basic	$0.82	$0.60

Weighted average shares — basic	137,480	139,996

Net income per common share — diluted	$0.81	$0.60

Weighted average shares — diluted	138,142	140,456

Dividends declared per common share	$0.155	$0.135

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	First Half Ended
(in thousands, except per share amounts)	February 27, 2010	February 28, 2009
Net sales	$3,913,136	$3,746,093

Cost and expenses:
Cost of sales	2,514,083	2,460,336
Selling, general and administrative	1,108,031	1,059,267

Cost of sales and operating expenses	3,622,114	3,519,603

Operating profit	291,022	226,490

Interest income	664	5,163

Interest expense	6,703	6,562

Income before income taxes	284,983	225,091

Income taxes	105,153	81,662

Net income	$179,830	$143,429

Net income per common share — basic	$1.30	$1.03

Weighted average shares — basic	138,083	139,907

Net income per common share — diluted	$1.30	$1.02

Weighted average shares — diluted	138,707	140,346

Dividends declared per common share	$0.290	$0.260

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended
(in thousands)	February 27, 2010	February 28, 2009
Cash flows from operating activities:
Net income	$179,830	$143,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,368	77,736
Deferred income taxes	14,139	(11,134)
Excess tax benefits from stock-based compensation	(435)	(112)
Stock-based compensation	5,966	6,087
Loss on disposition of property and equipment, including impairment	4,875	5,955
Changes in operating assets and liabilities:
Merchandise inventories	58,492	(2,511)
Income tax refund receivable	8,618	7,007
Prepayments and other current assets	869	1,209
Other assets	(4,199)	650
Accounts payable and accrued liabilities	(56,646)	4,080
Income taxes	20,712	21,021

	316,589	253,417

Cash flows from investing activities:
Purchases of investment securities	(37,006)	—
Sales of investment securities	5,300	5,600
Capital expenditures	(82,851)	(61,788)
Proceeds from dispositions of property and equipment	616	57

	(113,941)	(56,131)

Cash flows from financing activities:
Payment of debt issuance costs	(651)	(624)
Repurchases of common stock	(166,002)	—
Change in cash overdrafts	55,792	(27,256)
Proceeds from exercise of employee stock options	8,890	6,222
Excess tax benefits from stock-based compensation	435	112
Payment of dividends	(37,419)	(34,953)

	(138,955)	(56,499)

Net change in cash and cash equivalents	63,693	140,787
Cash and cash equivalents at beginning of period	438,890	158,502

Cash and cash equivalents at end of period	$502,583	$299,289

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General Information

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 27, 2010; the results of operations for the second quarter and first half ended February 27, 2010 (“second quarter and first half of fiscal 2010”), and February 28, 2009 (“second quarter and first half of fiscal 2009”); and the cash flows for the first half of fiscal 2010 and first half of fiscal 2009. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (“fiscal 2009”).

The results of operations for the second quarter and first half of fiscal 2010 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the first half of fiscal 2009 have been made to conform to the presentation for the first half of fiscal 2010.

The preparation of the Company’s Consolidated Condensed Financial Statements, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company will adopt the applicable disclosure requirements beginning in the third quarter of fiscal 2010.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance. The Company adopted ASU 2010-09 during the second quarter of fiscal 2010. The adoption did not have an impact on the Company’s Consolidated Condensed Financial Statements.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of February 27, 2010, and August 29, 2009, for items that are required to be measured at fair value on a recurring basis:

	February 27, 2010
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$315,462	$315,462	$—	$—
Investment securities:
Auction rate securities	161,512	—	50	161,462
Other debt securities	36,940	36,940	—	—
Equity securities	2,596	2,596	—	—

Other assets:
Mutual funds(1)	10,644	10,644	—	—

	August 29, 2009
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$167,475	$167,475	$—	$—
Investment securities:
Auction rate securities	166,545	—	3,000	163,545
Equity securities	2,801	2,801	—	—

Other assets:
Mutual funds(1)	7,744	7,744	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a nonrecurring basis, the Company adjusts certain property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on its experience and expectations. Impairment charges were not material during the first half of fiscal 2010.

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

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of February 27, 2010, all of the Company’s $176.5 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, settlements with broker dealers, or upon maturity. During the first half of fiscal 2010, the Company liquidated $5.3 million of auction rate securities at par as a result of issuer calls. The Company’s auction rate securities were classified as long-term assets on the Consolidated Condensed Balance Sheet as of February 27, 2010, due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $15.0 million ($9.5 million, net of taxes) with respect to these investments as of February 27, 2010. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheets. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or settled with broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $6.0 million to $27.1 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment. The Company determined that there was no material other-than-temporary impairment as of February 27, 2010. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (79% AAA-rated, 14% AA-rated, and 7% A-rated).

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the second quarter and first half of fiscal 2010 and the second quarter and first half of fiscal 2009 (in thousands):

Fiscal 2010	Second Quarter	First Half
Beginning Balance	$163,141	$163,545
Net unrealized gains (losses) included in other comprehensive income	(1,479)	267
Net sales/settlements	(150)	(2,000)
Transfers out of Level 3	(50)	(350)

Ending Balance	$161,462	$161,462

Fiscal 2009	Second Quarter	First Half
Beginning Balance	$216,819	$222,104
Net unrealized gains (losses) included in other comprehensive income	(3,777)	(8,662)
Net sales/settlements	(5,200)	(5,600)

Ending Balance	$207,842	$207,842

Additional Fair Value Disclosures

The estimated fair value of the Company’s $250.0 million par value long-term debt was $273.6 million as of February 27, 2010, and $266.2 million as of August 29, 2009. Because our debt is a private placement and there are no quoted prices in active markets, the fair value was determined through the use of a discounted cash flow analysis using Level 3 inputs. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities. The fair value was greater than the carrying value of the debt by $23.6 million as of February 27, 2010, and $16.2 million as August 29, 2009.

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

The Company also maintains a $350 million unsecured revolving credit facility that matures on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($152.3 million as of February 27, 2010) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first half of fiscal 2010. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 27, 2010, the Company was in compliance with all such covenants.

4.	Stock Repurchases

During the first half of fiscal 2010, the Company purchased 3.8 million shares of its common stock in the open market at a cost of $116.0 million. In addition, on February 9, 2010, the Company entered into a structured repurchase agreement with a large financial institution. In connection with the agreement, the Company made a prepayment of $50.0 million to the financial institution. The financial institution will purchase shares of the Company’s common stock in the open market and deliver shares to the Company at specified intervals during the contract term. The number of shares to be delivered is based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period less an agreed upon discount. As of February 27, 2010, the Company had received 0.3 million shares at an average cost of $32.04. The Company recorded the $50.0 million prepayment as treasury stock on the Consolidated Condensed Balance Sheet. However, only the shares physically delivered to the Company as of February 27, 2010, were used to adjust the Company’s common shares outstanding and earnings per share calculations. The structured repurchase agreement is scheduled to end on any date between April 12, 2010, and May 13, 2010, at the option of the financial institution. The Company did not purchase any shares of its common stock during the first half of fiscal 2009.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 5, 2007, the Company announced that the Board of Directors authorized the Company to purchase up to $150 million of the Company’s outstanding common stock from time to time as market conditions warrant. This authorization was fully utilized during the second quarter of fiscal 2010. On November 18, 2009, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $400 million of the Company’s outstanding common stock from time to time as market conditions warrant. As of February 27, 2010, the Company had $296.0 million remaining under this authorization. There are no expiration dates related to the above referenced authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

5.	Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.7 million shares and 1.1 million shares for the quarter and first half ended February 27, 2010, respectively, and 3.3 million shares and 3.4 million shares for the quarter and first half ended February 28, 2009, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		First Half Ended
(in thousands, except per share amounts)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Basic Net Income Per Share:
Net income	$112,209	$84,140	$179,830	$143,429

Weighted average number of shares outstanding	137,480	139,996	138,083	139,907

Net income per common share — basic	$0.82	$0.60	$1.30	$1.03

Diluted Net Income Per Share:
Net income	$112,209	$84,140	$179,830	$143,429

Weighted average number of shares outstanding	137,480	139,996	138,083	139,907
Effect of dilutive securities — stock options	287	159	249	145
Effect of dilutive securities — performance share rights	375	301	375	294

Weighted average shares — diluted	138,142	140,456	138,707	140,346

Net income per common share — diluted	$0.81	$0.60	$1.30	$1.02

6.	Litigation

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

In addition to the Morgan case, since 2004, individuals who have held the position of Store Manager for subsidiaries of the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying the named plaintiffs and other similarly situated current and former Store Managers as “exempt” employees who are not entitled to overtime compensation. The majority of the Complaints in each action also request that the cases proceed as collective actions under the FLSA or as class actions under state law and request recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. The Company currently has 22 such cases pending against it.

The first two of these cases are Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar, Inc., both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases are proceeding as approximately 43 individual plaintiff cases.

On July 9, 2009, the Court granted summary judgment against Irene Grace on the merits of her misclassification claim under the FLSA. Thus, the North Carolina Federal Court ruled that the Company was correct in treating Ms. Grace as an exempt employee under the Fair Labor Standards Act. Further, as of September 10, 2009, the Company has filed summary judgment motions related to each of the remaining 42 plaintiffs in the Grace and Ward cases. On September 9, 2009, the plaintiffs appealed certain rulings of the district court to the United States Court of Appeals for the Fourth Circuit including the court’s summary judgment order against Irene Grace. We estimate that briefing related to the appeal will be completed in the Spring of 2010.

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

In addition to Grace and Ward, a total of 18 other similar class and/or collective misclassification cases are now pending before the N.C. Federal Court. All of these cases have been either transferred by U.S. District Courts in various states to the N.C. Federal Court or were the subject of an order entered by the United States Judicial Panel on MultiDistrict Litigation (“MDL”) transferring the cases that were originally filed in the United States District Courts in various states to the N.C. Federal Court for coordination of discovery with the other pending cases. The district court has stayed all discovery in these 18 cases pending the outcome of the Grace and Ward appeals. Presently, there are a total of 65 named plaintiffs and/or opt-ins in these cases.

The Company has received two additional class/collective action lawsuits that are not yet part of the MDL: Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc. filed on January 26, 2010, in the Circuit Court of Jackson County Missouri; and Donna Barker et. al. v. Family Dollar, Inc. filed on February 17, 2010, in Circuit Court of Jefferson County Kentucky. Walters and Barker cases were filed as statewide class actions on behalf of all current and former Store Managers in the states of Missouri and Kentucky alleging that these Store Managers were improperly classified as exempt under state law. It should be noted that another state law class action, Marksberry v. Family Dollar Holdings, Inc., was filed in Indiana under Indiana’s wage and hour law. The plaintiff has filed a motion to voluntarily dismiss that action.

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

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($0.5 million and $0.0 million income tax expense for the quarter and first half ended February 27, 2010, respectively, and $1.4 million and $3.3 million income tax expense for the quarter and first half ended February 28, 2009, respectively).

	Quarter Ended		First Half Ended
(in thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net income	$112,209	$84,140	$179,830	$143,429
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	(878)	(2,350)	(35)	(5,389)

Comprehensive income	$111,331	$81,790	$179,795	$138,040

8.	Segment Information

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

	Quarter Ended		First Half Ended
(in thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Classes of similar Products:
Consumables	$1,271,121	$1,209,453	$2,492,978	$2,364,508
Home Products	318,910	300,602	554,207	534,194
Apparel and Accessories	214,358	214,882	396,657	400,981
Seasonal and Electronics	285,841	267,323	469,294	446,410

Net sales	$2,090,230	$1,992,260	$3,913,136	$3,746,093

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended February 27, 2010, and February 28, 2009 (“second quarter of fiscal 2010” and “second quarter of fiscal 2009”, respectively), and the twenty-six-week periods ended February 27, 2010, and February 28, 2009 (“first half of fiscal 2010” and “first half of fiscal 2009”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 29, 2009 (“fiscal 2009”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2009. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2009.

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

During the first half of fiscal 2010, as compared with the first half of fiscal 2009, our net sales increased 4.5% to $3.9 billion, our net income increased 25.4% to $179.8 million, and our diluted net income per common share increased 27.5% to $1.30. Comparable store sales (stores open more than 13 months) for the first half of fiscal 2010 increased 3.0% compared with the first half of fiscal 2009. Our strong results during the first half of fiscal 2010 were due primarily to our strong sales performance and improvements in cost of sales, as a percentage of net sales.

We are focused on providing our customers with more value, more convenience and a better shopping experience. Over the past several years, we made investments to improve processes, build merchandising capabilities and improve the productivity of our workforce. These investments are now delivering positive results.

While general economic conditions appear to be stabilizing, we believe pressures on low and lower-middle income customers continue to be significant, and we believe our strategy of providing both value and convenience positions us well to increase our market share. During the first half of fiscal 2010, we experienced an increase in customer traffic and the dollar value of the average transaction. While basic consumable needs continue to be the primary driver of recurring shopping trips, we are also seeing improvement in certain discretionary categories. For example, during this past holiday season we experienced strong sales in the Seasonal and Electronics and Home Products categories as a result of our focus on value, combined with appealing in-store presentations and customer communication. The various components affecting our results for the first half of fiscal 2010 are discussed in more detail below.

During the first half of fiscal 2010, we focused on four key priorities: increase relevancy to the customer, drive increased profitability, manage risk and build great employee teams. The following are some of the highlights from these efforts:

¡	We completed the roll-out of new register and point-of-sale technology in our stores. The new technology platform facilitates the acceptance of additional payment types, including credit cards and food stamps, and includes a number of computer-based tools designed to provide our store managers with better training, analytics and work flow management.

¡	We expanded our operating hours in substantially all of our stores to increase the convenience of the shopping experience. In addition, to reinforce our value proposition and increase awareness of and loyalty to the Family Dollar brand, we worked to better integrate all of our customer communications. We increased the frequency of our direct communications, and we improved our in-store communications to reinforce our values and brand offering.

¡	We continued our space re-alignment efforts to accommodate strong customer demand for consumable merchandise and improve the in-store shopping experience. These efforts include re-aligning the space in our stores to support an expanded assortment of key-traffic driving categories, improving merchandise adjacencies and enhancing merchandise presentations. Since we began these efforts during fiscal 2009, approximately 55% of our stores have completed the layout changes. We plan to continue these efforts in about 800 additional stores during the remainder of fiscal 2010.

¡	Through our price management work, the continued development of our private label offering, and our global sourcing efforts, we improved our purchase mark-ups and offset the impact of the shift in the merchandise mix to more lower-margin consumable merchandise.

¡	We continued to focus on inventory productivity, and our inventory levels are lower, especially in more discretionary merchandise categories. Lower inventory levels are making our stores easier to shop and reducing our exposure to seasonal markdowns. We also believe that lower inventory levels are contributing to lower inventory shrinkage and a reduction in workers’ compensation and general liability claims.

Results of Operations

Our results of operations for the second quarter and first half of fiscal 2010 and the second quarter and first half of fiscal 2009 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended		First Half Ended
(in thousands)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net sales	$2,090,230	$1,992,260	$3,913,136	$3,746,093

Cost and expenses:
Cost of sales	1,349,399	1,320,956	2,514,083	2,460,336
% of net sales	64.6%	66.3%	64.2%	65.7%
Selling, general and administrative	559,480	537,218	1,108,031	1,059,267
% of net sales	26.8%	27.0%	28.3%	28.3%

Cost of sales and operating expenses	1,908,879	1,858,174	3,622,114	3,519,603
% of net sales	91.3%	93.3%	92.6%	94.0%

Operating profit	181,351	134,086	291,022	226,490
% of net sales	8.7%	6.7%	7.4%	6.0%

Interest income	269	1,564	664	5,163
% of net sales	0.0%	0.1%	0.0%	0.1%

Interest expense	3,368	3,345	6,703	6,562
% of net sales	0.2%	0.2%	0.2%	0.2%

Income before income taxes	178,252	132,305	284,983	225,091
% of net sales	8.5%	6.6%	7.3%	6.0%

Income taxes	66,043	48,165	105,153	81,662
% of net sales	3.2%	2.4%	2.7%	2.2%

Net Income	$112,209	$84,140	$179,830	$143,429
% of net sales	5.4%	4.2%	4.6%	3.8%

Second Quarter Results

Net Sales

Net sales increased 4.9% in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. The increase in the second quarter of fiscal 2010 was due primarily to a 3.6% increase in comparable store sales, with the balance of the increase primarily relating to sales from new stores opened as part of our store growth program. The increase in comparable store sales resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores, and an increase in the dollar value of the average customer transaction. Sales during the second quarter of fiscal 2010 were strongest in the Seasonal and Electronics, Home Products, and Consumables categories.

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

The average number of stores in operation during the second quarter of fiscal 2010 was 0.8% higher than the average number of stores in operation during the second quarter of fiscal 2009.

Cost of Sales

Cost of sales increased 2.2% in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 64.6% in the second quarter of fiscal 2010 and 66.3% in the second quarter of fiscal 2009. The decrease in cost of sales, as a percentage of net sales, was due primarily to higher purchase mark-ups, lower markdown expense, lower freight expense, and lower inventory shrinkage. We continue to focus on improving our purchase mark-ups through our price management work, the continued development of our private label offering, and our global sourcing efforts. The decrease in markdown expense was due to the absence of any markdown expense during the second quarter of fiscal 2010 for products containing lead/phthalates, compared to approximately $8.0 million of lead/phthalate markdown expense during the second quarter of fiscal 2009 in connection with new product safety legislation. Freight expense benefited from a decrease in shipments, as a percentage of net sales, and increased transportation productivity and efficiency. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 4.1% in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. The increases in these expenses were due in part to the additional sales volume between years and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 26.8% in the second quarter of fiscal 2010 and 27.0% in the second quarter of fiscal 2009. The decrease in SG&A expenses, as a percentage of net sales, was due primarily to decreases in utility expense (approximately 0.3% of net sales) and insurance expense (approximately 0.3% of net sales), offset partially by increases in store payroll (approximately 0.2% of net sales) and certain store maintenance and repair costs (approximately 0.2% of net sales). Our energy management efforts contributed to the decrease in utility expense, and insurance expense continues to benefit from favorable trends in workers’ compensation and general liability costs. Store payroll expense increased due to the expansion of our store operating hours, and the increase in store maintenance and repair costs was due primarily to an increase in snow removal costs.

Interest Income

Interest income decreased $1.3 million in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. The decrease in interest income was due primarily to a decrease in interest rates.

Interest Expense

The change in interest expense in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009 was not material.

Income Taxes

The effective tax rate was 37.1% for the second quarter of fiscal 2010 compared with 36.4% for the second quarter of fiscal 2009. The increase in the effective tax rate was due primarily to changes in state income taxes and a decrease in federal jobs tax credits as a percentage of pre-tax income.

Year-to-date Results

Net Sales

Net sales increased 4.5% in the first half of fiscal 2010 compared with the first half of fiscal 2009. The increase in the first half of fiscal 2010 was due primarily to a 3.0% increase in comparable store sales, with the balance of the increase primarily relating to sales from new stores opened as part of our store growth program. The increase in comparable store sales resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores, and an increase in the dollar value of the average customer transaction. Sales during the first half of fiscal 2010 were strongest in the Consumables, Seasonal and Electronics, and Home Products categories. Sales of Apparel and Accessories continued to be weak.

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

The average number of stores in operation during the first half of fiscal 2010 was 0.9% higher than the average number of stores in operation during the first half of fiscal 2009. We had 6,689 stores in operation at the end of the first half of fiscal 2010 compared with 6,643 stores in operation at the end of the first half of fiscal 2009, representing an increase of 0.7%.

Cost of Sales

Cost of sales increased 2.2% in the first half of fiscal 2010 compared with the first half of fiscal 2009. This increase primarily reflected the additional sales volume between years. Cost of sales, as a percentage of net sales, was 64.2% in the first half of fiscal 2010 and 65.7% in the first half of fiscal 2009. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower freight expense, higher purchase mark-ups, lower markdown expense, and lower inventory shrinkage. Freight expense benefited from a decrease in shipments, as a percentage of net sales, and increased transportation productivity and efficiency. We continue to focus on improving our purchase mark-ups through our price management work, the continued development of our private label offering, and our global sourcing efforts. The decrease in markdown expense was due to the absence of any markdown expense during the first half of fiscal 2010 for products containing lead/phthalates, compared to approximately $8.0 million of lead/phthalate markdown expense during the first half of fiscal 2009 in connection with new product safety legislation. Our continued focus on improving inventory productivity and managing inventory risk resulted in lower seasonal markdowns. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes.

Selling, General and Administrative Expenses

SG&A expenses increased 4.6% in the first half of fiscal 2010 compared with the first half of fiscal 2009. The increases in these expenses were due in part to the additional sales volume between years and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.3% in both the first half of fiscal 2010 and the first half of fiscal 2009. As a percentage of net sales, a decrease in insurance expense (approximately 0.3% of net sales) offset an increase in store payroll (approximately 0.2% of net sales), and a decrease in utility expense (approximately 0.3% of net sales) offset increases in other occupancy costs (approximately 0.3% of net sales). Insurance expense continues to benefit from favorable trends in workers’ compensation and general liability costs. Store payroll expense increased due to the expansion of our store operating hours. Our energy management efforts contributed to the decrease in utility expense, which offset increases in other occupancy costs such as maintenance and repair costs, depreciation, and store rental expenses.

Interest Income

Interest income decreased $4.5 million in the first half of fiscal 2010 compared with the first half of fiscal 2009. The decrease in interest income was due to a decrease in investment securities and interest rates.

Interest Expense

The change in interest expense in the first half of fiscal 2010 compared with the first half of fiscal 2009 was not material.

Income Taxes

The effective tax rate was 36.9% for the first half of fiscal 2010 compared with 36.3% for the first half of fiscal 2009. The increase in the effective tax rate was due primarily to changes in state income taxes and lower tax-exempt interest income, offset partially by changes in our liabilities for uncertain tax positions.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. Cash provided by operating activities during the first half of fiscal 2010 was $316.6 million compared to $253.4 million in the first half of fiscal 2009. Our operating cash flows are generally sufficient to fund our regular operating needs, capital expenditure program, cash dividend payments, interest payments, and share repurchases. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

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

We also maintain a $350 million unsecured revolving credit facility that matures on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($152.3 million as of February 27, 2010) reduce the borrowing capacity of the $350 million credit facility.

There were no borrowings under the credit facilities during the first half of fiscal 2010. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 27, 2010, we were in compliance with all such covenants.

Long-Term Debt

On September 27, 2005, we obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The sale of the Notes was effected in transactions not requiring registration under the Securities Act of 1933, as amended. The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 27, 2010, we were in compliance with all such covenants.

Other Considerations

Our merchandise inventories at the end of the first half of fiscal 2010 were 9.6% lower than at the end of the first half of fiscal 2009. Inventory per store at the end of the first half of fiscal 2010 was approximately 10.3% lower than inventory per store at the end of the first half of fiscal 2009. These decreases were due primarily to decreases in discretionary merchandise, particularly apparel. We continue to constrain our purchases of discretionary merchandise as our customers continue to focus on basic consumables. Our seasonal merchandise was also lower as a result of stronger sales during the holiday season. An increase in consumable merchandise at the end of the first half of fiscal 2009 in anticipation of the expansion of our consumable assortment also contributed to the year-over-year decrease in merchandise inventories.

Capital expenditures for the first half of fiscal 2010 were $82.9 million, compared with $61.8 million for the first half of fiscal 2009. The increase in capital expenditures during the first half of fiscal 2010 as compared with the first half of fiscal 2009 was due primarily to the investments we are making to drive revenues, including the roll-out of new register and point-of-sale technology in our stores and our space re-alignment efforts. We also purchased several of our existing stores from our landlords during the first half of fiscal 2010. Capital expenditures for fiscal 2010 are expected to be between $190 and $210 million and relate primarily to store technology infrastructure and other technology related projects; new store openings; expansions, relocations and renovations of existing stores; and distribution center improvements.

In the first half of fiscal 2010, we opened 86 stores, closed 52 stores and expanded, relocated, or renovated 21 stores. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change.

During the first half of fiscal 2010, we purchased 3.8 million shares of our common stock in the open market at a cost of $116.0 million. In addition, on February 9, 2010, we entered into a structured repurchase agreement with a large financial institution. In connection with the agreement, we made a prepayment of $50.0 million to the financial institution. The financial institution will purchase shares of our common stock in the open market and deliver shares to us at specified intervals during the contract term. The number of shares to be delivered is based on the volume weighted average price (“VWAP”) of our common stock during the purchase period less an agreed upon discount. As of February 27, 2010, we had received 0.3 million shares at an average cost of $32.04. We recorded the $50.0 million prepayment as treasury stock on the Consolidated Condensed Balance Sheet. However, only the shares physically delivered to us as of February 27, 2010, were used to adjust our common shares outstanding and earnings per share calculations. The structured repurchase agreement is scheduled to end on any date between April 12, 2010, and May 13, 2010, at the option of the financial institution. We did not purchase any shares of our common stock during the first half of fiscal 2009.

As of February 27, 2010, we had outstanding authorizations to purchase a total of $296.0 million of our common stock. The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of February 27, 2010, these cash and cash equivalents and investment securities balances were $37.2 million and $91.7 million, respectively.

Cash Flows From Operating Activities

Cash provided by operating activities increased $63.2 million during the first half of fiscal 2010 as compared to the first half of fiscal 2009. The increase was due primarily to an increase in net income and a decrease in merchandise inventories, both in the ordinary course of business, offset partially by changes in our accounts payable and accrued liabilities. The change in our accounts payable and accrued liabilities was due primarily to payments related to legal liabilities and an increase in incentive compensation payments. During the first quarter of fiscal 2010, we paid out the litigation judgment and other costs that were accrued in connection with the Morgan litigation and made incentive compensation payments related to our fiscal 2009 performance. See Note 6 to the Consolidated Condensed Financial Statements included in this Report for more information on the Morgan litigation.

Cash Flows From Investing Activities

During the first half of fiscal 2010, we had a cash outflow of $113.9 million, compared to a cash outflow of $56.1 million in the first half of fiscal 2009. The increase was due to an increase in purchases of investment securities and an increase in capital expenditures.

Cash Flows From Financing Activities

During the first half of fiscal 2010, we had a cash outflow of $139.0 million, compared to a cash outflow of $56.5 million during the first half of fiscal 2009. The increase was due primarily to an increase in repurchases of common stock, offset partially by changes in cash overdrafts. As noted above, we purchased $166.0 million of our common stock during the first half of fiscal 2010 compared to no repurchases in the first half of fiscal 2009. Cash overdrafts increased $55.8 million during the first half of fiscal 2010 compared with a $27.3 million decrease during the first half of fiscal 2009.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We will adopt the applicable disclosure requirements beginning in the third quarter of fiscal 2010.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance. We adopted ASU 2010-09 during the second quarter of fiscal 2010. The adoption did not have an impact on our Consolidated Condensed Financial Statements.

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

You should not place undue reliance on the forward-looking statements included in this Report. We assume no obligation to update any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first half of fiscal 2010 and the first half of fiscal 2009, we did not incur any interest expense related to our credit facilities. Our $250.0 million of long-term debt bears interest at fixed rates ranging from 5.24% to 5.41%.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of February 27, 2010, we had a $15.0 million unrealized loss ($9.5 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, settlements with broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended February 27, 2010, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
December (11/29/09 - 1/02/10)	—	$—	—	15,710,012
January (1/3/10 - 1/30/10)	1,570,000	30.46	1,570,000	12,609,601
February (1/31/10 - 2/27/10)	1,649,900	31.23	1,649,900	8,971,370

Total	3,219,900	$30.85	3,219,900	8,971,370

(1)

On November 5, 2007, we announced that the Board of Directors authorized the purchase of up to $150 million of our outstanding common stock from time to time as market conditions warrant. This authorization was fully utilized during the second quarter of fiscal 2010. On November 18, 2009, we announced that the Board of Directors authorized the purchase of up to an additional $400 million of our outstanding common stock from time to time as market conditions warrant. As of February 27, 2010, there was $296.0 million remaining under this authorization.

(2)	Includes amounts converted to shares using the closing stock price as of the end of the fiscal month.

Item 5.   Other Information

At our Annual Meeting of Stockholders held January 21, 2010, stockholders voted to:

(1)	Elect to our Board of Directors the ten nominees named in the Proxy Statement for the Annual Meeting as follows:

Nominee	Shares Voting For	Shares Withholding Vote
Mark R. Bernstein	106,940,591	2,184,738
Pamela L. Davies	108,381,750	743,578
Sharon Allred Decker	107,663,279	1,462,049
Edward C. Dolby	108,931,087	194,242
Glenn A. Eisenberg	108,935,173	190,155
Howard R. Levine	106,881,767	2,243,561
George R. Mahoney, Jr.	107,631,045	1,494,284
James G. Martin	92,007,899	17,117,430
Harvey Morgan	108,864,790	260,539
Dale C. Pond	108,936,102	189,226

There were no abstentions and 11,435,046 broker non-votes with respect to the election to the Board of Directors.

(2)	Ratify the action of our Audit Committee of the Board of Directors in appointing PricewaterhouseCoopers LLP as independent registered public accountants of the Company and its subsidiaries for fiscal 2010, with 118,507,026 shares voted for, 1,913,667 shares voted against, and 139,681 shares abstaining. There were no broker non-votes with respect to the appointment of PricewaterhouseCoopers LLP.

Item 6.   Exhibits

(a) Exhibits incorporated by reference:

10.1

$250 million 364-Day Credit Agreement between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender, and various other lenders named therein (filed as Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on January 6, 2010)

(b) Exhibits filed herewith:

*	10.2

Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc., Family Dollar, Inc., and the various purchases named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015; and, $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This agreement was originally filed with the SEC without all exhibits, schedules and attachments (Exhibit 10.2 was filed as Exhibit 10.24 on Form 10-K filed on November 7, 2005). The complete agreement, including all exhibits, schedules and attachments is being filed herein in response to a recent SEC comment letter received by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: April 7, 2010	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer

Date: April 7, 2010	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President – Finance