Form 10-Q
period 2010-05-29
FAMILY DOLLAR STORES INC
filed 2010-07-07
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 29, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 25, 2010
Common Stock, $0.10 par value	132,639,222 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	May 29, 2010	August 29, 2009
Assets
Current assets:
Cash and cash equivalents	$343,595	$438,890
Investment securities	101,192	5,801
Merchandise inventories	986,061	993,797
Deferred income taxes	72,356	93,164
Income tax refund receivable	—	8,618
Prepayments and other current assets	53,856	59,168

Total current assets	1,557,060	1,599,438

Property and equipment, net	1,064,537	1,056,449
Investment securities	151,897	163,545
Other assets	28,122	23,290

Total assets	$2,801,616	$2,842,722

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$539,658	$528,104
Accrued liabilities	474,353	529,927
Income taxes	29,790	1,676

Total current liabilities	1,043,801	1,059,707

Long-term debt	250,000	250,000
Deferred income taxes	44,807	55,261
Income taxes	40,944	37,694
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 146,469,902 shares at May 29, 2010, and 145,485,734 shares at August 29, 2009, and outstanding 133,161,191 shares at May 29, 2010, and 138,795,832 shares at August 29, 2009	14,647	14,549
Capital in excess of par	238,950	210,349
Retained earnings	1,611,830	1,387,905
Accumulated other comprehensive loss	(8,346)	(8,960)

	1,857,081	1,603,843

Less: common stock held in treasury, at cost (13,308,711 shares at May 29, 2010, and 6,689,902 shares at August 29, 2009) (see Note 4)	435,017	163,783

Total shareholders’ equity	1,422,064	1,440,060

Total liabilities and shareholders’ equity	$2,801,616	$2,842,722

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	May 29, 2010	May 30, 2009
Net sales	$1,996,989	$1,843,089

Cost and expenses:
Cost of sales	1,266,761	1,175,897
Selling, general and administrative	560,165	528,158

Cost of sales and operating expenses	1,826,926	1,704,055

Operating profit	170,063	139,034

Interest income	432	879

Interest expense	3,297	3,216

Income before income taxes	167,198	136,697

Income taxes	62,847	48,976

Net income	$104,351	$87,721

Net income per common share — basic	$0.77	$0.63

Weighted average shares — basic	134,766	140,319

Net income per common share — diluted	$0.77	$0.62

Weighted average shares — diluted	135,789	141,195

Dividends declared per common share	$0.155	$0.135

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Quarters Ended
(in thousands, except per share amounts)	May 29, 2010	May 30, 2009
Net sales	$5,910,125	$5,589,182

Cost and expenses:
Cost of sales	3,780,844	3,636,233
Selling, general and administrative	1,668,196	1,587,425

Cost of sales and operating expenses	5,449,040	5,223,658

Operating profit	461,085	365,524

Interest income	1,096	6,042

Interest expense	10,000	9,778

Income before income taxes	452,181	361,788

Income taxes	168,000	130,638

Net income	$284,181	$231,150

Net income per common share — basic	$2.07	$1.65

Weighted average shares — basic	136,977	140,044

Net income per common share — diluted	$2.06	$1.64

Weighted average shares — diluted	137,734	140,629

Dividends declared per common share	$0.445	$0.395

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
(in thousands)	May 29, 2010	May 30, 2009
Cash flows from operating activities:
Net income	$284,181	$231,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,120	118,280
Deferred income taxes	11,333	(3,236)
Excess tax benefits from stock-based compensation	(1,566)	(577)
Stock-based compensation	9,037	9,772
Loss on disposition of property and equipment, including impairment	5,115	9,535
Changes in operating assets and liabilities:
Merchandise inventories	7,736	(2,574)
Income tax refund receivable	8,618	7,007
Prepayments and other current assets	5,312	3,471
Other assets	(4,181)	(288)
Accounts payable and accrued liabilities	(110,319)	(61,312)
Income taxes	31,053	11,961

	374,439	323,189

Cash flows from investing activities:
Purchases of investment securities	(100,642)	—
Sales of investment securities	17,506	8,650
Capital expenditures	(136,362)	(103,190)
Proceeds from dispositions of property and equipment	1,031	714

	(218,467)	(93,826)

Cash flows from financing activities:
Payment of debt issuance costs	(651)	(624)
Repurchases of common stock	(271,680)	(38,456)
Change in cash overdrafts	58,837	(27,256)
Proceeds from exercise of employee stock options	19,015	27,827
Excess tax benefits from stock-based compensation	1,566	577
Payment of dividends	(58,354)	(53,875)

	(251,267)	(91,807)

Net change in cash and cash equivalents	(95,295)	137,556
Cash and cash equivalents at beginning of period	438,890	158,502

Cash and cash equivalents at end of period	$343,595	$296,058

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General Information

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 29, 2010; the results of operations for the third quarter and first three quarters ended May 29, 2010 (“third quarter and first three quarters of fiscal 2010”), and May 30, 2009 (“third quarter and first three quarters of fiscal 2009”); and the cash flows for the first three quarters of fiscal 2010 and first three quarters of fiscal 2009. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009 (“fiscal 2009”).

The results of operations for the third quarter and first three quarters of fiscal 2010 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts for the first three quarters of fiscal 2009 have been made to conform to the presentation for the first three quarters of fiscal 2010.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the applicable disclosure requirements during the third quarter of fiscal 2010.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of May 29, 2010, and August 29, 2009, for items that are required to be measured at fair value on a recurring basis:

	May 29, 2010
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$119,547	$119,547	$—	$—
Investment securities:
Auction rate securities	162,047	—	10,150	151,897
Other debt securities	88,590	88,590	—	—
Equity securities	2,452	2,452	—	—
Other assets:
Mutual funds(1)	11,481	11,481	—	—

	August 29, 2009
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$167,475	$167,475	$—	$—
Investment securities:
Auction rate securities	166,545	—	3,000	163,545
Equity securities	2,801	2,801	—	—
Other assets:
Mutual funds(1)	7,744	7,744	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a nonrecurring basis, the Company adjusts certain property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future cash flows. Impairment charges were not material during the first three quarters of fiscal 2010.

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

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of May 29, 2010, all of the Company’s $175.9 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. During the first three quarters of fiscal 2010, the Company liquidated $6.0 million of auction rate securities at par as a result of issuer calls. Subsequent to the end of the third quarter of fiscal 2010, the Company liquidated an additional $10.2 million of auction rate securities at par as a result of issuer calls. Because the Company received notice of the calls prior to the end of the third quarter of fiscal 2010, the securities were classified as current assets on the Consolidated Condensed Balance Sheet and measured at fair value using Level 2 inputs. The Company’s remaining auction rate securities were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $13.8 million ($8.7 million, net of taxes) with respect to these investments as of May 29, 2010. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheets. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $5.2 million to $25.5 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment. The Company determined that there was no material other-than-temporary impairment as of May 29, 2010. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (80% AAA rated, 14% AA rated, and 6% A rated).

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the third quarter and first three quarters of fiscal 2010 and the third quarter and first three quarters of fiscal 2009 (in thousands):

Fiscal 2010	Third Quarter	First Three Quarters
Beginning Balance	$161,462	$163,545
Net unrealized gains (losses) included in other comprehensive income	1,185	1,452
Sales	(600)	(2,950)
Transfers out of Level 3	(10,150)	(10,150)

Ending Balance	$151,897	$151,897

Fiscal 2009	Third Quarter	First Three Quarters
Beginning Balance	$207,842	$222,104
Net unrealized gains (losses) included in other comprehensive income	(292)	(8,954)
Sales	(3,050)	(8,650)
Transfers out of Level 3	(33,500)	(33,500)

Ending Balance	$171,000	$171,000

The transfers out of Level 3 during the third quarter and first three quarters of fiscal 2010 resulted from issuer call notices (at par). The Company treated the call notices as quoted prices in an inactive market (Level 2 inputs). The transfers out of Level 3 during the third quarter and first three quarters of fiscal 2009 were due to a repurchase agreement (at par) with one of the Company’s broker dealers. The Company treated the repurchase amounts as quoted prices in an inactive market (Level 2 inputs).

Additional Fair Value Disclosures

The estimated fair value of the Company’s $250.0 million par value long-term debt was $267.8 million as of May 29, 2010, and $266.2 million as of August 29, 2009. Because the Company’s debt was a private placement and there are no quoted prices in active markets, the fair value was determined through the use of a discounted cash flow analysis using Level 3 inputs. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities. The fair value was greater than the carrying value of the debt by $17.8 million as of May 29, 2010, and $16.2 million as August 29, 2009.

3.	Credit Facilities

On December 16, 2009, the Company entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility has an initial term of 364 days and provides for two one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the Company’s previous $250 million 364-day credit facility.

The Company also maintains a $350 million unsecured revolving credit facility that matures on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($153.1 million as of May 29, 2010) reduce the amount available for borrowing under the $350 million credit facility.

There were no borrowings under the credit facilities during the first three quarters of fiscal 2010. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 29, 2010, the Company was in compliance with all such covenants.

4.	Stock Repurchases

During the first three quarters of fiscal 2010, the Company purchased 5.3 million shares of its common stock in the open market at a cost of $171.7 million. In addition, the Company entered into two structured repurchase agreements with large financial institutions. In connection with the agreements, the Company made prepayments totaling $100.0 million to the financial institutions. The financial institutions purchase shares of the Company’s common stock in the open market and deliver shares to the Company at specified intervals during the contract term. The number of shares to be delivered is based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period less an agreed upon discount. The prepayments are recorded as treasury stock on the Consolidated Condensed Balance Sheet upon payment. However, only the shares physically delivered to the Company as of May 29, 2010, were used to adjust the Company’s common shares outstanding and earnings per share calculations. During the first three quarters of fiscal 2010, the Company received 1.4 million shares at a cost of $50.0 million in connection with one of the agreements. As of May 29, 2010, the Company had $50.0 million of prepayments still outstanding under the other agreement. During the first three quarters of fiscal 2009, the Company purchased 1.2 million shares of its common stock at a cost of $38.5 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 18, 2009, the Company announced that the Board of Directors authorized the Company to purchase up to $400 million of the Company’s outstanding common stock from time to time as market conditions warrant. As of May 29, 2010, the Company had $190.3 million remaining under this authorization. There are no expiration dates related to the above referenced authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been canceled and returned to the status of authorized but unissued shares.

5.	Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (less than 0.1 million shares for both the third quarter ended May 29, 2010, and May 30, 2009, and 0.7 million shares and 2.3 million shares for the first three quarters ended May 29, 2010, and May 30, 2009, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Basic Net Income Per Share:
Net income	$104,351	$87,721	$284,181	$231,150

Weighted average number of shares outstanding	134,766	140,319	136,977	140,044

Net income per common share — basic	$0.77	$0.63	$2.07	$1.65

Diluted Net Income Per Share:
Net income	$104,351	$87,721	$284,181	$231,150

Weighted average number of shares outstanding	134,766	140,319	136,977	140,044
Effect of dilutive securities — stock options	558	438	352	243
Effect of dilutive securities — performance share rights	465	438	405	342

Weighted average shares — diluted	135,789	141,195	137,734	140,629

Net income per common share — diluted	$0.77	$0.62	$2.06	$1.64

6.	Litigation

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

In addition to the Morgan case, since 2004, individuals who have held the position of Store Manager for subsidiaries of the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying them as “exempt” employees who are not entitled to overtime compensation. The majority of the Complaints in each action also request that the cases proceed as collective actions under the FLSA or as class actions under state law and request recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. The Company currently has 22 such cases pending against it.

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

On July 9, 2009, the Court granted summary judgment against Irene Grace on the merits of her misclassification claim under the FLSA. Thus, the North Carolina Federal Court ruled that the Company was correct in treating Ms. Grace as an exempt employee under the Fair Labor Standards Act. Further, as of September 10, 2009, the Company has filed summary judgment motions related to each of the remaining 42 plaintiffs in the Grace and Ward cases. On September 9, 2009, the plaintiffs appealed certain rulings of the district court to the United States Court of Appeals for the Fourth Circuit including the court’s summary judgment order against Irene Grace. Briefing related to the appeal was completed on June 25, 2010.

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

In addition to Grace and Ward, a total of nineteen other similar class and/or collective or single plaintiff misclassification cases are now pending before the N.C. Federal Court. All of these cases have been either transferred by U.S. District Courts in various states to the N.C. Federal Court or were the subject of an order entered by the United States Judicial Panel on MultiDistrict Litigation (“MDL”) transferring the cases that were originally filed in the United States District Courts in various states to the N.C. Federal Court for coordination of discovery with the other pending cases. The district court has stayed all discovery in these cases pending the outcome of the Grace and Ward appeals. Presently, there are a total of 68 named plaintiffs and/or opt-ins in these cases.

Two additional Store Manager misclassification class/collective action cases have been filed and are presently subject to motions to have them transferred as tag-alongs to the MDL. Those cases are Friedman v. Family Dollar Stores, Inc. and Family Dollar Stores of Connecticut, Inc., which was filed in the United States District Court for the District of Connecticut on January 15, 2010, and Barker v. Family Dollar, Inc., which was filed in Circuit Court in Jefferson County, Kentucky on February 17, 2010, and removed to the United States District Court for the Western District of Kentucky. The MDL Panel is likely to rule within the next two months.

The Company has received an additional class action lawsuit regarding the exempt status of Store Managers under Missouri law, Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc. This case was originally filed on January 26, 2010, in the Circuit Court of Jackson County, Missouri. The Company removed it to federal court, and the plaintiff voluntarily dismissed. The plaintiff later re-filed the case in the Circuit Court of Jackson County, and it has not been subject to removal. Therefore, the Company does not expect this case to become part of the MDL.

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

A putative class action was also filed on behalf of store Team Members, who are paid on an hourly basis, on April 27, 2010. This case, McCauley et al. v. Family Dollar, Inc., was filed in Circuit Court in Jefferson County, Kentucky, and was removed to the United States District Court for the Western District of Kentucky. The plaintiffs allege that they and a putative class of similarly situated store Team Members throughout Kentucky were required to work off the clock and without breaks in violation of the Kentucky Wages and Hours law. The plaintiffs seek the value of their unpaid wages (off-the-clock time and statutory breaks), liquidated damages in an equal amount, attorneys’ fees and costs, and pre- and post-judgment interest. The Company maintains strict policies prohibiting off-the-clock work and requiring employees to take all breaks required by applicable law, and will vigorously defend this action.

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama captioned Scott, et al. v. Family Dollar Stores, Inc. alleging discriminatory pay practices with respect to the Company’s female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female store managers. The plaintiffs seek recovery of compensatory and punitive money damages, recovery of attorneys’ fees and equitable relief. The case has been transferred to the N.C. Federal Court. The Company is vigorously defending the allegations in the Scott case; however, no assurances can be given that the Company will be successful in the defense of this action.

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

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($0.4 million income tax expense in both the quarter and first three quarters ended May 29, 2010, and $0.1 million and $3.4 million income tax benefit in the quarter and first three quarters ended May 30, 2009, respectively).

	Quarter Ended		Three Quarters Ended
(in thousands)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net income	$104,351	$87,721	$284,181	$231,150

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	649	(182)	614	(5,571)

Comprehensive income	$105,000	$87,539	$284,795	$225,579

8.	Segment Information

The Company operates a chain of more than 6,700 general merchandise retail discount stores in 44 states, serving the basic needs of customers primarily in the low to middle income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations, foreign operations or other lines of business. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended		Three Quarters Ended
(in thousands)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Classes of similar Products:
Consumables	$1,309,763	$1,201,033	$3,802,741	$3,565,542
Home Products	254,165	237,384	808,372	771,577
Apparel and Accessories	226,690	219,193	623,347	620,175
Seasonal and Electronics	206,371	185,479	675,665	631,888

Net sales	$1,996,989	$1,843,089	$5,910,125	$5,589,182

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended May 29, 2010, and May 30, 2009 (“third quarter of fiscal 2010” and “third quarter of fiscal 2009”, respectively), and the thirty-nine-week periods ended May 29, 2010, and May 30, 2009 (“first three quarters of fiscal 2010” and “first three quarters of fiscal 2009”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 29, 2009 (“fiscal 2009”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2009. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2009.

Executive Overview

We operate a chain of more than 6,700 general merchandise retail discount stores in 44 states, providing primarily low to middle income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.

During the first three quarters of fiscal 2010, as compared with the first three quarters of fiscal 2009, our net sales increased 5.7% to $5.9 billion, our net income increased 22.9% to $284.2 million, and our diluted net income per common share increased 25.6% to $2.06. Comparable store sales (stores open more than 13 months) for the first three quarters of fiscal 2010 increased 4.3% compared with the first three quarters of fiscal 2009. Our strong results during the first three quarters of fiscal 2010 were due to our strong sales performance and improvements in cost of sales and selling, general and administrative (“SG&A”) expenses, both as a percentage of net sales.

Over the past several years, we made investments to improve processes, build merchandising capabilities and improve the productivity of our workforce. As a result of these investments, we are now building more compelling merchandise assortments, managing inventories more effectively and executing at the store level more consistently. These efforts have resulted in nine consecutive quarters of double-digit diluted earnings per share growth, operating margin expansion and improved inventory productivity. We continue to increase our focus on driving top-line sales growth and providing our customers with more value, more convenience and a better in-store shopping experience.

While general economic conditions may be stabilizing, we believe pressures on low and lower-middle income customers continue to be significant. We believe our strategy of providing both value and convenience positions us well to increase our market share. During the first three quarters of fiscal 2010, we experienced an increase in customer traffic and the dollar value of the average transaction. While basic consumable needs continue to be the primary driver of recurring shopping trips, we are also seeing improvement in certain discretionary categories. For example, during the first three quarters of fiscal 2010, we experienced strong sales in the Seasonal and Electronics category as a result of our increased focus on value, combined with appealing in-store presentations and customer communication. The various components affecting our results for the first three quarters of fiscal 2010 are discussed in more detail below.

During the first three quarters of fiscal 2010, we focused on four key priorities: increase relevancy to the customer, drive increased profitability, manage risk and build great employee teams. The following are some of the highlights from these efforts:

¡

We completed the roll-out of new register and point-of-sale technology in our stores. The new technology platform facilitates the acceptance of additional payment types, including credit cards and food stamps, and includes a number of computer-based tools designed to provide our store managers with better training, analytics and work flow management.

¡

We expanded our operating hours in substantially all of our stores to increase the convenience of the shopping experience. In addition, to reinforce our value proposition and increase awareness of and loyalty to the Family Dollar brand, we worked to better integrate all of our customer communications. We increased the frequency of our communications to customers, and we improved our in-store communications to reinforce our values and brand offering.

¡

We continued our space re-alignment efforts to accommodate strong customer demand for consumable merchandise and improve the in-store shopping experience. These efforts include re-aligning the space in our stores to support an expanded assortment of key traffic-driving categories, improving merchandise adjacencies and enhancing merchandise presentations. Since we began these efforts during fiscal 2009, approximately 64% of our stores have completed the layout changes.

¡

Through our price management work, the continued development of our private label offering, and our global sourcing efforts, we improved our purchase mark-ups and offset the impact of the shift in the merchandise mix to more lower-margin consumable merchandise.

¡

We continue to focus on inventory productivity, and our inventory levels are lower, especially in more discretionary merchandise categories. Lower inventory levels are making our stores easier to shop and reducing our exposure to seasonal markdowns. We also believe that lower inventory levels are contributing to lower inventory shrinkage and a reduction in workers’ compensation and general liability claims.

Results of Operations

Our results of operations for the third quarter and first three quarters of fiscal 2010 and the third quarter and first three quarters of fiscal 2009 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended		Three Quarters Ended
(in thousands)	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net sales	$1,996,989	$1,843,089	$5,910,125	$5,589,182

Cost and expenses:
Cost of sales	1,266,761	1,175,897	3,780,844	3,636,233
% of net sales	63.4%	63.8%	64.0%	65.1%
Selling, general and administrative	560,165	528,158	1,668,196	1,587,425
% of net sales	28.1%	28.7%	28.2%	28.4%

Cost of sales and operating expenses	1,826,926	1,704,055	5,449,040	5,223,658
% of net sales	91.5%	92.5%	92.2%	93.5%

Operating profit	170,063	139,034	461,085	365,524
% of net sales	8.5%	7.5%	7.8%	6.5%

Interest income	432	879	1,096	6,042
% of net sales	0.0%	0.0%	0.0%	0.1%

Interest expense	3,297	3,216	10,000	9,778
% of net sales	0.2%	0.2%	0.2%	0.2%

Income before income taxes	167,198	136,697	452,181	361,788
% of net sales	8.4%	7.4%	7.7%	6.5%

Income taxes	62,847	48,976	168,000	130,638
% of net sales	3.1%	2.7%	2.8%	2.3%

Net Income	$104,351	$87,721	$284,181	$231,150
% of net sales	5.2%	4.8%	4.8%	4.1%

Third Quarter Results

Net Sales

Net sales increased 8.4% in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. The increase in the third quarter of fiscal 2010 was due primarily to a 7.0% increase in comparable store sales, with the balance of the increase primarily relating to sales from new stores opened as part of our store growth program. The increase in comparable store sales resulted from an increase in customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction was approximately flat. Sales during the third quarter of fiscal 2010 were strongest in the Seasonal and Electronics and Consumables categories.

Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The average number of stores in operation during the third quarter of fiscal 2010 was 0.9% higher than the average number of stores in operation during the third quarter of fiscal 2009.

Cost of Sales

Cost of sales increased 7.7% in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 63.4% in the third quarter of fiscal 2010 and 63.8% in the third quarter of fiscal 2009. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower markdown expense and lower inventory shrinkage. Markdown expense benefited from strong sales of seasonal merchandise and our continued focus on improving inventory productivity and managing inventory risk. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes.

Selling, General and Administrative Expenses

SG&A expenses increased 6.1% in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.1% in the third quarter of fiscal 2010 and 28.7% in the third quarter of fiscal 2009. Most costs in the third quarter of fiscal 2010 were leveraged as a result of a 7.0% increase in comparable store sales and continued productivity improvements. As a percentage of net sales, decreases in occupancy costs (approximately 0.6% of net sales) and insurance expense (approximately 0.3% of net sales) offset increases in payroll expense (approximately 0.3% of net sales) and advertising costs (approximately 0.2% of net sales). Occupancy costs benefited from lower utility expense, due in part to our energy management efforts, and lower maintenance and repair expense. Insurance expense continues to benefit from favorable trends in workers’ compensation and general liability costs. The increase in payroll expense was due primarily to the expansion of our store operating hours, offset partially by a decrease in incentive compensation. The increase in advertising costs was due primarily to an increase in the frequency of our communications to customers.

Interest Income

Interest income decreased $0.4 million in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. The decrease in interest income was due primarily to lower interest rates.

Interest Expense

The change in interest expense in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009 was not material.

Income Taxes

The effective tax rate was 37.6% for the third quarter of fiscal 2010 compared with 35.8% for the third quarter of fiscal 2009. The increase in the effective tax rate was due primarily to changes in our liabilities for uncertain tax positions, changes in state income taxes, and a decrease in federal jobs tax credits as a percentage of pre-tax income.

Year-to-date Results

Net Sales

Net sales increased 5.7% in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009. The increase in the first three quarters of fiscal 2010 was due primarily to a 4.3% increase in comparable store sales, with the balance of the increase primarily relating to sales from new stores opened as part of our store growth program. The increase in comparable store sales was due primarily to an increase in customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction increased slightly. Sales during the first three quarters of fiscal 2010 were strongest in the Seasonal and Electronics and Consumables categories.

Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The average number of stores in operation during the first three quarters of fiscal 2010 was 0.9% higher than the average number of stores in operation during the first three quarters of fiscal 2009. We had 6,724 stores in operation at the end of the first three quarters of fiscal 2010 compared with 6,654 stores in operation at the end of the first three quarters of fiscal 2009, representing an increase of 1.1%.

Cost of Sales

Cost of sales increased 4.0% in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.0% in the first three quarters of fiscal 2010 and 65.1% in the first three quarters of fiscal 2009. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower freight expense, lower markdown expense, higher purchase mark-ups, and lower inventory shrinkage. Freight expense benefited from improvements in inventory productivity, the impact of lower diesel costs on the first half of fiscal 2010, and increased transportation productivity and efficiency. Markdown expense benefited from strong sales of seasonal merchandise, our continued focus on improving inventory productivity and managing inventory risk, and the absence of any markdown expense during the first three quarters of fiscal 2010 for products containing lead/phthalates. We incurred approximately $8.8 million of lead/phthalate markdown expense during the first three quarters of fiscal 2009 in connection with new product safety legislation. We continue to focus on improving our purchase mark-ups through our price management work, the continued development of our private label offering, and our global sourcing efforts. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes.

Selling, General and Administrative Expenses

SG&A expenses increased 5.1% in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.2% in the first three quarters of fiscal 2010 and 28.4% in the first three quarters of fiscal 2009. As a percentage of net sales, a decrease in insurance expense (approximately 0.3% of net sales) and utility expense (approximately 0.3% of net sales) offset an increase in store payroll (approximately 0.3% of net sales). Insurance expense continues to benefit from favorable trends in workers’ compensation and general liability costs. Our energy management efforts contributed to the decrease in utility expense. The increase in store payroll expense was due primarily to the expansion of our store operating hours.

Interest Income

Interest income decreased $4.9 million in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009. The decrease in interest income was due primarily to lower interest rates.

Interest Expense

The change in interest expense in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009 was not material.

Income Taxes

The effective tax rate was 37.2% for the first three quarters of fiscal 2010 compared with 36.1% for the first three quarters of fiscal 2009. The increase in the effective tax rate was due primarily to changes in state income taxes, lower tax-exempt interest income, and a decrease in federal jobs tax credits as a percentage of pre-tax income.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. Cash provided by operating activities during the first three quarters of fiscal 2010 was $374.4 million compared to $323.2 million in the first three quarters of fiscal 2009. Our operating cash flows are generally sufficient to fund our regular operating needs, capital expenditure program, cash dividend payments, interest payments, and share repurchases. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

Credit Facilities

On December 16, 2009, we entered into an unsecured revolving credit facility with a syndicate of lenders for short-term borrowings of up to $250 million. The credit facility has an initial term of 364 days and provides for two one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced our previous $250 million 364-day credit facility.

We also maintain a $350 million unsecured revolving credit facility that matures on August 24, 2011. Any borrowings under this credit facility also accrue interest at a variable rate based on short-term market interest rates. Outstanding standby letters of credit ($153.1 million as of May 29, 2010) reduce the amount available for borrowing under the $350 million credit facility.

There were no borrowings under the credit facilities during the first three quarters of fiscal 2010. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 29, 2010, we were in compliance with all such covenants.

Long-Term Debt

On September 27, 2005, we obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 29, 2010, we were in compliance with all such covenants.

Other Considerations

Our merchandise inventories at the end of the first three quarters of fiscal 2010 were 4.8% lower than at the end of the first three quarters of fiscal 2009. Inventory per store at the end of the first three quarters of fiscal 2010 was approximately 5.7% lower than inventory per store at the end of the first three quarters of fiscal 2009. These decreases were due primarily to decreases in discretionary merchandise. We continue to constrain our purchases of discretionary merchandise as our customers continue to focus on basic consumables. Stronger sales of seasonal merchandise during the first three quarters of fiscal 2010 also contributed to the decreases in inventory.

Capital expenditures for the first three quarters of fiscal 2010 were $136.4 million, compared with $103.2 million for the first three quarters of fiscal 2009. The increase in capital expenditures during the first three quarters of fiscal 2010 as compared with the first three quarters of fiscal 2009 was due primarily to the investments we are making to drive revenues, including the roll-out of new register and point-of-sale technology in our stores and our space re-alignment efforts. We also purchased several of our existing stores from our landlords during the first three quarters of fiscal 2010. Capital expenditures for fiscal 2010 are expected to be between $190 and $210 million and relate primarily to store technology infrastructure and other technology related projects; new store openings; expansions, relocations and renovations of existing stores; and distribution center improvements.

In the first three quarters of fiscal 2010, we opened 125 stores, closed 56 stores and expanded, relocated, or renovated 49 stores. In addition, we continued to re-align the space in our stores to accommodate strong customer demand for consumable merchandise and improve the in-store shopping experience. These efforts include re-aligning the space in our stores to support an expanded assortment of key-traffic driving categories, improving merchandise adjacencies and enhancing merchandise presentations. Approximately 16% of the chain was impacted by these efforts during the first three quarters of fiscal 2010. Since we began these efforts during fiscal 2009, approximately 64% of our stores have completed the layout changes. We occupy most of our stores under operating leases. Store opening, closing, expansion, relocation, and renovation plans, as well as overall capital expenditure plans, are continuously reviewed and may change.

During the first three quarters of fiscal 2010, we purchased 5.3 million shares of our common stock in the open market at a cost of $171.7 million. In addition, we entered into two structured repurchase agreements with large financial institutions. In connection with the agreements, we made prepayments totaling $100.0 million to the financial institutions. The financial institutions purchase shares of our common stock in the open market and deliver shares to us at specified intervals during the contract term. The number of shares to be delivered is based on the volume weighted average price (“VWAP”) of our common stock during the purchase period less an agreed upon discount. The prepayments are recorded as treasury stock on the Consolidated Condensed Balance Sheet upon payment. However, only the shares physically delivered to us as of May 29, 2010, were used to adjust our common shares outstanding and earnings per share calculations. During the first three quarters of fiscal 2010, we received 1.4 million shares at a cost of $50.0 million in connection with one of the agreements. As of May 29, 2010, we had $50.0 million of prepayments still outstanding under the other agreement. During the first three quarters of fiscal 2009, we purchased 1.2 million shares of our common stock at a cost of $38.5 million.

As of May 29, 2010, we had outstanding authorizations to purchase a total of $190.3 million of our common stock. The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of May 29, 2010, these cash and cash equivalents and investment securities balances were $34.6 million and $102.8 million, respectively.

Cash Flows From Operating Activities

Cash provided by operating activities increased $51.3 million during the first three quarters of fiscal 2010 as compared to the first three quarters of fiscal 2009. The increase was due primarily to an increase in net income and changes in our income tax liabilities, both in the ordinary course of business, offset partially by changes in our accounts payable and accrued liabilities. The change in our accounts payable and accrued liabilities was due primarily to payments related to legal liabilities and an increase in incentive compensation payments. During the first three quarters of fiscal 2010, we paid out the litigation judgment and other costs that were accrued in connection with the Morgan litigation and made incentive compensation payments related to our fiscal 2009 performance. See Note 6 to the Consolidated Condensed Financial Statements included in this Report for more information on the Morgan litigation.

Cash Flows From Investing Activities

During the first three quarters of fiscal 2010, we had a cash outflow of $218.5 million, compared to a cash outflow of $93.8 million in the first three quarters of fiscal 2009. The increase was due to an increase in purchases of investment securities and an increase in capital expenditures. We purchased $100.6 million of investment securities during the first three quarters of fiscal 2010 compared to no purchases during the first three quarters of fiscal 2009. As the financial markets and global economy begin to stabilize, we are placing more of our available cash in investment securities.

Cash Flows From Financing Activities

During the first three quarters of fiscal 2010, we had a cash outflow of $251.3 million, compared to a cash outflow of $91.8 million during the first three quarters of fiscal 2009. The increase was due primarily to an increase in repurchases of common stock, offset partially by changes in cash overdrafts. We paid $271.7 million for purchases of our common stock during the first three quarters of fiscal 2010 compared to $38.5 million in the first three quarters of fiscal 2009. Cash overdrafts increased $58.8 million during the first three quarters of fiscal 2010 compared with a $27.3 million decrease during the first three quarters of fiscal 2009.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the applicable disclosure requirements during the third quarter of fiscal 2010.

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

There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for fiscal 2009.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first three quarters of fiscal 2010 and the first three quarters of fiscal 2009, we did not incur any interest expense related to our credit facilities. Our $250.0 million of long-term debt bears interest at fixed rates ranging from 5.24% to 5.41%.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of May 29, 2010, we had a $13.8 million unrealized loss ($8.7 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

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

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for fiscal 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended May 29, 2010, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
March (2/28/10 - 4/3/10)	239,505	$34.36	239,505	7,999,067
April (4/4/10 - 5/1/10)	628,300	38.88	628,300	6,863,899
May (5/2/10 - 5/29/10)	1,679,836	38.65	1,679,836	4,670,784

Total	2,547,641	$38.30	2,547,641	4,670,784

(1)

On November 18, 2009, we announced that the Board of Directors authorized the purchase of up to $400 million of our outstanding common stock from time to time as market conditions warrant. As of May 29, 2010, there was $190.3 million remaining under this authorization.

(2)	Remaining dollar amounts are converted to shares using the closing stock price as of the end of the fiscal month.

The stock repurchases in the table above include both open market purchases and purchases made in connection with structured repurchase agreements. See Note 4 to the Consolidated Condensed Financial Statements included in this Report for more information.

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: July 7, 2010	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer

Date: July 7, 2010	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President – Finance