Form 10-Q
period 2010-11-27
FAMILY DOLLAR STORES INC
filed 2011-01-05
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 27, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 27, 2010
Common Stock, $0.10 par value	126,385,736 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	November 27, 2010	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$84,621	$382,754
Investment securities	52,566	120,325
Merchandise inventories	1,138,466	1,028,022
Deferred income taxes	63,923	66,102
Prepayments and other current assets	75,169	63,005

Total current assets	1,414,745	1,660,208

Property and equipment, net	1,110,607	1,111,966
Investment securities	145,014	147,108
Other assets	70,753	62,775

Total assets	$2,741,119	$2,982,057

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$16,200	$—
Accounts payable	627,657	676,975
Accrued liabilities	324,993	359,065
Income taxes	48,169	18,447

Total current liabilities	1,017,019	1,054,487

Long-term debt	233,800	250,000
Other liabilities	215,358	203,857
Deferred income taxes	45,674	52,159
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 147,022,608 shares at November 27, 2010, and 146,496,237 shares at August 28, 2010, and outstanding 126,384,955 shares at November 27, 2010, and 130,452,959 shares at August 28, 2010	14,702	14,650
Capital in excess of par	255,971	243,831
Retained earnings	1,720,400	1,665,646
Accumulated other comprehensive loss	(8,494)	(7,046)

	1,982,579	1,917,081

Less: common stock held in treasury, at cost (20,637,653 shares at November 27, 2010, and 16,043,278 shares at August 28, 2010)	753,311	495,527

Total shareholders’ equity	1,229,268	1,421,554

Total liabilities and shareholders’ equity	$2,741,119	$2,982,057

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	November 27, 2010	November 28, 2009
Net sales	$1,996,941	$1,822,906

Cost and expenses:
Cost of sales	1,277,376	1,164,684
Selling, general and administrative	597,983	548,551

Cost of sales and operating expenses	1,875,359	1,713,235

Operating profit	121,582	109,671

Interest income	387	395

Interest expense	3,518	3,335

Income before income taxes	118,451	106,731

Income taxes	44,136	39,110

Net income	$74,315	$67,621

Net income per common share — basic	$0.58	$0.49

Weighted average shares — basic	127,984	138,686

Net income per common share — diluted	$0.58	$0.49

Weighted average shares — diluted	129,141	139,271

Dividends declared per common share	$0.155	$0.135

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(in thousands)	November 27, 2010	November 28, 2009
Cash flows from operating activities:
Net income	$74,315	$67,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,992	42,019
Deferred income taxes	802	20,076
Excess tax benefits from stock-based compensation	(3,599)	(314)
Stock-based compensation	5,113	5,401
Loss on disposition of property and equipment, including impairment	3,223	2,541
Changes in operating assets and liabilities:
Merchandise inventories	(110,444)	(33,717)
Income tax refund receivable	—	8,618
Prepayments and other current assets	(12,164)	2,695
Other assets	(5,066)	289
Accounts payable and accrued liabilities	(76,935)	(119,268)
Income taxes	29,722	67
Other liabilities	10,821	2,792

	(40,220)	(1,180)

Cash flows from investing activities:
Purchases of investment securities	(19,128)	—
Sales of investment securities	86,286	4,850
Capital expenditures	(38,918)	(39,140)
Proceeds from dispositions of property and equipment	141	188

	28,381	(34,102)

Cash flows from financing activities:
Revolving credit facility borrowings	36,000	—
Repayment of revolving credit facility borrowings	(36,000)	—
Payment of debt issuance costs	(2,912)	—
Repurchases of common stock	(257,784)	(24,758)
Change in cash overdrafts	(17,931)	—
Proceeds from exercise of employee stock options	8,926	5,931
Excess tax benefits from stock-based compensation	3,599	314
Payment of dividends	(20,192)	(18,738)

	(286,294)	(37,251)

Net change in cash and cash equivalents	(298,133)	(72,533)
Cash and cash equivalents at beginning of period	382,754	438,890

Cash and cash equivalents at end of period	$84,621	$366,357

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General Information

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 27, 2010; the results of operations for the first quarter ended November 27, 2010 (“first quarter of fiscal 2011”), and November 28, 2009 (“first quarter of fiscal 2010”); and the cash flows for the first quarter of fiscal 2011 and first quarter of fiscal 2010. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010 (“fiscal 2010”).

The results of operations for the first quarter of fiscal 2011 are not necessarily indicative of the results to be expected for the full year.

Certain adjustments and reclassifications of the amounts on the Consolidated Condensed Statements of Cash Flows for the first quarter of fiscal 2010 have been made to conform to the presentation for the first quarter of fiscal 2011. The adjustments and reclassifications are not material.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of November 27, 2010, and August 28, 2010, for items that are required to be measured at fair value on a recurring basis:

	November 27, 2010
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$11,717	$11,717	$—	$—
Investment securities:
Auction rate securities	145,064	—	50	145,014
Other debt securities	50,784	50,784	—	—
Equity securities	1,732	1,732	—	—
Other assets:
Mutual funds(1)	14,187	14,187	—	—

	August 28, 2010
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$287,003	$287,003	$—	$—
Investment securities:
Auction rate securities	154,158	—	7,050	147,108
Other debt securities	111,306	111,306	—	—
Equity securities	1,969	1,969	—	—
Other assets:
Mutual funds(1)	11,402	11,402	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a non-recurring basis, the Company adjusts certain property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future cash flows. Impairment charges were not material during the first quarter of fiscal 2011.

Auction Rate Securities

The Company’s investment securities include student loan auction rate securities that were measured at fair value using Level 3 inputs. The auction rate securities are tax-exempt bonds that are collateralized by federally guaranteed student loans. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). The Company generally has the opportunity to sell its investments during such periodic auctions subject to the availability of buyers.

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of November 27, 2010, all of the Company’s $158.5 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. During the first quarter of fiscal 2011, the Company liquidated $7.2 million of auction rate securities at par as a result of issuer calls. As of November 27, 2010, the Company’s remaining auction rate securities were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $13.4 million ($8.5 million, net of taxes) with respect to these investments as of November 27, 2010. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheets. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $5.4 million to $24.1 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment. The Company determined that there was no material other-than-temporary impairment as of November 27, 2010. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (77% AAA rated, 16% AA rated, and 7% A rated) and the securities had a weighted average parity ratio of 108% as of November 27, 2010.

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the first quarter of fiscal 2011 and the first quarter of fiscal 2010 (in thousands):

	Quarter Ended
(in thousands)	November 27, 2010	November 28, 2009
Beginning Balance	$147,108	$163,545
Net unrealized gains (losses) included in other comprehensive income	(1,944)	2,046
Sales	(100)	(2,150)
Transfers out of Level 3	(50)	(300)

Ending Balance	$145,014	$163,141

Additional Fair Value Disclosures

The estimated fair value of the Company’s $250.0 million par value debt was $275.1 million as of November 27, 2010, and $277.8 million as of August 28, 2010. Because the Company’s debt was a private placement and there are no quoted prices in active markets, the fair value was determined through the use of a discounted cash flow analysis using Level 3 inputs. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value was greater than the carrying value of the debt by $25.1 million as of November 27, 2010, and $27.8 million as of August 28, 2010.

3.	Current and Long-Term Debt

The Company’s current and long-term debt consisted of the following as of November 27, 2010, and August 28, 2010:

(in thousands)	November 27, 2010	August 28, 2010
5.24% Notes	$81,000	$81,000
5.41% Notes	169,000	169,000

	250,000	250,000
Less: current portion	16,200	—

Long-term portion	$233,800	$250,000

Notes

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 27, 2010, the Company was in compliance with all such covenants.

On November 17, 2010, the Company amended the Notes to remove all subsidiary co-borrowers and guarantors, consistent with the credit facility changes noted below. The amendment to the Note Purchase Agreement is filed as exhibit 10.4 to this Report on Form 10-Q (the “Report”).

Credit Facilities

On November 17, 2010, the Company entered into a new four-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $400 million. The credit facility matures on November 17, 2014, and provides for two one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The new credit facility is filed as exhibit 10.5 to this Report.

On November 17, 2010, the Company amended its existing five-year $350 million unsecured revolving credit facility maturing on August 24, 2011, and terminated its 364-day $250 million unsecured revolving credit facility maturing on December 15, 2010. The amendment of the five-year facility reduces the borrowing capacity from $350 million to $200 million and limits its usage to stand-by letters of credit only ($143.0 million as of November 27, 2010). The amendment also eliminates the Company’s ability to extend the facility beyond its current maturity date of August 24, 2011, and removes all subsidiary co-borrowers and guarantors. The amendment to the credit facility is filed as exhibit 10.6 to this Report.

During the first quarter of fiscal 2011, the Company borrowed $36.0 million under the credit facilities at a weighted-average rate of 0.5%. As of November 27, 2010, the Company had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 27, 2010, the Company was in compliance with all such covenants.

4.	Stock Repurchases

On October 5, 2010, the Company entered into an accelerated share repurchase agreement with a large financial institution. In connection with the agreement, the Company made a prepayment of $250.0 million to the financial institution and immediately received 4.4 million shares (80% of the prepayment amount). The financial institution will purchase shares of the Company’s common stock in the open market over an averaging period in order to cover its position with respect to shares it borrowed for the initial delivery and for any shares payable upon settlement. The averaging period began on October 7, 2010, and will end during the second quarter of fiscal 2011. The number of shares to be delivered upon settlement of the agreement will be based on the volume weighted average price of the Company’s common stock during the averaging period less an agreed upon discount. In the event that the total number of shares to be delivered is less than the initial delivery amount, the Company will be required, at its option, to deliver either shares or cash to the financial institution for the difference.

During the first quarter of fiscal 2011, the Company purchased 4.6 million shares of its common stock at a cost of $257.8 million, including the prepayment amount noted above. During the first quarter of fiscal 2010, the Company purchased 0.9 million shares of its common stock at a cost of $24.8 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 18, 2009, the Company announced that the Board of Directors authorized the Company to purchase up to $400 million of the Company’s outstanding common stock from time to time as market conditions warrant. On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock. The remaining amount under the previous authorization was cancelled. As of November 27, 2010, the Company had $500.0 million remaining under the new authorization.

There is no expiration date related to the above referenced authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or have been cancelled and returned to the status of authorized but unissued shares.

5.	Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.3 million shares for the quarter ended November 27, 2010, and 1.5 million shares for the quarter ended November 28, 2009). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended
(in thousands, except per share amounts)	November 27, 2010	November 28, 2009
Basic Net Income Per Share:
Net income	$74,315	$67,621

Weighted average number of shares outstanding	127,984	138,686

Net income per common share — basic	$0.58	$0.49

Diluted Net Income Per Share:
Net income	$74,315	$67,621

Weighted average number of shares outstanding	127,984	138,686
Effect of dilutive securities — stock options	691	210
Effect of dilutive securities — performance share rights	466	375

Weighted average shares — diluted	129,141	139,271

Net income per common share — diluted	$0.58	$0.49

6.	Litigation

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

Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc. are both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases are proceeding as 43 individual plaintiff cases.

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

Including Grace and Ward, a total of seventeen class and/or collective or single plaintiff misclassification cases are now pending before the N.C. Federal Court. The N.C. Federal Court has stayed all discovery in these cases pending the outcome of the Grace and Ward appeals. Presently, there are a total of 70 named plaintiffs and/or opt-ins in these cases.

The Company has been sued in four additional class action lawsuits alleging that Store Managers should be non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., alleging violations of the Missouri Minimum Wage Law, was originally filed on January 26, 2010, and is pending in the Circuit Court of Jackson County, Missouri. Barker v. Family Dollar, Inc., alleging violations of the Kentucky Wages and Hours Law, was filed in Circuit Court in Jefferson County, Kentucky on February 17, 2010, and removed to the United States District Court for the Western District of Kentucky. Youngblood, et al. v. Family Dollar Stores, Inc., Family Dollar, Inc., Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009, was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was subsequently transferred to the Southern District of New York and has been consolidated with Youngblood.

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

A putative state law class action has been filed on behalf of store Team Members who are paid on an hourly basis. This case, McCauley et al. v. Family Dollar, Inc., was filed on April 27, 2010, in Circuit Court in Jefferson County, Kentucky, and was removed to the United States District Court for the Western District of Kentucky. The plaintiffs allege that they and a putative class of similarly situated store Team Members throughout Kentucky were required to work off the clock and without breaks in violation of the Kentucky Wages and Hours Law. The plaintiffs seek the value of their unpaid wages, liquidated damages in an equal amount, attorneys’ fees and costs, and pre- and post-judgment interest. The Company maintains strict policies prohibiting off-the-clock work and requiring employees to take all breaks required by applicable law, and intends to vigorously defend this action. The Company cannot reasonably estimate the possible loss or range of loss that may result from this action.

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

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($0.8 million income tax benefit for the quarter ended November 27, 2010, and $0.5 million income tax expense for the quarter ended November 28, 2009).

	Quarter Ended
(in thousands)	November 27, 2010	November 28, 2009
Net income	$74,315	$67,621
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	(1,448)	843

Comprehensive income	$72,867	$68,464

8.	Segment Information

The Company operates a chain of more than 6,800 general merchandise retail discount stores in 44 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia. The foreign operations are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended
(in thousands)	November 27, 2010	November 28, 2009
Classes of similar Products:
Consumables	$1,355,453	$1,221,857
Home Products	253,036	235,297
Apparel and Accessories	192,812	182,299
Seasonal and Electronics	195,640	183,453

Net sales	$1,996,941	$1,822,906

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended November 27, 2010, and November 28, 2009 (“first quarter of fiscal 2011” and “first quarter of fiscal 2010”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 28, 2010 (“fiscal 2010”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2010. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I - Item 1A of our Annual Report on Form 10-K for fiscal 2010.

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

During the first quarter of fiscal 2011, as compared with the first quarter of fiscal 2010, our net sales increased 9.5% to $2.0 billion, our net income increased 9.9% to $74.3 million, and our diluted net income per common share increased 18.4% to $0.58. Comparable store sales (stores open more than 13 months) for the first quarter of fiscal 2011 increased 6.9% compared with the first quarter of fiscal 2010.

Our performance during the first quarter of fiscal 2011 was driven primarily by our strong sales performance, particularly in the consumable categories. Many of the initiatives we launched over the past several years continue to deliver results, including the expansion of our key consumable categories and the expansion of our operating hours in fiscal 2010. During fiscal 2011, we remain focused on continuing to strengthen our value and convenience proposition. In addition, we are accelerating our new store growth and launching a comprehensive store renovation program.

During the first quarter of fiscal 2011, we opened 85 stores and closed 18 stores for a net addition of 67 stores, compared with the opening of 43 stores and closing of 33 stores for a net addition of 10 stores during the first quarter of fiscal 2010. We plan to open approximately 300 new stores during fiscal 2011, a 50% increase over fiscal 2010 openings.

Leveraging our concept renewal efforts, enhanced merchandising and supply chain capabilities, a refreshed store technology platform, and a better trained and more productive workforce, we are initiating a comprehensive renovation program intended to re-energize the Family Dollar brand. During the first quarter of fiscal 2011, we renovated 173 stores under the renovation program. We plan to renovate approximately 800 stores by the end of fiscal 2011, at a projected cost of $100,000 to $130,000 per store. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams.

Results of Operations

Our results of operations for the first quarter of fiscal 2011 and the first quarter of fiscal 2010 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended
(in thousands)	November 27, 2010	November 28, 2009
Net sales	$1,996,941	$1,822,906

Cost and expenses:
Cost of sales	1,277,376	1,164,684
% of net sales	64.0%	63.9%
Selling, general and administrative	597,983	548,551
% of net sales	29.9%	30.1%

Cost of sales and operating expenses	1,875,359	1,713,235
% of net sales	93.9%	94.0%

Operating profit	121,582	109,671
% of net sales	6.1%	6.0%

Interest income	387	395
% of net sales	0.0%	0.0%

Interest expense	3,518	3,335
% of net sales	0.2%	0.2%

Income before income taxes	118,451	106,731
% of net sales	5.9%	5.9%

Income taxes	44,136	39,110
% of net sales	2.2%	2.1%

Net Income	$74,315	$67,621
% of net sales	3.7%	3.7%

Net Sales

Net sales increased 9.5% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The net sales increase in the first quarter of fiscal 2011 reflects an increase in comparable store sales of 6.9%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The 6.9% increase in comparable store sales in the first quarter of fiscal 2011 resulted primarily from an increase in customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction was approximately flat. Sales during the first quarter of fiscal 2011, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the first quarter of fiscal 2011 was 2.4% higher than the average number of stores in operation during the first quarter of fiscal 2010. We had 6,852 stores in operation at the end of the first quarter of fiscal 2011 compared with 6,665 stores in operation at the end of the first quarter of fiscal 2010, representing an increase of 2.8%. As of November 27, 2010, we had, in the aggregate, approximately 48.7 million square feet of selling space compared to 47.3 million as of November 28, 2009.

Cost of Sales

Cost of sales increased 9.7% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.0% in the first quarter of fiscal 2011 and 63.9% in the first quarter of fiscal 2010. The increase in cost of sales, as a percentage of net sales, was due primarily to increased sales of lower-margin consumable merchandise and an increase in freight expense, offset in large part by lower inventory shrinkage. Freight expense was negatively impacted by higher diesel costs. We believe that inventory shrinkage benefited from continued workforce stabilization in our stores and improved analytics and monitoring processes.

Selling, General and Administrative Expenses

SG&A expenses increased 9.0% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 29.9% in the first quarter of fiscal 2011 and 30.1% in the first quarter of fiscal 2010. Most costs in the first quarter of fiscal 2011, including occupancy costs, were leveraged as a result of a 6.9% increase in comparable store sales and continued productivity improvements, which more than offset an increase in store payroll expense (approximately 0.4% of net sales) and increased advertising expense (approximately 0.1% of net sales). The increase in store payroll expense was due primarily to the expansion of our store operating hours and store renovation program. Our advertising expense increased as we are expanding our customer communications, leveraging various marketing vehicles, and developing new customer relationship management tools to help us optimize our marketing and promotional materials.

Interest Income

The change in interest income in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was not material.

Interest Expense

The change in interest expense in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was not material.

Income Taxes

The effective tax rate was 37.3% for the first quarter of fiscal 2011 compared with 36.6% for the first quarter of fiscal 2010. The increase in the effective tax rate was due primarily to a decrease in federal jobs tax credits, an increase in state income taxes, and an increase in our liabilities for uncertain tax positions.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position, and our operating cash flows are generally sufficient to fund our regular operating needs, capital expenditure program, cash dividend payments, interest payments, and share repurchases. During the first quarter of fiscal 2011, our cash and cash equivalents decreased $298.1 million, due primarily to the funding of $257.8 million in stock repurchases. Despite the decrease in cash and cash equivalents, our working capital level remains strong. Working capital at the end of the first quarter of fiscal 2011 was $397.7 million compared to $722.0 million as of the end of the first quarter of fiscal 2010. Working capital at the end of the first quarter of fiscal 2010 was adjusted to reflect the insurance adjustments disclosed in Note 1 of our Annual Report on Form 10-K for fiscal 2010. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations, and growth initiatives. We plan to fund future share repurchases through a combination of cash on hand, cash from operations and potentially, debt financings.

Credit Facilities

On November 17, 2010, we entered into a new four-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $400 million. The credit facility matures on November 17, 2014, and provides for two one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The new credit facility is filed as exhibit 10.5 to this Report.

              On November 17, 2010, we also amended our existing five-year $350 million unsecured revolving credit facility maturing on August 24, 2011, and terminated our 364-day $250 million unsecured revolving credit facility maturing on December 15, 2010. The amendment of the five-year facility reduces the borrowing capacity from $350 million to $200 million and limits its usage to stand-by letters of credit only ($143.0 million as of November 27, 2010). The amendment also eliminates our ability to extend the facility beyond its current maturity date of August 24, 2011, and removes all subsidiary co-borrowers and guarantors. The amendment to the credit facility is filed as exhibit 10.6 to this Report.

During the first quarter of fiscal 2011, we borrowed $36.0 million under the credit facilities at a weighted-average rate of 0.5%. As of November 27, 2010, we had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 27, 2010, we were in compliance with all such covenants.

Notes

On September 27, 2005, we obtained $250 million through a private placement of unsecured Senior Notes (the “Notes”) to a group of institutional accredited investors. The Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 27, 2010, we were in compliance with all such covenants.

On November 17, 2010, we amended the Notes to remove all subsidiary co-borrowers and guarantors, consistent with the credit facility changes noted above. The amendment to the Note Purchase Agreement is filed as exhibit 10.4 to this Report.

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

Other Considerations

Our merchandise inventories at the end of the first quarter of fiscal 2011 were 10.8% higher than at the end of the first quarter of fiscal 2010. Inventory per store at the end of the first quarter of fiscal 2011 was approximately 7.8% higher than inventory per store at the end of the first quarter of fiscal 2010. The increases in inventory were driven primarily by an increased focus on improving the in-stock levels in our stores and the investments we are making to support the expansion of our consumable merchandise assortments, including our comprehensive store renovation program.

Capital expenditures for the first quarter of fiscal 2011 were $38.9 million compared with $39.1 million for the first quarter of fiscal 2010. The capital expenditures during the first quarter of fiscal 2011 relate primarily to the investments we are making related to our comprehensive renovation program and new store growth. Capital expenditures for fiscal 2011 are expected to be between $300 and $350 million and relate primarily to the investments we are making to drive revenue growth, including the acceleration of our new store growth and the launch of our comprehensive store renovation program. The remaining expenditures relate primarily to technology-related projects and costs to begin construction of our tenth distribution center.

In the first quarter of fiscal 2011, we opened 85 stores, closed 18 stores, relocated 5 stores, expanded 6 stores, and renovated 173 stores. The renovations are part of a comprehensive store renovation program intended to re-energize the Family Dollar brand. During fiscal 2011, we plan to renovate approximately 800 stores at a projected cost of $100,000 to $130,000 per store. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams. We occupy most of our stores under operating leases. Store opening, closing, relocation, expansion, and renovation plans, as well as overall capital expenditure plans, are continually reviewed and may change.

On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of our outstanding common stock. The remaining amount under the previous authorization was cancelled. On October 5, 2010, we entered into an accelerated share repurchase agreement with a large financial institution for $250.0 million. See Note 4 to the Consolidated Condensed Financial Statements included in this Report for more information.

During the first quarter of fiscal 2011, we purchased 4.6 million shares of our common stock at a cost of $257.8 million, including prepaid amounts for the accelerated share repurchase agreement noted above. During the first quarter of fiscal 2010, we purchased 0.9 million shares at a cost of $24.8 million. As of November 27, 2010, we had outstanding authorizations to purchase a total of $500.0 million of our common stock.

              The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of November 27, 2010, these cash and cash equivalents and investment securities balances were $11.8 million and $97.8 million, respectively.

Cash Flows From Operating Activities

Cash provided by operating activities decreased $39.0 million during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. The decrease was due primarily to an increase in merchandise inventories, offset partially by changes in accounts payable and accrued liabilities, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first quarter of fiscal 2011, we had a cash inflow from investing activities of $28.4 million compared to a cash outflow of $34.1 million in the first quarter of fiscal 2010. The change was due primarily to the sale of investment securities during the first quarter of fiscal 2011 in order to fund our share repurchase program. During the first quarter of fiscal 2011, we had a cash inflow of $67.2 million from the sale of investment securities, net of purchases, compared to a cash inflow of $4.9 million during the first quarter of fiscal 2010.

Cash Flows From Financing Activities

During the first quarter of fiscal 2011, we had a cash outflow from financing activities of $286.3 million compared to a cash outflow of $37.3 million during the first quarter of fiscal 2010. The increase was due primarily to an increase in repurchases of common stock, offset partially by changes in cash overdrafts. We paid $257.8 million for purchases of our common stock during the first quarter of fiscal 2011 compared to $24.8 million in the first quarter of fiscal 2010.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for fiscal 2010.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, investment and financing plans, net sales, comparable store sales, cost of sales, SG&A expenses, earning per diluted share, dividends and share repurchases; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I - Item 1A of our Annual Report on Form 10-K for fiscal 2010, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I - Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Item  3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first quarter of fiscal 2011 and the first quarter of fiscal 2010, we did not incur any material interest expense related to our credit facilities. Our $250.0 million of current and long-term debt related to the Notes bears interest at fixed rates ranging from 5.24% to 5.41%.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of November 27, 2010, we had a $13.4 million unrealized loss ($8.5 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

Item  4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of November 27, 2010. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 27, 2010.

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

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for fiscal 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended November 27, 2010, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
September (8/29/10 - 10/2/10)	183,259	$42.47	183,259	16,930,023
October (10/3/10 - 10/30/10)	4,411,116	45.34	4,411,116	10,829,543
November (10/31/10 - 11/27/10)	—	—	—	9,867,772

Total	4,594,375	$45.23	4,594,375	9,867,772

(1)

On November 18, 2009, we announced that the Board of Directors authorized the purchase of up to $400 million of our outstanding common stock from time to time as market conditions warrant. On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of our outstanding common stock. The remaining amount under the previous authorization was cancelled. As of November 27, 2010, there was $500.0 million remaining under the new authorization.

(2)	Remaining dollar amounts are converted to shares using the closing stock price as of the end of the fiscal month.

On October 5, 2010, we entered into an accelerated share repurchase agreement with a large financial institution for $250.0 million. See Note 4 to the Consolidated Condensed Financial Statements included in this Report for more information.

Item 6.  Exhibits

(a) Exhibits incorporated by reference:

*	10.1

Issuer Accelerated Share Repurchase Transaction Confirmation dated October 5, 2010, between Family Dollar Stores, Inc., and Wells Fargo Bank, N.A. (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010)

**	10.2

Summary of compensation arrangements of the Company’s named executive officers for fiscal 2011 (filed under Item 5.02 in the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2010)

**	10.3	Family Dollar Stores, Inc., 2006 Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on December 7, 2010)

(a) Exhibits filed herewith:

10.4

First Amendment dated as of November 17, 2010, to the Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc. and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015 and $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015

10.5

$400 Million Credit Agreement dated as of November 17, 2010, by and among Family Dollar Stores, Inc. as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto

10.6

Second Amendment dated as of November 17, 2010, to the Credit Agreement dated August 24, 2006, between the Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent, and various lenders named therein

	31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Confidential treatment has been granted with respect to certain information in this exhibit pursuant to a confidential treatment request
**	Exhibit represents a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: January 5, 2011	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer

Date: January 5, 2011	/s/ C. Martin Sowers
C. Martin Sowers
Senior Vice President – Finance