Form 10-Q
period 2011-02-26
FAMILY DOLLAR STORES INC
filed 2011-04-06
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 26, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2011
Common Stock, $0.10 par value	122,301,066 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	February 26, 2011	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$195,357	$382,754
Investment securities	242,400	120,325
Merchandise inventories	1,060,212	1,028,022
Deferred income taxes	65,271	66,102
Prepayments and other current assets	77,503	63,005

Total current assets	1,640,743	1,660,208

Property and equipment, net	1,146,782	1,111,966
Investment securities	142,664	147,108
Other assets	73,055	62,775

Total assets	$3,003,244	$2,982,057

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$16,200	$—
Accounts payable	602,806	676,975
Accrued liabilities	358,354	359,065
Income taxes	34,549	18,447

Total current liabilities	1,011,909	1,054,487

Long-term debt	532,294	250,000
Other liabilities	220,877	203,857
Deferred income taxes	48,360	52,159
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $1 par; authorized and unissued 500,000 shares
Common stock, $.10 par; authorized 600,000,000 shares; issued 147,231,268 shares at February 26, 2011, and 146,496,237 shares at August 28, 2010, and outstanding 122,928,927 shares at February 26, 2011, and 130,452,959 shares at August 28, 2010	14,723	14,650
Capital in excess of par	265,746	243,831
Retained earnings	1,821,566	1,665,646
Accumulated other comprehensive loss	(9,251)	(7,046)

	2,092,784	1,917,081

Less: common stock held in treasury, at cost (24,932,341 shares at February 26, 2011, and 16,043,278 shares at August 28, 2010)	902,980	495,527

Total shareholders’ equity	1,189,804	1,421,554

Total liabilities and shareholders’ equity	$3,003,244	$2,982,057

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	February 26, 2011	February 27, 2010
Net sales	$2,263,169	$2,090,230

Cost and expenses:
Cost of sales	1,455,802	1,349,399
Selling, general and administrative	607,002	559,480

Cost of sales and operating expenses	2,062,804	1,908,879

Operating profit	200,365	181,351

Interest income	422	269

Interest expense	4,582	3,368

Income before income taxes	196,205	178,252

Income taxes	73,025	66,043

Net income	$123,180	$112,209

Net income per common share — basic	$0.99	$0.82

Weighted average shares — basic	124,619	137,480

Net income per common share — diluted	$0.98	$0.81

Weighted average shares — diluted	125,701	138,142

Dividends declared per common share	$0.180	$0.155

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	First Half Ended
(in thousands, except per share amounts)	February 26, 2011	February 27, 2010
Net sales	$4,260,110	$3,913,136

Cost and expenses:
Cost of sales	2,733,178	2,514,083
Selling, general and administrative	1,204,985	1,108,031

Cost of sales and operating expenses	3,938,163	3,622,114

Operating profit	321,947	291,022

Interest income	809	664

Interest expense	8,100	6,703

Income before income taxes	314,656	284,983

Income taxes	117,161	105,153

Net income	$197,495	$179,830

Net income per common share — basic	$1.56	$1.30

Weighted average shares — basic	126,302	138,083

Net income per common share — diluted	$1.55	$1.30

Weighted average shares — diluted	127,421	138,707

Dividends declared per common share	$0.335	$0.290

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended
(in thousands)	February 26, 2011	February 27, 2010
Cash flows from operating activities:
Net income	$197,495	$179,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,937	84,368
Deferred income taxes	4,222	14,139
Excess tax benefits from stock-based compensation	(4,165)	(435)
Stock-based compensation	8,904	8,496
Loss on disposition of property and equipment, including impairment	3,455	4,875
Changes in operating assets and liabilities:
Merchandise inventories	(32,190)	58,492
Income tax refund receivable	—	8,618
Prepayments and other current assets	(14,497)	1,264
Other assets	(4,252)	(817)
Accounts payable and accrued liabilities	(55,079)	(60,543)
Income taxes	16,102	18,747
Other liabilities	15,439	(445)

	224,371	316,589

Cash flows from investing activities:
Purchases of investment securities	(296,299)	(37,006)
Sales of investment securities	174,827	5,300
Capital expenditures	(139,001)	(82,851)
Proceeds from dispositions of property and equipment	546	616

	(259,927)	(113,941)

Cash flows from financing activities:
Revolving credit facility borrowings	46,000	—
Repayment of revolving credit facility borrowings	(46,000)	—
Issuance of long-term debt	298,482	—
Payment of debt issuance costs	(6,585)	(651)
Repurchases of common stock	(407,998)	(166,002)
Change in cash overdrafts	(15,032)	55,792
Proceeds from exercise of employee stock options	14,909	8,890
Excess tax benefits from stock-based compensation	4,165	435
Payment of dividends	(39,782)	(37,419)

	(151,841)	(138,955)

Net change in cash and cash equivalents	(187,397)	63,693
Cash and cash equivalents at beginning of period	382,754	438,890

Cash and cash equivalents at end of period	$195,357	$502,583

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	General Information

In the opinion of management, the accompanying Unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 26, 2011; the results of operations for the second quarter and first half ended February 26, 2011 (“second quarter and first half of fiscal 2011”), and February 27, 2010 (“second quarter and first half of fiscal 2010”); and the cash flows for the first half of fiscal 2011 and first half of fiscal 2010. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010 (“fiscal 2010”).

The results of operations for the second quarter and first half of fiscal 2011 are not necessarily indicative of the results to be expected for the full year.

Certain adjustments and reclassifications of the amounts on the Consolidated Condensed Statements of Cash Flows for the first half of fiscal 2010 have been made to conform to the presentation for the first half of fiscal 2011. The adjustments and reclassifications are not material.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first half of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of February 26, 2011, and August 28, 2010, for items that are required to be measured at fair value on a recurring basis:

	February 26, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$130,947	$130,947	$—	$—
Investment securities:
Auction rate securities	142,664	—	—	142,664
Variable rate demand notes	191,974	191,974	—	—
Municipal debt securities	46,205	—	46,205	—
Corporate debt securities	2,009	—	2,009	—
Equity securities	2,212	2,212	—	—
Other assets:
Mutual funds(1)	14,976	14,976	—	—

	August 28, 2010
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$287,003	$287,003	$—	$—
Investment securities:
Auction rate securities	154,158	—	7,050	147,108
Variable rate demand notes	27,490	27,490	—	—
Municipal debt securities	44,224	—	44,224	—
Corporate debt securities	14,575	11,996	2,579	—
US government agency debt securities	25,017	25,017	—	—
Equity securities	1,969	1,969	—	—
Other assets:
Mutual funds(1)	11,402	11,402	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

During the second quarter of fiscal 2011, the Company re-evaluated its fair value hierarchy, specifically as it relates to a portion of its investment securities. Although the Company believes these investments trade in active markets and prices could be obtained for identical assets, the Company believed that the classification of these investments as Level 2 was more appropriate because these investments are valued by a third-party pricing service where matrix pricing is used. Additionally, the classification of Level 2 versus Level 1 does not indicate a change in fair value or deterioration in the market where these investments are traded; it is a classification change based only on how the fair values were derived for these assets. As a result, the Company has adjusted the classification of these investments where matrix pricing is used to Level 2 for all periods presented.

On a non-recurring basis, the Company adjusts certain property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the second quarter or first half of fiscal 2011.

Auction Rate Securities

The Company’s investment securities include student loan auction rate securities that are measured at fair value using Level 3 inputs. The auction rate securities are tax-exempt bonds that are collateralized by federally guaranteed student loans. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). The Company generally has the opportunity to sell its investments during such periodic auctions subject to the availability of buyers.

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted

for sale in the auction exceeds the number of purchase bids. As of February 26, 2011, all of the Company’s $157.3 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the underlying securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. During the second quarter and first half of fiscal 2011, the Company liquidated $1.2 million and $8.3 million, respectively, of auction rate securities at par as a result of issuer calls. As of February 26, 2011, the Company’s auction rate securities were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $14.6 million ($9.2 million, net of taxes) and $11.4 million ($7.2 million, net of taxes) with respect to these investments as of February 26, 2011, and August 28, 2010, respectively. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheets. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $5.7 million to $26.4 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment. The Company determined that there was no material other-than-temporary impairment as of February 26, 2011. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (80% AAA rated, 13% AA rated, and 7% A rated) and the securities had a weighted average parity ratio of 110% as of February 26, 2011.

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the second quarter and first half of fiscal 2011 and the second quarter and first half of fiscal 2010:

	Quarter Ended
(in thousands)	February 26, 2011	February 27, 2010
Beginning Balance	$145,064	$163,141
Net unrealized gains (losses) included in other comprehensive income	(1,225)	(1,479)
Sales	(1,175)	(150)
Transfers out of Level 3	—	(50)

Ending Balance	$142,664	$161,462

	First Half Ended
(in thousands)	February 26, 2011	February 27, 2010
Beginning Balance	$147,108	$163,545
Net unrealized gains (losses) included in other comprehensive income	(3,169)	267
Sales	(1,275)	(2,000)
Transfers out of Level 3	—	(350)

Ending Balance	$142,664	$161,462

Additional Fair Value Disclosures

The estimated fair value of the Company’s current and long-term debt was $569.7 million as of February 26, 2011, and $277.8 million as of August 28, 2010. The significant increase in the fair value is primarily due to the issuance of $300 million of senior unsecured notes on January 28, 2011, as discussed in Note 3 below. The fair value for these new notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. Because a portion of the Company’s debt was a private placement and there are no quoted prices in active markets, the fair value of that portion was determined through the use of a discounted cash flow analysis using Level 3 inputs. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s current and long-term debt was greater than the carrying value of the debt by $21.2 million as of February 26, 2011, and $27.8 million as of August 28, 2010.

3.	Current and Long-Term Debt

The Company’s current and long-term debt consisted of the following as of February 26, 2011, and August 28, 2010:

(in thousands)	February 26, 2011	August 28, 2010
5.24% Notes	$81,000	$81,000
5.41% Notes	169,000	169,000
5.00% Notes	298,494	—

	548,494	250,000
Less: current portion	16,200	—

Long-term portion	$532,294	$250,000

Notes

On January 28, 2011, the Company issued $300 million of 5.00% unsecured senior notes due February 1, 2021 (the “2021 Notes”), through a public offering. The Company’s proceeds were approximately $298.5 million and were net of an issuance discount of $1.5 million. In addition, the Company incurred issuance costs of approximately $3.3 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes. Interest on the 2021 Notes is payable semi-annually in arrears on the 1st day of February and August of each year, commencing on August 1, 2011. The 2021 Notes rank pari passu in right of payment with the Company’s other unsecured senior indebtedness and will be senior in right of payment to other subordinated indebtedness. The Company may redeem the 2021 Notes in whole at any time or in part from time to time, at the option of the Company, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 2021 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the 2015 Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 26, 2011, the Company was in compliance with all such covenants.

On November 17, 2010, the Company amended the 2015 Notes to remove the subsidiary co-borrower and all subsidiary guarantors, consistent with the credit facility changes noted below.

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

On November 17, 2010, the Company amended its existing five-year $350 million unsecured revolving credit facility maturing on August 24, 2011, and terminated its 364-day $250 million unsecured revolving credit facility maturing on December 15, 2010. The amendment of the five-year facility reduces the borrowing capacity from $350 million to $200 million and limits its usage to stand-by letters of credit only ($137.0 million as of February 26, 2011). The amendment also eliminates the Company’s ability to extend the facility beyond its current maturity date of August 24, 2011, and removes the subsidiary co-borrower and all subsidiary guarantors.

During the second quarter and first half of fiscal 2011, the Company borrowed $10.0 million and $46.0 million, respectively, under the credit facilities at a weighted-average rate of 4.2% and 1.3%, respectively. As of February 26, 2011, and August 28, 2010, the Company had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 26, 2011, the Company was in compliance with all such covenants.

4.	Stock Repurchases

On October 5, 2010, the Company entered into an accelerated share repurchase agreement with a large financial institution. In connection with the agreement, the Company made a prepayment of $250.0 million to the financial institution and immediately received 4.4 million shares (80% of the prepayment amount). The financial institution purchased shares of the Company’s common stock in the open market over an averaging period in order to cover its position with respect to shares it borrowed for the initial delivery and for any shares payable upon settlement. Upon settlement in the second quarter of fiscal 2011, another 0.9 million shares were delivered to the Company.

During the first half of fiscal 2011, the Company purchased 8.9 million shares of its common stock at a cost of $408.0 million, including the accelerated share repurchase agreement noted above. During the first half of fiscal 2010, the Company purchased 3.8 million shares of its common stock at a cost of $116.0 million.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 18, 2009, the Board of Directors authorized the Company to purchase up to $400 million of the Company’s outstanding common stock from time to time as market conditions warrant. On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock. The remaining amount under the previous authorization was cancelled. As of February 26, 2011, the Company had $349.8 million remaining under the new authorization.

There is no expiration date related to the above referenced authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.

5.	Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.4 million shares and 0.3 million shares for the quarter and first half ended February 26, 2011, respectively, and 0.7 million shares and 1.1 million shares for the quarter and first half ended February 27, 2010). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		First Half Ended
(in thousands, except per share amounts)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Basic Net Income Per Share:
Net income	$123,180	$112,209	$197,495	$179,830

Weighted average number of shares outstanding	124,619	137,480	126,302	138,083

Net income per common share — basic	$0.99	$0.82	$1.56	$1.30

Diluted Net Income Per Share:
Net income	$123,180	$112,209	$197,495	$179,830

Weighted average number of shares outstanding	124,619	137,480	126,302	138,083
Effect of dilutive securities — stock options	653	287	672	249
Effect of dilutive securities — performance share rights	429	375	447	375

Weighted average shares — diluted	125,701	138,142	127,421	138,707

Net income per common share — diluted	$0.98	$0.81	$1.55	$1.30

6.	Litigation

Since 2004, individuals who have held the position of Store Manager for the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying them as “exempt” employees who are not entitled to overtime compensation. The majority of the complaints in each action also request that the cases proceed as collective actions under the FLSA or as class actions under state laws and request recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. The Company currently has 24 such cases pending against it.

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

On July 9, 2009, the Court granted summary judgment against Irene Grace on the merits of her misclassification claim under the FLSA. The Company has filed summary judgment motions related to each of the remaining 42 plaintiffs in the Grace and Ward cases. The plaintiffs appealed certain rulings of the N.C. Federal Court to the United States Court of Appeals for the Fourth Circuit including the court’s summary judgment order against Irene Grace. On March 22, 2011, the Fourth Circuit affirmed the district court’s decision finding that Ms. Grace was exempt from overtime compensation under the FLSA. The Fourth Circuit did not address the class certification issue since Ms. Grace’s lawsuit would be dismissed on the merits.

Including Grace and Ward, a total of nineteen class and/or collective or single plaintiff misclassification cases are now pending before the N.C. Federal Court. The N.C. Federal Court has stayed all discovery in these cases pending the outcome of the Grace and Ward appeals. Presently, there are a total of 70 named plaintiffs and/or opt-ins in these cases.

The Company has been sued in five additional class action lawsuits alleging that Store Managers should be non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., alleging violations of the Missouri Minimum Wage Law, was originally filed on January 26, 2010, and is pending in the Circuit Court of Jackson County, Missouri. The parties have completed briefing on class certification and arguments on class certification will be held before the Circuit Court on April 29, 2011. Hegab v. Family Dollar Stores, Inc. was filed in the United States District Court for the District of New Jersey on March 3, 2011. Plaintiff seeks recovery for himself and allegedly similarly situated Store Managers under New Jersey law. Barker v. Family Dollar, Inc., alleging violations of the Kentucky Wages and Hours Law, was filed in Circuit Court in Jefferson County, Kentucky on February 17, 2010, and removed to the United States District Court for the Western District of Kentucky. On March 11, 2011, the district court denied the Company’s partial motion to dismiss the overtime claim under Kentucky law requesting more discovery on that claim. Youngblood, et al. v. Family Dollar Stores, Inc., Family Dollar, Inc., Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009, was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was subsequently transferred to the Southern District of New York and has been consolidated with Youngblood. Class certification briefing will be completed by May 4, 2011.

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

One putative state law class action has been filed on behalf of store Team Members who are paid on an hourly basis. McCauley et al. v. Family Dollar, Inc., was filed on April 27, 2010, in Circuit Court in Jefferson County, Kentucky, and was removed to the United States District Court for the Western District of Kentucky. The plaintiffs allege that they and a putative class of similarly situated store Team Members throughout Kentucky were required to work off the clock and without breaks in violation of the Kentucky Wages and Hours Law. The plaintiffs seek the value of their unpaid wages (off-the-clock time and statutory breaks), liquidated damages in an equal amount, attorney’s fees and costs, and pre- and post-judgment interest. On February 16, 2011, the Company sought dismissal of this matter. On March 23, 2011, The Court granted the Company’s dismissal without prejudice. The Company maintains strict policies prohibiting off-the-clock work and requiring employees to take all breaks required by applicable law.

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

On March 16, 2011, a purported class action complaint relating to the rejection of the proposal by Trian Group to acquire the Company and the adoption of a stockholders rights plan was filed in North Carolina State Court, Mecklenberg County, and later removed to the North Carolina Business Court, against our Board of Directors by Ronald Rothenberg, individually and on behalf of all of the Company’s stockholders other than defendants and their affiliates. The case is styled Ronald Rothenberg v. Howard Levine, et al., and alleges, among other allegations, that the Company’s directors breached their fiduciary duties by not agreeing to sell the Company and by adopting a stockholders rights plan. The complaint seeks various forms of relief, including damages and an order that the Board of Directors enter into negotiations to sell the Company to Trian Group and redeem or rescind the stockholders rights plan. The Company believes that the complaint is without merit and intends to vigorously defend against it.

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

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($0.3 million income tax benefit and $1.1 million income tax benefit for the second quarter and first half ended February 26, 2011, respectively, and $0.5 million income tax benefit and $0.0 million income tax benefit for the second quarter and first half ended February 27, 2010, respectively).

	Quarter Ended		First Half Ended
(in thousands)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net income	$123,180	$112,209	$197,495	$179,830

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	(460)	(878)	(1,908)	(35)
Other	(297)	—	(297)	—

Comprehensive income	$122,423	$111,331	$195,290	$179,795

8.	Segment Information

The Company operates a chain of more than 6,800 general merchandise retail discount stores in 44 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia. The foreign operations are not material. The Company manages the business on the basis of one operating segment and therefore has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended		First Half Ended
(in thousands)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Classes of similar Products:
Consumables	$1,406,969	$1,271,121	$2,762,422	$2,492,978
Home Products	328,633	318,910	581,669	554,207
Apparel and Accessories	218,887	214,358	411,699	396,657
Seasonal and Electronics	308,680	285,841	504,320	469,294

Net sales	$2,263,169	$2,090,230	$4,260,110	$3,913,136

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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

On March 2, 2011, the Company adopted a stockholders rights plan whereby the Board of Directors of the Company authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 2, 2011. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a price of $250.00 per unit, subject to adjustment. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. Subject to certain exceptions, the rights will separate from the shares of common stock and a distribution date will be deemed to occur on the earlier of (i) the 10th business day after a person or group becomes a beneficial owner of at least 10% of the Company’s outstanding common stock or (ii) the 10th business day after the date that a tender or exchange offer is launched that would, if completed, result in a person or group becomes a beneficial owner of at least 10% of the Company’s outstanding common stock. The rights will expire on March 2, 2012, unless exercised, redeemed or exchanged prior that time. The board may terminate the rights plan before the expiration date or extend the expiration date. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended February 26, 2011, and February 27, 2010 (“second quarter of fiscal 2011” and “second quarter of fiscal 2010”, respectively), and the twenty-six-week periods ended February 26, 2011, and February 27, 2010 (“first half of fiscal 2011” and “first half of fiscal 2010”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 28, 2010 (“fiscal 2010”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2010. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I - Item 1A of our Annual Report on Form 10-K for fiscal 2010.

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

During the first half of fiscal 2011, as compared with the first half of fiscal 2010, our net sales increased 8.9% to $4.3 billion, our net income increased 9.8% to $197.5 million, and our diluted net income per common share increased 19.2% to $1.55. Comparable store sales (stores open more than 13 months) for the first half of fiscal 2011 increased 6.0% compared with the first half of fiscal 2010.

During the second quarter of fiscal 2011, as compared with the second quarter of fiscal 2010, our net sales increased 8.3% to $2.3 billion, our net income increased 9.8% to $123.2 million, and our diluted net income per common share increased 21.0% to $0.98. Comparable store sales for the second quarter of fiscal 2011 increased 5.1% compared with the second quarter of fiscal 2010.

Our performance during the second quarter and first half of fiscal 2011 was driven primarily by our strong sales performance, particularly in the Consumables category. Many of the initiatives we launched over the past several years continue to deliver results as well, including the expansion of key consumable categories, improved store operating standards, and the expansion of our operating hours in fiscal 2010. During fiscal 2011, we remain focused on driving revenue growth and strengthening our value and convenience proposition through the acceleration of new store growth, our comprehensive store renovation program, enhanced marketing, and better merchandise in-stocks. Over the last several years, we have accelerated capability-building investments and increased our efforts to improve the in-store shopping experience, which has allowed for a successful launch of these programs.

During the first half of fiscal 2011, we opened 146 stores and closed 43 stores for a net addition of 103 stores, compared with the opening of 86 stores and closing of 52 stores for a net addition of 34 stores during the first half of fiscal 2010. During the second quarter of fiscal 2011, we opened 61 stores and closed 25 stores for a net addition of 36 stores, compared with the opening of 43 stores and closing of 19 stores for a net addition of 24 stores during the second quarter of fiscal 2010. We plan to open approximately 300 new stores during fiscal 2011, a 50% increase over fiscal 2010 openings.

Leveraging our concept renewal efforts, enhanced merchandising and supply chain capabilities, a refreshed store technology platform, and a better trained and more productive workforce, we have initiated a comprehensive store renovation program intended to re-energize the Family Dollar brand. During the second quarter and first half of fiscal 2011, we renovated 140 and 313 stores, respectively. We plan to renovate more than 800 stores by the end of fiscal 2011, at a projected cost of $100,000 to $130,000 per store. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams.

Results of Operations

Our results of operations for the second quarter and first half of fiscal 2011 and the second quarter and first half of fiscal 2010 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended		First Half Ended
(in thousands)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net sales	$2,263,169	$2,090,230	$4,260,110	$3,913,136

Cost and expenses:
Cost of sales	1,455,802	1,349,399	2,733,178	2,514,083
% of net sales	64.3%	64.6%	64.2%	64.2%
Selling, general and administrative	607,002	559,480	1,204,985	1,108,031
% of net sales	26.8%	26.8%	28.3%	28.3%

Cost of sales and operating expenses	2,062,804	1,908,879	3,938,163	3,622,114
% of net sales	91.1%	91.3%	92.4%	92.6%

Operating profit	200,365	181,351	321,947	291,022
% of net sales	8.9%	8.7%	7.6%	7.4%

Interest income	422	269	809	664
% of net sales	0.0%	0.0%	0.0%	0.0%

Interest expense	4,582	3,368	8,100	6,703
% of net sales	0.2%	0.2%	0.2%	0.2%

Income before income taxes	196,205	178,252	314,656	284,983
% of net sales	8.7%	8.5%	7.4%	7.3%

Income taxes	73,025	66,043	117,161	105,153
% of net sales	3.2%	3.2%	2.8%	2.7%

Net Income	$123,180	$112,209	$197,495	$179,830
% of net sales	5.4%	5.4%	4.6%	4.6%

Second Quarter Results

Net Sales

Net sales increased 8.3% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The net sales increase in the second quarter of fiscal 2011 reflects an increase in comparable store sales of 5.1%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The 5.1% increase in comparable store sales in the second quarter of fiscal 2011 resulted primarily from an increase in customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction increased slightly over the second quarter of fiscal 2010. Sales during the second quarter of fiscal 2011, on a comparable store basis, were strongest in the Consumables and Seasonal and Electronics categories.

The average number of stores in operation during the second quarter of fiscal 2011 was 2.8% higher than the average number of stores in operation during the second quarter of fiscal 2010. We had 6,888 stores in operation at the end of the second quarter of fiscal 2011 compared with 6,689 stores in operation at the end of the second quarter of fiscal 2010, representing an increase of 3.0%. As of February 26, 2011, we had, in the aggregate, approximately 49.0 million square feet of selling space compared to 47.5 million as of February 27, 2010.

Cost of Sales

Cost of sales increased 7.9% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.3% in the second quarter of fiscal 2011 and 64.6% in the second quarter of fiscal 2010. The decrease in cost of sales, as a percentage of net sales, was due primarily to lower inventory shrinkage, partially offset by an increase in freight expense. We believe that inventory shrinkage benefited from continued workforce stabilization in our stores and improved analytics and monitoring processes while freight costs were negatively impacted by higher diesel costs. The impact of stronger sales of lower margin consumables was offset by the effect of higher purchase markups in many categories. We continue to focus on improving our purchase mark-ups through our price management work, the continued development of our private label offering, and our global sourcing efforts.

Selling, General and Administrative Expenses

SG&A expenses increased 8.5% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 26.8% in both the second quarter of fiscal 2011 and fiscal 2010. Many costs in the second quarter of fiscal 2011, including occupancy costs (approximately 0.3% of net sales), were leveraged as a result of a 5.1% increase in comparable store sales and continued productivity improvements, which more than offset an increase in store payroll expense (approximately 0.3% of net sales) and increased insurance expense (approximately 0.4% of net sales). The increase in store payroll expense was due primarily to the expansion of our store operating hours and store renovation program. While we continue to be pleased with our workers’ compensation and general liability trends, significant reductions in workers’ compensation and general liability costs in the prior year led to a year-over-year increase in insurance expense.

Interest Income

The change in interest income in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was not material.

Interest Expense

On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021 (the “2021 Notes”). During the second quarter of fiscal 2011, we incurred $1.2 million in interest expense related to the 2021 Notes. We did not incur any interest expense during the second quarter of fiscal 2010 related to the 2021 Notes.

Income Taxes

The effective tax rate was 37.2% for the second quarter of fiscal 2011 compared with 37.1% for the second quarter of fiscal 2010. The increase in effective tax rate was due primarily to an increase in state income taxes offset slightly by higher tax exempt interest income and changes in our liabilities for uncertain tax positions.

Year-to-date Results

Net Sales

Net sales increased 8.9% in the first half of fiscal 2011 compared to the first half of fiscal 2010. The net sales increase in the first half of fiscal 2011 reflects an increase in comparable store sales of 6.0%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program.

The 6.0% increase in comparable store sales in the first half of fiscal 2011 resulted primarily from an increase in customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction increased slightly over the first half of fiscal 2010. Sales during the first half of fiscal 2011, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the first half of fiscal 2011 was 2.6% higher than the average number of stores in operation during the first half of fiscal 2010.

Cost of Sales

Cost of sales increased 8.7% in the first half of fiscal 2011 compared to the first half of fiscal 2010. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.2% in both the first half of fiscal 2011 and fiscal 2010. Cost of sales, as a percentage of net sales, was positively impacted by lower inventory shrinkage, offset by an increase in freight expense and the impact of stronger sales of lower margin consumables merchandise. We believe that inventory shrinkage benefited from continued workforce stabilization in our stores and improved analytics and monitoring processes. Freight costs were negatively impacted by higher diesel costs. The impact of stronger sales of lower margin consumables was partially offset by the effect of higher purchase markups on many categories. We continue to focus on improving our purchase mark-ups through our price management work, the continued development of our private label offering, and our global sourcing efforts.

Selling, General and Administrative Expenses

SG&A expenses increased 8.8% in the first half of fiscal 2011 compared to the first half of fiscal 2010. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.3% in both the first half of fiscal 2011 and fiscal 2010. Many costs in the first half of fiscal 2011, including occupancy costs (approximately 0.3% of net sales), were leveraged as a result of a 6.0% increase in comparable store sales and continued productivity improvements, which more than offset an increase in store payroll expense (approximately 0.3% of net sales) and increased insurance expense (approximately 0.2% of net sales). The increase in store payroll expense was due primarily to the expansion of our store operating hours and store renovation program. While we continue to be pleased with our workers’ compensation and general liability trends, significant reductions in workers’ compensation and general liability costs in the prior year led to a year-over-year increase in insurance expense.

Interest Income

The change in interest income in the first half of fiscal 2011 compared to the first half of fiscal 2010 was not material.

Interest Expense

On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021. During the first half of fiscal 2011, we incurred $1.2 million in interest expense related to the 2021 Notes. We did not incur any interest expense during the first half of fiscal 2010 related to the 2021 Notes.

Income Taxes

The effective tax rate was 37.2% for the first half of fiscal 2011 compared with 36.9% for the first half of fiscal 2010. The increase in the effective tax rate was due primarily to an increase in state income taxes and a decrease in federal jobs tax credits, offset partially by changes in our liabilities for uncertain tax positions.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position, and our operating cash flows are generally sufficient to fund our regular operating needs, share repurchases, capital expenditure program, cash dividend payments, and interest payments. Cash provided by operating activities during the first half of fiscal 2011 was $224.4 million, compared to $316.6 million in the first half of fiscal 2010. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

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

On November 17, 2010, we also amended our existing five-year $350 million unsecured revolving credit facility maturing on August 24, 2011, and terminated our 364-day $250 million unsecured revolving credit facility maturing on December 15, 2010. The amendment of the five-year facility reduces the borrowing capacity from $350 million to $200 million and limits its usage to stand-by letters of credit only ($137.0 million as of February 26, 2011). The amendment also eliminates our ability to extend the facility beyond its current maturity date of August 24, 2011, and removes all subsidiary co-borrowers and guarantors.

During the first half of fiscal 2011, we borrowed $46.0 million under the credit facilities at a weighted-average rate of 1.3%. As of February 26, 2011, we had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 26, 2011, we were in compliance with all such covenants.

Notes

On January 28, 2011, we issued $300 million of 5.00% unsecured senior notes due February 1, 2021 (the “2021 Notes”), through a public offering. Our proceeds were approximately $298.5 million and were net of an issuance discount of $1.5 million. In addition, we incurred issuance costs of approximately $3.3 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes. Interest on the 2021 Notes is payable semi-annually in arrears on the 1st day of February and August of each year, commencing on August 1, 2011. The 2021 Notes rank pari passu in right of payment with our other unsecured senior indebtedness and will be senior in right of payment to any subordinated indebtedness. We may redeem the 2021 Notes in whole at any time or in part from time to time, at our option, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the 2021 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The proceeds of the issuance are available to fund our $750 million share repurchase program and for general corporate purposes.

On September 27, 2005, we obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the 2015 Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 26, 2011, we were in compliance with all such covenants.

On November 17, 2010, we amended the 2015 Notes to remove the subsidiary co-borrower and all subsidiary guarantors, consistent with the credit facility changes noted above.

Other Considerations

Our merchandise inventories at the end of the first half of fiscal 2011 were $1,060.2 million, as compared to $935.3 million at the end of the first half of fiscal 2010, an increase of 13.4%. Inventory per store at the end of the first half of fiscal 2011 was approximately 10.1% higher than inventory per store at the end of the first half of fiscal 2010. The increases in inventory were driven primarily by an increased focus on improving the in-stock levels in our stores and the investments we are making to support the expansion of our consumable merchandise assortments, including our comprehensive store renovation program.

Capital expenditures for the first half of fiscal 2011 were $139.0 million compared with $82.9 million for the first half of fiscal 2010. The increase in capital expenditures during the first half of fiscal 2011 was due primarily to the investments we are making related to our comprehensive store renovation program and new store growth. We also purchased more of our existing stores from our landlords during the first half of fiscal 2011 as compared to the first half of fiscal 2010. Capital expenditures for fiscal 2011 are expected to be between $300 and $350 million and relate primarily to the investments we are making to drive revenue growth, including the acceleration of our new store growth and the launch of our comprehensive store renovation program. The remaining expected expenditures relate primarily to technology-related projects and costs to begin construction of our tenth distribution center.

In the first half of fiscal 2011, we opened 146 stores, closed 43 stores, relocated 8 stores, expanded 8 stores, and renovated 313 stores. The renovations are part of a comprehensive store renovation program intended to re-energize the Family Dollar brand. During fiscal 2011, we plan to renovate more than 800 stores. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams. We occupy most of our stores under operating leases. Store opening, closing, relocation, expansion, and renovation plans, as well as overall capital expenditure plans, are continually reviewed and may change.

On November 18, 2009, we announced that the Board of Directors authorized the purchase of up to $400 million of our outstanding common stock from time to time as market conditions warrant. On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of our outstanding common stock. The remaining amount under the previous authorization was cancelled. During the first half of fiscal 2011, we purchased 8.9 million shares of our common stock at a cost of $408.0 million, including the accelerated share repurchase agreement we entered into during the first quarter of fiscal 2011. During the first half of fiscal 2010, we purchased 3.8 million shares at a cost of $116.0 million. See Note 4 to the Consolidated Condensed Financial Statements in this Report for more information on our share repurchases. As of February 26, 2011, we had outstanding authorizations to purchase a total of $349.8 million of our common stock.

The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of February 26, 2011, these cash and cash equivalents and investment securities balances were $27.4 million and $95.3 million, respectively.

Cash Flows From Operating Activities

Cash provided by operating activities decreased $92.2 million during the first half of fiscal 2011 as compared to the first half of fiscal 2010. The decrease was due primarily to an increase in merchandise inventories in the current year as noted above as well as increases in prepayments and other current assets, offset partially by higher net income and changes in other liabilities, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first half of fiscal 2011, we had a cash outflow of $259.9 million compared to a cash outflow of $113.9 million in the first half of fiscal 2010. The change was due primarily to a net increase in purchases of investment securities during the first half of fiscal 2011 related to the proceeds of the issuance of $300 million of senior notes during the second quarter of 2011. Additionally, during the first half of fiscal 2011, we had capital expenditures totaling $139.0 million, compared to $82.9 million in the first half of fiscal 2010 as a result of accelerating our new store growth and continuing to execute our comprehensive store renovation program.

Cash Flows From Financing Activities

During the first half of fiscal 2011, we had a cash outflow from financing activities of $151.8 million compared to a cash outflow of $139.0 million during the first half of fiscal 2010. During the first half of fiscal 2011, we issued $300 million of 5.00% unsecured senior notes, creating a significant cash inflow from financing activities as compared to the first half of fiscal 2010. This cash inflow was offset by increased share repurchases of $242.0 million in the first half of fiscal 2011 as compared to the first half of fiscal 2010. We purchased $408.0 million of our common stock during the first half of fiscal 2011 compared to $166.0 million in the first half of fiscal 2010.

Contractual Obligations

The Company presented its contractual obligations in its Annual Report on Form 10-K for the fiscal year ended August 28, 2010. Except as discussed below, there have been no significant changes in those obligations during the second quarter or first half of fiscal 2011.

During the quarter ended February 26, 2011 the Company issued $300 million of 5.00% senior notes due February 1, 2021. The additional commitments related to the 2021 Notes are as follows:

	Payments Due During the Period Ending
(in thousands) Contractual Obligations	Total	August 2011	August 2012	August 2013	August 2014	August 2015	Thereafter
Long-term debt	$300,000	$—	$—	$—	$—	$—	$300,000
Interest	150,000	7,500	15,000	15,000	15,000	15,000	82,500

Total	$450,000	$7,500	$15,000	$15,000	$15,000	$15,000	$382,500

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first half of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first half of fiscal 2011 and the first half of fiscal 2010, we did not incur any material interest expense related to our credit facilities. Our $548.5 million of current and long-term debt bears interest at fixed rates ranging from 5.00% to 5.41%.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of February 26, 2011, we had a $14.6 million unrealized loss ($9.2 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, repurchases by the broker dealers, or upon maturity of the underlying security. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of February 26, 2011. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 26, 2011.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information in Note 6 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for fiscal 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended February 26, 2011, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1) (3)
December (11/28/10 - 1/1/11)	—	$—	—	10,058,338
January (1/2/11 - 1/29/11)	3,809,943	44.56	3,809,943	8,733,818
February (1/30/11 - 2/26/11)	500,000	42.45	500,000	6,920,975

Total	4,309,943	$44.32	4,309,943	6,920,975

(1)

On November 18, 2009, we announced that the Board of Directors authorized the purchase of up to $400 million of our outstanding common stock from time to time as market conditions warrant. On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of our outstanding common stock. The remaining amount under the previous authorization was cancelled. There was $349.8 million remaining under the new authorization as of February 26, 2011.

(2)

The total number of shares purchased includes 0.9 million shares related to the final settlement of the accelerated share repurchase agreement initiated in the first quarter of fiscal 2011. See Note 4 to the Consolidated Condensed Financial Statements included in this Report for more information on our share repurchases.

(3)	Remaining dollar amounts under the authorization are converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.  Exhibits

(a) Exhibits incorporated by reference:

3.2	Bylaws of Family Dollar Stores, Inc., as amended through March 2, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

4.1

Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

4.2

First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of January 28, 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

4.3	Form of Global Note 5.00% Senior Note due 2021 (included as part of Exhibit 4.2 above) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011)

(b) Exhibits filed herewith:

3.1	Certificate of Designation Preferences, and Rights of Series A Junior Participating Preferred Stock

4.4	Indenture between Family Dollar Stores, Inc. and U.S. Bank National Association, as trustee, dated as of January 28, 2011

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended February 26, 2011, filed on April 6, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: April 6, 2011	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)