Form 10-Q
period 2011-05-28
FAMILY DOLLAR STORES INC
filed 2011-07-06
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 28, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 23, 2011
Common Stock, $0.10 par value	120,241,598 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	May 28, 2011	August 28, 2010
Assets
Current assets:
Cash and cash equivalents	$167,428	$382,754
Investment securities	190,827	120,325
Merchandise inventories	1,134,403	1,028,022
Deferred income taxes	66,696	66,102
Prepayments and other current assets	74,532	63,005

Total current assets	1,633,886	1,660,208

Property and equipment, net	1,190,715	1,111,966
Investment securities	106,923	147,108
Other assets	71,228	62,775

Total assets	$3,002,752	$2,982,057

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$16,200	$—
Accounts payable	604,308	676,975
Accrued liabilities	347,583	359,065
Income taxes	35,826	18,447

Total current liabilities	1,003,917	1,054,487

Long-term debt	532,332	250,000
Other liabilities	220,243	203,857
Deferred income taxes	64,013	52,159
Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $1 par; authorized 500,000 shares; 0 shares issued and outstanding
Common stock, $.10 par; authorized 600,000,000 shares; issued 147,300,634 shares at May 28, 2011, and 146,496,237 shares at August 28, 2010, and outstanding 120,358,785 shares at May 28, 2011, and 130,452,959 shares at August 28, 2010	14,730	14,650
Capital in excess of par	270,547	243,831
Retained earnings	1,911,023	1,665,646
Accumulated other comprehensive loss	(6,558)	(7,046)

	2,189,742	1,917,081

Less: common stock held in treasury, at cost (26,941,849 shares at May 28, 2011, and 16,043,278 shares at August 28, 2010)	1,007,495	495,527

Total shareholders’ equity	1,182,247	1,421,554

Total liabilities and shareholders’ equity	$3,002,752	$2,982,057

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	May 28, 2011	May 29, 2010
Net sales	$2,153,395	$1,996,989

Cost and expenses:
Cost of sales	1,373,639	1,266,761
Selling, general and administrative	595,403	560,165

Cost of sales and operating expenses	1,969,042	1,826,926

Operating profit	184,353	170,063

Interest income	455	432

Interest expense	7,144	3,297

Income before income taxes	177,664	167,198

Income taxes	66,563	62,847

Net income	$111,101	$104,351

Net income per common share — basic	$0.91	$0.77

Weighted average shares — basic	121,546	134,766

Net income per common share — diluted	$0.91	$0.77

Weighted average shares — diluted	122,656	135,789

Dividends declared per common share	$0.180	$0.155

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Quarters Ended
(in thousands, except per share amounts)	May 28, 2011	May 29, 2010
Net sales	$6,413,505	$5,910,125

Cost and expenses:
Cost of sales	4,106,817	3,780,844
Selling, general and administrative	1,800,388	1,668,196

Cost of sales and operating expenses	5,907,205	5,449,040

Operating profit	506,300	461,085

Interest income	1,264	1,096

Interest expense	15,244	10,000

Income before income taxes	492,320	452,181

Income taxes	183,724	168,000

Net income	$308,596	$284,181

Net income per common share — basic	$2.47	$2.07

Weighted average shares — basic	124,716	136,977

Net income per common share — diluted	$2.45	$2.06

Weighted average shares — diluted	125,833	137,734

Dividends declared per common share	$0.515	$0.445

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
(in thousands)	May 28, 2011	May 29, 2010
Cash flows from operating activities:
Net income	$308,596	$284,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,026	128,120
Deferred income taxes	18,031	11,333
Excess tax benefits from stock-based compensation	(4,641)	(1,566)
Stock-based compensation	11,369	11,565
Loss on disposition of property and equipment, including impairment	5,674	5,115
Changes in operating assets and liabilities:
Merchandise inventories	(106,381)	7,736
Income tax refund receivable	—	8,618
Prepayments and other current assets	(11,514)	5,653
Other assets	(2,723)	(1,650)
Accounts payable and accrued liabilities	(77,277)	(110,201)
Income taxes	17,379	31,364
Other liabilities	13,949	(5,829)

	307,488	374,439

Cash flows from investing activities:
Purchases of investment securities	(338,482)	(100,642)
Sales of investment securities	308,470	17,506
Capital expenditures	(230,302)	(136,362)
Proceeds from dispositions of property and equipment	812	1,031

	(259,502)	(218,467)

Cash flows from financing activities:
Revolving credit facility borrowings	46,000	—
Repayment of revolving credit facility borrowings	(46,000)	—
Issuance of long-term debt	298,482	—
Payment of debt issuance costs	(6,585)	(651)
Repurchases of common stock	(512,513)	(271,680)
Change in cash overdrafts	(2,321)	58,837
Proceeds from exercise of employee stock options	16,780	19,015
Excess tax benefits from stock-based compensation	4,641	1,566
Payment of dividends	(61,796)	(58,354)

	(263,312)	(251,267)

Net change in cash and cash equivalents	(215,326)	(95,295)
Cash and cash equivalents at beginning of period	382,754	438,890

Cash and cash equivalents at end of period	$167,428	$343,595

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	General Information

In the opinion of management, the accompanying Unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 28, 2011; the results of operations for the third quarter and first three quarters ended May 28, 2011 (“third quarter and first three quarters of fiscal 2011”), and May 29, 2010 (“third quarter and first three quarters of fiscal 2010”); and the cash flows for the first three quarters of fiscal 2011 and first three quarters of fiscal 2010. For further information, refer to the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010 (“fiscal 2010”).

The results of operations for the third quarter and first three quarters of fiscal 2011 are not necessarily indicative of the results to be expected for the full year.

Certain adjustments and reclassifications of the amounts on the Consolidated Condensed Statements of Cash Flows for the first three quarters of fiscal 2010 have been made to conform to the presentation for the first three quarters of fiscal 2011. The adjustments and reclassifications are not material.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first three quarters of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of May 28, 2011, and August 28, 2010, for items that are required to be measured at fair value on a recurring basis:

	May 28, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$101,612	$101,612	$—	$—
Investment securities:
Auction rate securities	107,423	—	500	106,923
Variable rate demand notes	141,718	141,718	—	—
Municipal debt securities	44,793	—	44,793	—
Corporate debt securities	1,995	—	1,995	—
Equity securities	1,821	1,821	—	—

Other assets:
Mutual funds(1)	15,796	15,796	—	—

	August 28, 2010
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$287,003	$287,003	$—	$—
Investment securities:
Auction rate securities	154,158	—	7,050	147,108
Variable rate demand notes	27,490	27,490	—	—
Municipal debt securities	44,224	—	44,224	—
Corporate debt securities	14,575	11,996	2,579	—
US government agency debt securities	25,017	25,017	—	—
Equity securities	1,969	1,969	—	—

Other assets:
Mutual funds(1)	11,402	11,402	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

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

On a non-recurring basis, the Company adjusts certain property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the third quarter or first three quarters of fiscal 2011.

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

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of May 28, 2011, all of the Company’s $117.5 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the underlying securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. During the third quarter and first three quarters of fiscal 2011, the Company liquidated $39.8 million and $48.1 million, respectively, of auction rate securities at par as a result of issuer calls. As of May 28, 2011, substantially all of the Company’s auction rate securities were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $10.1 million ($6.3 million, net of taxes) and $11.4 million ($7.2 million, net of taxes) with respect to these investments as of May 28, 2011, and August 28, 2010, respectively. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheets. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $4.0 million to $18.1 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment. The Company determined that there was no other-than-temporary impairment as of May 28, 2011. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (95% AAA rated and 5% A rated), and the securities had a weighted average parity ratio of 109% as of May 28, 2011.

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the third quarter and first three quarters of fiscal 2011, and the third quarter and first three quarters of fiscal 2010:

	Quarter Ended
(in thousands)	May 28, 2011	May 29, 2010
Beginning Balance	$142,664	$161,462
Net unrealized gains (losses) included in other comprehensive income	4,559	1,185
Sales	(39,800)	(600)
Transfers out of Level 3	(500)	(10,150)

Ending Balance	$106,923	$151,897

	Three Quarters Ended
(in thousands)	May 28, 2011	May 29, 2010
Beginning Balance	$147,108	$163,545
Net unrealized gains (losses) included in other comprehensive income	1,390	1,452
Sales	(41,075)	(2,950)
Transfers out of Level 3	(500)	(10,150)

Ending Balance	$106,923	$151,897

Additional Fair Value Disclosures

The estimated fair value of the Company’s current and long-term debt was $569.1 million as of May 28, 2011, and $277.8 million as of August 28, 2010. The significant increase in the fair value is primarily due to the issuance of $300 million par value of senior unsecured notes on January 28, 2011, as discussed in Note 3 below. The fair value for these new notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. Because a portion of the Company’s debt was a private placement and there are no quoted prices in active markets, the fair value of that portion was determined through the use of a discounted cash flow analysis using Level 3 inputs. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s current and long-term debt was greater than the carrying value of the debt by $20.6 million as of May 28, 2011, and $27.8 million as of August 28, 2010.

3.	Current and Long-Term Debt

The Company’s current and long-term debt consisted of the following as of May 28, 2011, and August 28, 2010:

(in thousands)	May 28, 2011	August 28, 2010
5.24% Notes due September 27, 2015	$81,000	$81,000
5.41% Notes due September 27, 2015	169,000	169,000
5.00% Notes due February 1, 2021	298,532	—

	548,532	250,000
Less: current portion	16,200	—

Long-term portion	$532,332	$250,000

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

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the 2015 Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 28, 2011, the Company was in compliance with all such covenants.

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

On November 17, 2010, the Company amended its existing five-year $350 million unsecured revolving credit facility maturing on August 24, 2011, and terminated its 364-day $250 million unsecured revolving credit facility maturing on December 15, 2010. The amendment of the five-year facility reduces the borrowing capacity from $350 million to $200 million and limits its usage to stand-by letters of credit only ($138.0 million as of May 28, 2011). The amendment also eliminates the Company’s ability to extend the facility beyond its current maturity date of August 24, 2011, and removes the subsidiary co-borrower and all subsidiary guarantors.

There were no borrowings under the credit facilities during the third quarter of fiscal 2011. During the first three quarters of fiscal 2011, the Company borrowed $46.0 million under the credit facilities at a weighted-average interest rate of 1.3%. As of May 28, 2011, and August 28, 2010, the Company had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 28, 2011, the Company was in compliance with all such covenants.

4.	Shareholders’ Equity

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

During the first three quarters of fiscal 2011, the Company purchased 10.9 million shares of its common stock at a cost of $512.5 million, including the accelerated share repurchase agreement noted above. During the first three quarters of fiscal 2010, the Company purchased 5.3 million shares of its common stock in the open market at a cost of $171.7 million. Additionally, in the first three quarters of fiscal 2010, the Company entered into two structured repurchase agreements with large financial institutions, which included prepayments totaling $100.0 million. The prepayments were recorded as treasury stock on the Consolidated Condensed Balance Sheet upon payment, however, only the shares physically delivered to the Company as of May 29, 2010, were used to adjust the Company’s common shares outstanding and earnings per share calculations. During the first three quarters of fiscal 2010, the Company received 1.4 million shares at a cost of $50.0 million in connection with one of the agreements and had $50.0 million of prepayments still outstanding under the other agreement with no shares physically delivered.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 18, 2009, the Board of Directors authorized the Company to purchase up to $400 million of the Company’s outstanding common stock from time to time as market conditions warrant. On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock. The remaining amount under the previous authorization was cancelled. As of May 28, 2011, the Company had $245.3 million remaining under the new authorization.

There is no expiration date related to the above referenced authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.

Stockholders’ Rights Plan

On March 2, 2011, the Company adopted a stockholders’ rights plan whereby the Board of Directors of the Company authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 2, 2011. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a price of $250.00 per unit, subject to adjustment. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. Subject to certain exceptions, the rights will separate from the shares of common stock and a distribution date will be deemed to occur on the earlier of (i) the 10th business day after a person or group becomes a beneficial owner of at least 10% of the Company’s outstanding common stock or (ii) the 10th business day after the date that a tender or exchange offer is launched that would, if completed, result in a person or group becoming a beneficial owner of at least 10% of the Company’s outstanding common stock. Upon such an event, each holder of a right, other than the person or group becoming a beneficial owner of at least 10% of the Company’s outstanding common stock, will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right. The Company may redeem the rights in whole at a price of $0.001 per right. The rights will expire on March 2, 2012, unless exercised, redeemed or exchanged prior to that time. The board may terminate the rights plan before the expiration date or extend the expiration date. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

5.	Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.4 million shares and 0.3 million shares for the third quarter and first three quarters ended May 28, 2011, respectively, and 0.1 million shares and 0.7 million shares for the third quarter and first three quarters ended May 29, 2010). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Basic Net Income Per Share:
Net income	$111,101	$104,351	$308,596	$284,181

Weighted average number of shares outstanding	121,546	134,766	124,716	136,977

Net income per common share — basic	$0.91	$0.77	$2.47	$2.07

Diluted Net Income Per Share:
Net income	$111,101	$104,351	$308,596	$284,181

Weighted average number of shares outstanding	121,546	134,766	124,716	136,977
Effect of dilutive securities — stock options	688	558	678	352
Effect of dilutive securities — performance share rights	422	465	439	405

Weighted average shares — diluted	122,656	135,789	125,833	137,734

Net income per common share — diluted	$0.91	$0.77	$2.45	$2.06

6.	Litigation

Since 2004, certain individuals who held the position of Store Manager for the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying them as “exempt” employees who are not entitled to overtime compensation. The majority of the complaints in each action also request that the cases proceed as collective actions under the FLSA or as class actions under state laws and request recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. The Company currently has 24 such cases pending against it.

Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc. are both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the N.C. Federal Court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases are proceeding as 43 individual plaintiff cases.

On July 9, 2009, the N.C. Federal Court granted summary judgment against Irene Grace on the merits of her misclassification claim under the FLSA. The Company has filed summary judgment motions related to each of the remaining 42 plaintiffs in the Grace and Ward cases. The plaintiffs appealed certain rulings of the N.C. Federal Court to the United States Court of Appeals for the Fourth Circuit including the court’s summary judgment order against Irene Grace. On March 22, 2011, the Fourth Circuit affirmed the district court’s decision finding that Ms. Grace was exempt from overtime compensation under the FLSA. The Fourth Circuit did not address the class certification issue in the Grace and Ward cases since Ms. Grace’s lawsuit would be dismissed on the merits.

Including Grace and Ward, a total of 19 class and/or collective or single plaintiff misclassification cases are now pending before the N.C. Federal Court. The N.C. Federal Court stayed all discovery in these cases pending the outcome of the Grace and Ward appeals. The stay will be lifted on or about July 1, 2011, and discovery will continue. Presently, there are a total of 41 named plaintiffs and intervenors in the Grace and Ward cases, and 80 named plaintiffs and/or opt-ins in the remaining cases, for which the court has not decided the class certification issue.

The Company has been sued in five additional class action lawsuits alleging that Store Managers should be non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., alleging violations of the Missouri Minimum Wage Law, was originally filed on January 26, 2010, and is pending in the Circuit Court of Jackson County, Missouri. The parties have completed briefing on class certification and arguments on class certification were held before the Circuit Court on April 29, 2011. On May 10, 2011, the Circuit Court certified the class under the Missouri Minimum Wage Law and common law. On May 20, 2011, the Company petitioned the Appellate Court for an interlocutory appeal of the Circuit Court’s decision certifying the class. The Appellate Court denied that petition on June 10, 2011. The Company is evaluating further appeal. Hegab v. Family Dollar Stores, Inc., , was filed in the United States District Court for the District of New Jersey on March 3, 2011. Plaintiff seeks recovery for himself and allegedly similarly situated Store Managers under New Jersey law. The Company has sought a stay of the Hegab proceedings and is awaiting a decision from the district court. Barker v. Family Dollar, Inc., alleging violations of the Kentucky Wages and Hours Law, was filed in Circuit Court in Jefferson County, Kentucky on February 17, 2010, and removed to the United States District Court for the Western District of Kentucky. On March 11, 2011, the district court denied the Company’s partial motion to dismiss the overtime claim under Kentucky law and requested more discovery on that claim. The parties will be conducting that and other pre-certification discovery through December 2011. Youngblood, et al. v. Family Dollar Stores, Inc., Family Dollar, Inc., Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009, was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was subsequently transferred to the Southern District of New York and has been consolidated with Youngblood. Class certification briefing has been completed and the court’s decision is pending.

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

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama, captioned Scott, et al. v. Family Dollar Stores, Inc., alleging discriminatory pay practices with respect to the Company’s female Store Managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female Store Managers. The plaintiffs seek recovery of compensatory and punitive money damages, recovery of attorneys’ fees and equitable relief. The case has been transferred to the N.C. Federal Court. Presently, there are 48 named plaintiffs in the Scott case, with no additional opt-ins. The court has stayed the action to provide the parties with an opportunity to discuss a potential settlement of the litigation.

At this time, it is not possible to predict whether the N.C. Federal Court ultimately will permit the Scott action to proceed collectively under the Equal Pay Act or as a class under Title VII of the Civil Rights Act. Although the Company intends to vigorously defend the action, no assurances can be given that it will be successful in the defense on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims raised in this action. For these reasons, the Company is unable to estimate any potential loss or range of loss; however, if the Company is not successful in defending this action, its resolution could have a material adverse effect on the Company’s financial statements as a whole. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any resolution of some or all of the plaintiffs’ claims.

On March 16, 2011, Ronald Rothenberg v. Howard Levine, et al,. a purported class action complaint relating to the rejection of a proposal by Trian Group to acquire the Company and the adoption of a stockholders’ rights plan was filed in North Carolina State Court, Mecklenburg County, and later removed to the North Carolina Business Court, against the Company’s Board of Directors by Ronald Rothenberg, individually and on behalf of all of the Company’s stockholders other than defendants and their affiliates. The plaintiffs allege, among other allegations, that the Company’s directors breached their fiduciary duties by not agreeing to sell the Company and by adopting a stockholders’ rights plan. The complaint seeks various forms of relief, including damages and an order that the Board of Directors enter into negotiations to sell the Company to Trian Group and redeem or rescind the stockholders rights plan. The Company believes that the complaint is without merit and intends to vigorously defend against it.

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

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($1.6 million income tax benefit and $0.5 million income tax benefit for the third quarter and first three quarters ended May 28, 2011, respectively, and $0.4 million income tax expense for both the quarter and first three quarters ended May 29, 2010, respectively).

	Quarter Ended		Three Quarters Ended
(in thousands)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net income	$111,101	$104,351	$308,596	$284,181
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	2,674	649	765	614
Other	19	—	(277)	—

Comprehensive income	$113,794	$105,000	$309,084	$284,795

8.	Segment Information

The Company operates a chain of more than 6,900 general merchandise retail discount stores in 44 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia. The foreign operations are not material. The Company manages the business on the basis of one operating segment and therefore has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended		Three Quarters Ended
(in thousands)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Classes of similar Products:
Consumables	$1,448,655	$1,309,763	$4,211,078	$3,802,741
Home Products	275,048	254,165	856,717	808,372
Apparel and Accessories	224,242	226,690	635,940	623,347
Seasonal and Electronics	205,450	206,371	709,770	675,665

Net sales	$2,153,395	$1,996,989	$6,413,505	$5,910,125

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended May 28, 2011, and May 28, 2010 (“third quarter of fiscal 2011” and “third quarter of fiscal 2010”, respectively), and the thirty-nine-week periods ended May 28, 2011, and May 29, 2010 (“first three quarters of fiscal 2011” and “first three quarters of fiscal 2010”, respectively). This discussion should be read in conjunction with, and is qualified in its entirety by, the financial statements included in this Report, the financial statements for the fiscal year ended August 28, 2010 (“fiscal 2010”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2010. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I - Item 1A of our Annual Report on Form 10-K for fiscal 2010.

Executive Overview

We operate a chain of more than 6,900 general merchandise retail discount stores in 44 states, providing primarily low- and middle-income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.

During the first three quarters of fiscal 2011, as compared with the first three quarters of fiscal 2010, our net sales increased 8.5% to $6.4 billion, our net income increased 8.6% to $308.6 million, and our diluted net income per common share increased 18.9% to $2.45. Comparable store sales (stores open more than 13 months) for the first three quarters of fiscal 2011 increased 5.5% compared with the first three quarters of fiscal 2010.

During the third quarter of fiscal 2011, as compared with the third quarter of fiscal 2010, our net sales increased 7.8% to $2.2 billion, our net income increased 6.5% to $111.1 million, and our diluted net income per common share increased 18.2% to $0.91. Comparable store sales for the third quarter of fiscal 2011 increased 4.7% compared with the third quarter of fiscal 2010.

Our performance during the third quarter and first three quarters of fiscal 2011 was driven primarily by our strong sales performance, particularly in the Consumables category. Many of the initiatives we launched over the past several years continue to deliver results, including the expansion of key consumable categories, improved store operating standards, and the expansion of our operating hours in fiscal 2010. During fiscal 2011, we remain focused on driving revenue growth and strengthening our value and convenience proposition through the acceleration of new store growth, a comprehensive store renovation program, the expansion of key consumable categories, enhanced marketing, and better merchandise in-stocks. Over the last several years, we have accelerated capability-building investments and increased our efforts to improve the in-store shopping experience, which has allowed for a successful launch of these programs.

During the first three quarters of fiscal 2011, we opened 206 stores and closed 48 stores for a net addition of 158 stores, compared with the opening of 125 stores and closing of 56 stores for a net addition of 69 stores during the first three quarters of fiscal 2010. We plan to open approximately 300 new stores during fiscal 2011, a 50% increase over fiscal 2010 openings. During the third quarter of fiscal 2011, we opened 60 stores and closed 5 stores for a net addition of 55 stores, compared with the opening of 39 stores and closing of 4 stores for a net addition of 35 stores during the third quarter of fiscal 2010.

Leveraging our concept renewal efforts, enhanced merchandising and supply chain capabilities, a refreshed store technology platform, and a better trained and more productive workforce, we have initiated a comprehensive store renovation program intended to re-energize the Family Dollar brand. During the third quarter and first three quarters of fiscal 2011, we renovated 367 and 680 stores, respectively. We plan to renovate more than 900 stores by the end of fiscal 2011, at a projected cost of $100,000 to $130,000 per store. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams.

Results of Operations

Our results of operations for the third quarter and first three quarters of fiscal 2011 and the third quarter and first three quarters of fiscal 2010, are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended		Three Quarters Ended
(in thousands)	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net sales	$2,153,395	$1,996,989	$6,413,505	$5,910,125

Cost and expenses:
Cost of sales	1,373,639	1,266,761	4,106,817	3,780,844
% of net sales	63.8%	63.4%	64.0%	64.0%
Selling, general and administrative	595,403	560,165	1,800,388	1,668,196
% of net sales	27.7%	28.1%	28.1%	28.2%

Cost of sales and operating expenses	1,969,042	1,826,926	5,907,205	5,449,040
% of net sales	91.4%	91.5%	92.1%	92.2%

Operating profit	184,353	170,063	506,300	461,085
% of net sales	8.6%	8.5%	7.9%	7.8%

Interest income	455	432	1,264	1,096
% of net sales	0.0%	0.0%	0.0%	0.0%

Interest expense	7,144	3,297	15,244	10,000
% of net sales	0.3%	0.2%	0.2%	0.2%

Income before income taxes	177,664	167,198	492,320	452,181
% of net sales	8.3%	8.4%	7.7%	7.7%

Income taxes	66,563	62,847	183,724	168,000
% of net sales	3.1%	3.1%	2.9%	2.8%

Net Income	$111,101	$104,351	$308,596	$284,181
% of net sales	5.2%	5.2%	4.8%	4.8%

Third Quarter Results

Net Sales

Net sales increased 7.8% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The net sales increase in the third quarter of fiscal 2011 reflects an increase in comparable store sales of 4.7%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales include stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The 4.7% increase in comparable store sales in the third quarter of fiscal 2011 was a result of increased customer traffic, as measured by the number of register transactions in comparable stores, and an increase in the dollar value of the average customer transaction. Sales during the third quarter of fiscal 2011, on a comparable store basis, were strongest in the Consumables and Home Products categories.

The average number of stores in operation during the third quarter of fiscal 2011 was 3.0% higher than the average number of stores in operation during the third quarter of fiscal 2010. We had 6,943 stores in operation at the end of the third quarter of fiscal 2011 compared with 6,724 stores in operation at the end of the third quarter of fiscal 2010, representing an increase of 3.3%. As of May 28, 2011, we had, in the aggregate, approximately 49.4 million square feet of selling space compared to 47.7 million as of May 29, 2010.

Cost of Sales

Cost of sales increased 8.4% in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 63.8% in the third quarter of fiscal 2011 and 63.4% in the third quarter of fiscal 2010. The increase in cost of sales, as a percentage of net sales, was primarily a result of the impact of stronger sales of lower margin consumables, higher freight costs and higher promotional markdowns. These changes were partially offset by higher purchase markups as well as lower inventory shrinkage. Freight costs were negatively impacted by higher diesel costs, and promotional markdowns were higher in support of our efforts to capture additional market share. We believe that inventory shrinkage benefited from workforce stabilization in our stores and improved analytics and monitoring processes. The impact of stronger sales of lower margin consumables was largely offset by the effect of higher purchase markups in many categories. We continue to focus on improving our purchase markups through our price management work, the continued development of our private brand assortment, and our global sourcing efforts.

Selling, General and Administrative Expenses

SG&A expenses increased 6.3% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.7% in the third quarter of fiscal 2011 and 28.1% in the third quarter of fiscal 2010. Most costs during the third quarter of fiscal 2011, including store labor costs, were leveraged as a result of a 4.7% increase in comparable store sales and continued productivity improvements. As a percentage of net sales, a decrease in incentive compensation (approximately 0.3% of net sales) and store labor costs (approximately 0.1% of net sales) more than offset and increase in store occupancy costs (approximately 0.2% of net sales) and advertising costs (approximately 0.1% of net sales). Reflecting a pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance in fiscal 2011, as compared with fiscal 2010. The increases in store occupancy costs and advertising costs were related to the investments we are making to support our comprehensive store renovation program and drive revenue growth.

Interest Income

The change in interest income in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was not material.

Interest Expense

On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021 (the “2021 Notes”). During the third quarter of fiscal 2011, we incurred $3.8 million in interest expense related to the 2021 Notes. We did not incur any interest expense during the third quarter of fiscal 2010 related to the 2021 Notes.

Income Taxes

The effective tax rate was 37.5% for the third quarter of fiscal 2011 compared with 37.6% for the third quarter of fiscal 2010. The decrease in effective tax rate was due primarily to an increase in federal jobs tax credits and changes in our liabilities for uncertain tax positions, offset by higher state income taxes.

Year-to-date Results

Net Sales

Net sales increased 8.5% for the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2010. The net sales increase in the first three quarters of fiscal 2011 reflects an increase in comparable store sales of 5.5%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program.

The 5.5% increase in comparable store sales in the first three quarters of fiscal 2011 resulted primarily from an increase in customer traffic, as measured by the number of register transactions in comparable stores. The dollar value of the average customer transaction increased slightly over the first three quarters of fiscal 2010. Sales during the first three quarters of fiscal 2011, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the first three quarters of fiscal 2011 was 2.7% higher than the average number of stores in operation during the first three quarters of fiscal 2010.

Cost of Sales

Cost of sales increased 8.6% in the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2010. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.0% in both the first three quarters of fiscal 2011 and fiscal 2010. Cost of sales, as a percentage of net sales, was positively impacted by lower inventory shrinkage, offset by an increase in freight costs and the impact of stronger sales of lower margin consumables merchandise. We believe that inventory shrinkage benefited from workforce stabilization in our stores and improved analytics and monitoring processes. Freight costs were negatively impacted by higher diesel costs. The impact of stronger sales of lower margin consumables was slightly offset by the effect of higher purchase markups in many categories. We continue to focus on improving our purchase markups through our price management work, the continued development of our private brand assortment, and our global sourcing efforts.

Selling, General and Administrative Expenses

SG&A expenses increased 7.9% in the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2010. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.1% in the first three quarters of fiscal 2011 and 28.2% in the first three quarters of fiscal 2010. Most costs were leveraged during the first three quarters of fiscal 2011, as a result of a 5.5% increase in comparable store sales and continued productivity improvements. As a percentage of net sales, a decrease in incentive compensation costs (approximately 0.2% of net sales) was offset by an increase in store labor costs (approximately 0.2% of net sales) and increased insurance costs (approximately 0.1% of net sales). Reflecting a pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance in fiscal 2011, as compared with fiscal 2010. The increase in store labor costs was due primarily to the expansion of our store operating hours and our comprehensive store renovation program. While we continue to be pleased with our workers’ compensation and general liability trends, significant reductions in workers’ compensation and general liability costs in the prior year led to a year-over-year increase in insurance expense.

Interest Income

The change in interest income in the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2010 was not material.

Interest Expense

On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021. During the first three quarters of fiscal 2011, we incurred $5.0 million in interest expense related to the 2021 Notes. We did not incur any interest expense during the first three quarters of fiscal 2010 related to the 2021 Notes.

Income Taxes

The effective tax rate was 37.3% for the first three quarters of fiscal 2011 compared with 37.2% for the first three quarters of fiscal 2010. The increase in the effective tax rate was due primarily to an increase in state income taxes, offset partially by changes in our liabilities for uncertain tax positions.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position, and our operating cash flows are generally sufficient to fund our regular operating needs, share repurchases, capital expenditure program, cash dividend payments, and interest payments. Cash provided by operating activities during the first three quarters of fiscal 2011 was $307.5 million, compared to $374.4 million in the first three quarters of fiscal 2010. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

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

On November 17, 2010, we also amended our existing five-year $350 million unsecured revolving credit facility maturing on August 24, 2011, and terminated our 364-day $250 million unsecured revolving credit facility maturing on December 15, 2010. The amendment of the five-year facility reduces the borrowing capacity from $350 million to $200 million and limits its usage to stand-by letters of credit only ($138.0 million as of May 28, 2011). The amendment also eliminates our ability to extend the facility beyond its current maturity date of August 24, 2011, and removes all subsidiary co-borrowers and guarantors. As this credit facility matures within the next three months, we are considering various options to extend the maturity and profile of our existing credit facilities. The availability and terms of any new credit agreement will depend on conditions in the credit markets.

During the first three quarters of fiscal 2011, we borrowed $46.0 million under the credit facilities at a weighted-average rate of 1.3%. We had no borrowings under the credit facilities during the third quarter of fiscal 2011. Additionally, as of May 28, 2011, we had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 28, 2011, we were in compliance with all such covenants.

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

On September 27, 2005, we obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the 2015 Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 28, 2011, we were in compliance with all such covenants.

On November 17, 2010, we amended the 2015 Notes to remove the subsidiary co-borrower and all subsidiary guarantors, consistent with the credit facility changes noted above.

Other Considerations

Our merchandise inventories at the end of the third quarter of fiscal 2011 were $1,134.4 million, as compared to $986.1 million at the end of the third quarter of fiscal 2010, an increase of 15.0%. Inventory per store at the end of the third quarter of fiscal 2011 was approximately 11.4% higher than inventory per store at the end of the third quarter of fiscal 2010. The increase in inventories was primarily driven by the expansion of key consumable categories during the third quarter of fiscal 2011. During the third quarter of fiscal 2011, to drive revenue growth and capture market share, 367 stores were renovated as part of our comprehensive store renovation program, and we completed a significant expansion of our consumable assortment in over 5,000 stores.

Capital expenditures for the first three quarters of fiscal 2011 were $230.3 million compared with $136.4 million for the first three quarters of fiscal 2010. The increase in capital expenditures during the first three quarters of fiscal 2011 was due primarily to the investments we are making related to our comprehensive store renovation program and new store growth. We also purchased 27 stores during the first three quarters of fiscal 2011 as compared to seven stores during the first three quarters of fiscal 2010, as we looked to opportunistically deploy capital in the current real estate environment. Capital expenditures for fiscal 2011 are expected to be between $320 and $340 million and relate primarily to the investments we are making to drive revenue growth, including the acceleration of our new store growth and the launch of our comprehensive store renovation program. The remaining expected expenditures relate primarily to technology-related projects and costs to begin construction of our tenth distribution center.

In the first three quarters of fiscal 2011, we opened 206 stores, closed 48 stores, relocated 13 stores, expanded 10 stores, and renovated 680 stores. The renovations are part of a comprehensive store renovation program intended to re-energize the Family Dollar brand. During fiscal 2011, we plan to renovate more than 900 stores at a projected cost of $100,000 to $130,000 per store. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams. We occupy most of our stores under operating leases. Store opening, closing, relocation, expansion, and renovation plans, as well as overall capital expenditure plans, are continually reviewed and may change.

On November 18, 2009, we announced that the Board of Directors authorized the purchase of up to $400 million of our outstanding common stock from time to time as market conditions warrant. On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of our outstanding common stock. The remaining amount under the previous authorization was cancelled. During the first three quarters of fiscal 2011, we purchased 10.9 million shares of our common stock at a cost of $512.5 million, including the accelerated share repurchase agreement we entered into during the first quarter of fiscal 2011. During the first three quarters of fiscal 2010, we purchased 5.3 million shares at a cost of $271.7 million. See Note 4 to the Consolidated Condensed Financial Statements in this Report for more information on our share repurchases. As of May 28, 2011, we had outstanding authorizations to purchase a total of $245.3 million of our common stock.

The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of May 28, 2011, these cash and cash equivalents and investment securities balances were $42.7 million and $89.2 million, respectively.

Cash Flows From Operating Activities

Cash provided by operating activities decreased $67.0 million during the first three quarters of fiscal 2011 as compared to the first three quarters of fiscal 2010. The decrease was due primarily to an increase in merchandise inventories in the current year as noted above as well as increases in prepayments and other current assets. These decreases were offset partially by changes in accounts payable and accrued liabilities, higher net income, and changes in other liabilities, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first three quarters of fiscal 2011, we had a cash outflow of $259.5 million compared to a cash outflow of $218.5 million in the first three quarters of fiscal 2010. The change was due primarily to an increase in capital expenditures of $93.9 million, offset partially by a net increase in sales of investment securities during the first three quarters of fiscal 2011, as compared to the first three quarters of fiscal 2010. The increase in capital expenditures was due primarily to the acceleration our new store growth and executing our comprehensive store renovation program. The net increase in sales of investment securities was due to the continued liquidation of our auction rate securities.

Cash Flows From Financing Activities

During the first three quarters of fiscal 2011, we had a cash outflow from financing activities of $263.3 million compared to a cash outflow of $251.3 million during the first three quarters of fiscal 2010. During the first three quarters of fiscal 2011, we issued $300 million of 5.00% unsecured senior notes, creating a significant cash inflow from financing activities as compared to the first three quarters of fiscal 2010. This cash inflow was offset by increased share repurchases of $240.8 million in the first three quarters of fiscal 2011 as compared to the first three quarters of fiscal 2010. We purchased $512.5 million of our common stock during the first three quarters of fiscal 2011 compared to $271.7 million in the first three quarters of fiscal 2010.

Contractual Obligations

The Company presented its contractual obligations in its Annual Report on Form 10-K for the fiscal year ended August 28, 2010. Except as discussed below, there have been no significant changes in those obligations during the third quarter or first three quarters of fiscal 2011.

During the quarter ended May 28, 2011, the Company issued $300 million of 5.00% senior notes due February 1, 2021. The additional commitments related to the 2021 Notes are as follows:

	Payments Due During the Period Ending
(in thousands)	Total	August 2011	August 2012	August 2013	August 2014	August 2015	Thereafter
Contractual Obligations
Long-term debt	$300,000	$—	$—	$—	$—	$—	$300,000
Interest	150,000	7,500	15,000	15,000	15,000	15,000	82,500

Total	$450,000	$7,500	$15,000	$15,000	$15,000	$15,000	$382,500

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first three quarters of fiscal 2011, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first three quarters of fiscal 2011 and the first three quarters of fiscal 2010, we did not incur any material interest expense related to our credit facilities. Our $548.5 million of current and long-term debt bears interest at fixed rates ranging from 5.00% to 5.41%.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of May 28, 2011, we had a $10.1 million unrealized loss ($6.3 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, repurchases by the broker dealers, or upon maturity of the underlying security. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of May 28, 2011. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 28, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended May 28, 2011, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
March (2/27/11 - 4/2/11)	—	$—	—	6,788,009
April (4/3/11 - 4/30/11)	1,578,314	51.80	1,578,314	4,944,396
May (5/1/11 - 5/28/11)	431,194	52.79	431,194	4,414,543

Total	2,009,508	$52.01	4,309,943	4,414,543

(1)

On November 18, 2009, we announced that the Board of Directors authorized the purchase of up to $400 million of our outstanding common stock from time to time as market conditions warrant. On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of our outstanding common stock. The remaining amount under the previous authorization was cancelled. There was $245.3 million remaining under the new authorization as of May 28, 2011.

(2)	Remaining dollar amounts under authorizations are converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.  Exhibits

(a) Exhibits incorporated by reference:

3.1	Certificate of Designation Preferences, and Rights of Series A Junior Participating Preferred Stock 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011)

3.2	Bylaws of Family Dollar Stores, Inc., as amended through March 2, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

4.1	Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

(b) Exhibits filed herewith:

10.1	Family Dollar Stores, Inc. 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended

May 28, 2011, filed on July 6, 2011, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: July 6, 2011	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)