Form 10-K
period 2011-08-27
FAMILY DOLLAR STORES INC
filed 2011-10-25
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 27, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last day of the registrant’s most recently completed second fiscal quarter, on February 26, 2011, was approximately $5.7 billion. For purposes of this computation only, the assumption is that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s Common Stock outstanding as of October 1, 2011, was 117,389,141.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2012.

GENERAL INFORMATION

We have provided information in this Annual Report on Form 10-K (this “Report”) regarding the operations of Family Dollar Stores, Inc., and its subsidiaries (“we,” “Family Dollar” or the “Company”) related to the fiscal years ended on August 27, 2011 (“fiscal 2011”); August 28, 2010 (“fiscal 2010”); August 29, 2009 (“fiscal 2009”); August 30, 2008 (“fiscal 2008”); September 1, 2007 (“fiscal 2007”); and anticipated operations for the fiscal year ending on August 25, 2012 (“fiscal 2012”). You should review the discussion and analysis provided in this Report in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included elsewhere in this Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, investment and financing plans, net sales, comparable store sales, cost of sales, selling, general and administrative (“SG&A”) expenses, earnings per diluted share, dividends and share repurchases; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I – Item 1A below, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part II – Item 7 below, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

General Overview

We operate a chain of more than 7,000 general merchandise retail discount stores in 44 states, providing primarily low- and middle-income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.

We opened our first Family Dollar store in Charlotte, North Carolina, in 1959. In subsequent years, we opened additional stores and organized separate corporations to operate these stores. Family Dollar Stores, Inc. was incorporated in Delaware in 1969, and all then-existing corporate entities became its wholly-owned subsidiaries.

The mailing address of our executive offices is P.O. Box 1017, Charlotte, North Carolina 28201-1017, and our telephone number is (704) 847-6961. Our website address is www.familydollar.com. You can find our press releases for the past five years on our website. We also make available free of charge through our website all of our reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that Web site is http://www.sec.gov.

Our Mission and Vision

Our mission is to provide our customers with a compelling place to shop, our team members with a compelling place to work, and our investors with a compelling place to invest. Our vision is to be the best small-format convenience and value retailer serving the needs of families in our neighborhoods.

Our Growth Strategy

We believe that balancing initiatives targeted to deliver short-term financial results with investments that may require longer-term development will help us weather difficult macro-environments and enable us to achieve our long-term financial goals. During fiscal 2011, we focused on achieving our four corporate goals: build customer loyalty and experience; develop diverse, high performing teams; deliver profitable sales growth; and drive continuous improvement. These goals are designed to drive both short-term and longer-term financial results.

Build customer loyalty and experience

In today’s uncertain economic environment, value and convenience continues to resonate with consumers. Our strategy of providing customers with value and convenience continues to attract not only core low-income customers, but also middle-income families with greater frequency. To continue to capitalize on this opportunity, we have launched several initiatives to enhance the customer’s shopping experience and improve their perception of our value and convenience proposition.

In fiscal 2011, we launched a comprehensive store renovation program intended to increase our competitiveness and sales productivity by transforming the customer’s shopping experience in a Family Dollar store. As a part of this program, we:

•	Expanded key consumable categories and created more intuitive merchandise adjacencies;

•	Improved navigational signage and leveraged new fixtures that enhance customer sightlines, increase capacity and simplify restocking and recovery processes;

•	Created a warmer, more inviting shopping environment that includes a refresh of the building façade and exterior signage and raised store standards;

•	Improved store operating processes and leveraged technology to increase workforce productivity; and

•	Raised our customer service standards by strengthening our Team Member engagement with enhanced training, improved recognition programs, and more consistent Team Member branding.

As of the end of fiscal 2011, more than 1,300 stores utilized this new format, and we plan to continue to aggressively renovate more stores in our chain. By the end of fiscal 2012, we expect to renovate, relocate or expand more than 1,000 stores. While we are maintaining an ambitious pace, it will take us several years to fully transform the chain.

Additionally, to provide our customers with more value and convenience and to help increase productivity in all stores, we significantly expanded our merchandise assortment in both food and health and beauty aids. Our objective is to drive traffic with an expanded selection of consumables while also driving a larger basket with more impulse purchases and greater in-store excitement. In fiscal 2011, we completed this expansion in more than 5,700 stores.

In fiscal 2011, between the comprehensive store renovation program and the significant expansion of consumables, almost every store in our chain has been improved to serve customers better. As a result, we improved our customer satisfaction scores, increased our overall value perception, and strengthened the Family Dollar brand (based on the results of internal customer service surveys).

Develop diverse, high-performing teams

We believe customer satisfaction is strongly linked with employee engagement, which is why we continue to invest to develop diverse, high-performing teams. Over the past three years, we have focused on stabilizing our workforce. We have reduced Team Member turnover and have improved our rate of internal promotions to almost 80%. Through the comprehensive store renovation program and other initiatives, we increased our Team Member engagement. Also, in fiscal 2011, we strengthened our leadership development programs and enhanced our succession planning processes throughout the organization. These initiatives, combined with process improvements, benefited our workforce productivity and allowed us to manage our core cost structure to support our investment agenda.

Building on these improvements, we intend to expand our focus in fiscal 2012. We are introducing new on-boarding processes, expanding our leadership development programs, and enhancing our succession planning processes even further.

Deliver profitable sales growth

Several years ago, we slowed new store growth to focus more on improving returns in existing stores and the chain overall. We completed an end-to-end re-engineering of our merchandising and supply chain processes, enhanced the performance of our store teams, refreshed our store technology platform, and created a store layout for new stores that is more convenient and easier to shop. As a result of these investments, we upgraded our operational capabilities, increased profitability, gained productivity, and expanded our financial returns. More importantly, these investments have provided us with a strong foundation to accelerate revenue growth.

In fiscal 2010, we announced our intention to return to square footage growth of 5% to 7% by fiscal 2013. With the significant progress we achieved in building the pipeline in fiscal 2011, we now expect to achieve this goal in fiscal 2012, a year earlier than originally planned. In fiscal 2012, we expect to accelerate new store growth further with the addition of 450-500 new stores, a more than 50% increase over fiscal 2011 new store openings. Also, in fiscal 2012, we plan to open our first stores in California. We believe the foundation we built over the past several years, coupled with the continued investments we are making to our supply chain, have positioned us for sustainable new store growth into the future.

Private brands represent an opportunity to increase sales and profitability. In fiscal 2011, we made significant progress in increasing our penetration of private brands. For the year, private brands sales increased approximately 22% over fiscal 2010. Private brands consumable sales performed especially well, increasing 26% over fiscal 2010. In fiscal 2011, private brands sales represented approximately 25% of total sales and approximately 16% of total consumable sales.

Building on this momentum, in fiscal 2012 we intend to increase our penetration of private brands even further, with a stronger focus on expanding our assortment of private brand consumables. We expect to launch several new brands that will offer our customers more quality and value while also refreshing a few of our existing brands to broaden their appeal. And, we intend to drive greater awareness of our private brands program through increased marketing and visual merchandising support.

Drive continuous improvement

As a low-cost provider, protecting our strong price perception and delivering value to our customers is critical to our long-term success. Over the last several years, we have invested significantly in new merchandising processes, including price management capabilities, customer research and category management. These investments have enabled us to navigate challenging macro-economic environments. During fiscal 2011, we experienced a significant number of inflationary pressures across numerous categories, and our teams worked diligently to create the right merchandise value proposition for our customers using these merchandising processes. In addition, customers continue to respond favorably to our ongoing quality-improvement efforts.

Several years ago, we invested in a centralized procurement function to help us consolidate and leverage our buying power more effectively. Today, our centralized procurement organization utilizes an on-line procurement system for many non-merchandise purchases. This system allows us to centralize these purchases, enabling us to leverage our buying power and control costs.

In fiscal 2011, we launched an initiative designed to help us leverage our workforce more effectively, improve store-level execution and increase workforce productivity. Through this effort, we re-engineered many of our core store processes, including shelf re-stocking, the check-out experience, store recovery and in-store merchandising. Through the application of new technology and processes, we implemented new time and attendance procedures, addressed workflow and task management, and improved store-level execution. This has allowed us to more effectively manage store labor, a significant portion of our core expenses.

In fiscal 2011, approximately 31% of our purchased merchandise (at cost) was manufactured overseas. While we continue to rely extensively on third parties to help us procure this merchandise, we are progressively moving toward a more efficient, direct model. In fiscal 2011, we opened offices in Hong Kong and Shenzhen, China, and today, these teams are helping us strengthen and expand our supplier network. We also invested in new tools to help us manage the product development cycle better. As a result of these investments, we increased our direct imports in fiscal 2011 by about 24%. In fiscal 2012, we plan to continue to expand our Global Sourcing teams, develop stronger processes to help us integrate our sourcing activities with our category management efforts, and continue to expand our supplier network.

During fiscal 2011, we made significant investments in the business and built the foundation to continue to accelerate growth into the future. We expect these investments, combined with our strategy of providing customers with great value and convenience, will continue to deliver strong financial performance in the future.

Overview of our Business Operations

Our Customers

Our strategy of providing customers with value and convenience continues to attract a wide range of income brackets, ethnicity groups, and life stages. We serve the basic needs of customers primarily in the low- and middle-income brackets. Typically, our customer is a female head-of-household. According to Nielsen’s Homescan® panel data as of August 27, 2011, approximately 54% of our customers had an annual gross income of less than $40,000 and approximately 24% had an annual gross income of less than $20,000. Approximately 35% of our customers were African American or Hispanic, and approximately 71% of customers were age 45 or older.

Our Stores

A Family Dollar store is typically between 7,500 and 9,500 square feet, with an average of approximately 7,100 square feet of selling space. Our stores generally serve customers who live within three to five miles of the store. At the end of fiscal 2011, we operated 7,023 stores. Approximately 23% of our stores were located in large urban markets and approximately 20% of our stores were located in small urban markets or suburban areas. Approximately 63% of our stores were in strip malls, 35% in freestanding buildings, and 2% were in downtown buildings. To manage our extensive portfolio of store leases, we utilize an electronic lease management system that contains the key terms and conditions abstracted from our active store lease contracts. This system provides better visibility to key property management issues such as property taxes, common area maintenance fees and renewal options.

The relatively small size of a Family Dollar store allows us to select store locations that provide neighborhood convenience to our customers in each of these market areas. Family Dollar stores are generally open seven days a week and operate between the hours of 8:00 a.m. and 9:00 p.m. Our stores accept cash, checks, PIN-based debit cards, credit cards, and other electronic payment types, including food stamps.

Our Merchandise

We provide customers with quality merchandise at everyday low prices. We offer a focused assortment of merchandise in a number of core categories, such as health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, apparel, and home fashions. The majority of the products are priced at $10 or less, with approximately 22% priced at $1 or less. Our stores operate on a self-service basis, and our low overhead enables us to sell merchandise at a relatively moderate markup. In fiscal 2011, we expanded both the number of trips that our customers make as well as the amount spent during each trip. In fiscal 2011, the average customer transaction was around $10.

Our typical store generally carries approximately 5,000 – 5,500 basic SKUs, with fluctuations in seasonal items throughout the year. The number of SKUs in a given store can vary based upon the store’s size, geographic location, merchandising initiatives, and other factors.

Our stores offer a variety of general merchandise. The following table summarizes the percentage of net sales attributable to each product category over the last three fiscal years.

Product Category	2011	2010	2009
Consumables	66.5%	65.1%	64.4%
Home Products	12.7%	13.2%	13.4%
Apparel and Accessories	10.0%	10.7%	11.2%
Seasonal and Electronics	10.8%	11.0%	11.0%

The following table describes our product categories in more detail.

Consumables	Household chemicals
Paper products
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Reflecting trends in customer demand over the past three fiscal years, we have expanded our assortment of consumable merchandise in our stores. During fiscal 2011, we expanded the number of basic SKUs in our stores, primarily in food and health and beauty aids, by 20-25%. During fiscal 2011, nationally advertised brand name merchandise accounted for approximately 53% of sales. Merchandise sold under our private brands program, across all merchandise categories, accounted for approximately 25% of sales. Merchandise sold under other brands and labels, or which was unlabeled, accounted for the balance of sales. During fiscal 2011, closeout merchandise accounted for approximately 1% of sales.

We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise. In fiscal 2011, no single supplier accounted for more than 8% of the merchandise we sold.

In fiscal 2011, approximately 31% of our purchased merchandise (at cost) was manufactured overseas. We imported approximately 11% of our merchandise purchases (at cost) during fiscal 2011 and relied on domestic suppliers for approximately 20% of our purchased merchandise (at cost). While most of our merchandise is shipped to our distribution centers from domestic suppliers, a substantial amount of such merchandise is manufactured outside the United States and imported by the domestic suppliers. Our vendor arrangements provide for payment in U.S. dollars.

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

We maintain by-item inventories for all stores and employ a demand forecasting system for replenishment from our distribution centers. We also utilize software applications for centralized store replenishment of basic merchandise and for allocation of non-basic merchandise. We have centralized merchandise financial planning, assortment optimization, price optimization, and space management applications and processes. These systems aid the planning and forecasting of sales, cost of sales and inventory metrics by product category as well as allow us to optimize merchandise in-stock positions in stores, reduce markdowns and improve inventory turnover.

Store Operations

We operate more than 7,000 stores in 44 states. All of our stores are managed and operated by us. A store manager manages each store and is responsible for hiring and training store employees, managing the financial performance of the store, and providing quality customer service. The store manager reports to a district manager or area operations manager. A district manager or area operations manager is typically responsible for 15 to 25 stores. During fiscal 2011, no single store accounted for more than one-tenth of one percent of sales.

We utilize an online hiring system designed to provide consistent pre-employment assessments and interviews for prospective team members in all of our stores. To improve our customer service and drive productivity, we also utilize an online training system in our stores.

Distribution and Logistics

During fiscal 2011, manufacturers or distributors shipped approximately 8% of our merchandise purchases directly to stores. The balance of the merchandise was shipped to one of our nine distribution centers listed below. To provide consistent, cost-effective service, we enlist the services of several national transportation companies throughout the U.S. as well as our own private fleet of trucks to deliver merchandise to stores from our distribution centers. During fiscal 2011, approximately 93% of the merchandise sent from our distribution centers to our stores was delivered by common or contract carriers.

To minimize transportation costs and maximize our efficiency, we rely on a web-enabled transportation management system to track shipments, maximize trailer loads and routes, and secure low rates from our trucking partners. To maximize the productivity of our distribution centers, we utilize voice-recognition software, radio-frequency technology and high-speed sortation systems in each of our nine distribution centers.

At the end of fiscal 2011, the number of stores served by each of our distribution centers was as follows:

Distribution Center	Number of Stores Served
Matthews, NC	724
West Memphis, AR	606
Front Royal, VA	852
Duncan, OK	748
Morehead, KY	946
Maquoketa, IA	720
Odessa, TX	677
Marianna, FL	878
Rome, NY	872

Total	7,023

Additionally, in fiscal 2011, we began construction on our 10th distribution center in Ashley, Indiana. We plan to begin construction on our 11th distribution center in fiscal 2012.

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

Trademarks

We have registered with the U.S. Patent and Trademark Office the names Family Dollar® and Family Dollar Stores® as service marks, and also have registered, or have filed registration applications for, other names and designs as trademarks for certain merchandise sold in our stores, such as Family Gourmet®, Family Pet®, and Kidgets®.

Employees

As of August 27, 2011, we had approximately 31,000 full-time employees and approximately 21,000 part-time employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations generally to be good.

NYSE Certification

In accordance with New York Stock Exchange (“NYSE”) rules, on February 17, 2011, we filed the annual certification by our Chief Executive Officer that, as of the date of the certification, Family Dollar was in compliance with the NYSE listing standards. For the fiscal year ended August 27, 2011, our Chief Executive Officer and our Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits to this Report.

ITEM 1A.	RISK FACTORS

The risks described below could materially and adversely affect our business, financial condition and results of operations. We also may be adversely affected by risks not currently known or risks that we do not currently consider to be material to our business.

Current economic conditions and other economic factors could impact our business adversely in various respects.

A further slowdown in the U.S. economy or other economic factors affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may affect our business adversely by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. The current global economic uncertainty, the impact of recessions, and the potential for failures or realignments of financial institutions and the related impact on available credit may impact our suppliers, our landlords, our customers, and our operations in an adverse manner including, but not limited to, our inability to readily access liquid funds or credit, increases in the cost of credit, bankruptcy of our suppliers or landlords, and other impacts, which we are currently unable to fully anticipate.

Our profitability is vulnerable to cost increases, inflation and energy prices.

Future increases in our costs, such as the cost of merchandise, shipping rates, freight and fuel costs, and store occupancy costs, may reduce our profitability. These cost changes may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, wage rates and lease and utility costs, may increase our costs of sales or operating expenses and reduce our profitability. For example, increases in the cost of diesel fuel will likely result in an increase in transportation costs, which will increase our overall operating costs and possibly lower profitability.

Our growth is dependent upon our ability to increase sales in existing stores and the success of our new store-opening program, our store renovation program and other operating and infrastructure initiatives.

Our growth is dependent on both increases in sales in existing stores and our ability to open profitable new stores. Increases in sales in existing stores are dependent on factors such as competition, merchandise selection, store operations, and customer satisfaction. If we fail to realize our goals of successfully managing our store operations and increasing our customer retention and recruitment levels, our sales may not increase and our growth may be impacted adversely. Our ability to open profitable new stores depends on many factors, including our ability to identify suitable markets and sites for new stores, negotiate leases and development agreements with acceptable terms, gain name recognition in the new markets, and successfully compete against local competition, while managing expenses and costs. Unavailability of attractive store locations, delays in the acquisition or opening of new stores, delays, disruptions or costs associated with remodeling and renovating existing stores, delays or costs resulting from a decrease in commercial development due to capital constraints, difficulties in staffing and operating new store locations, and lack of customer acceptance of stores in new market areas or our renovated store design all may impact our new store growth negatively and the costs or the profitability associated with new, remodeled or renovated stores. Additionally, some of our new stores may be located in areas where we have little experience or a lack of brand recognition. Those markets may have different competitive conditions, market conditions, consumer tastes, and discretionary spending patterns than our existing markets, which may cause these new stores to be less successful than stores in our existing markets.

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

We operate in the highly competitive discount retail merchandise sector with numerous competitors, some of which have greater resources than us. We compete for customers, merchandise, real estate locations, and employees. This competitive environment subjects us to various risks, including the ability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Price reductions by our competitors may result in the reduction of our prices and a corresponding reduction in our profitability. Consolidation in our retail sector, changes in pricing of merchandise, or offerings of other services by competitors could have a negative impact on the relative attractiveness of our stores to consumers. Many of our large box competitors are or may be developing small box formats. A number of these smaller stores have opened and may produce more competition, particularly in urban markets. Our ability to provide convenience in a small box retail format while offering attractive, competitively-priced products could be impacted by various actions of our competitors that are beyond our control. See Item 1 – “Competition” for further discussion of our competitive position.

Any disruption in our ability to select, obtain, distribute and market merchandise attractive to customers at prices that allow us to profitably sell such merchandise could impact our business negatively.

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

Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. A significant amount of our merchandise is manufactured outside the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations. For example, because a substantial amount of our imported merchandise is manufactured in China, a change in the Chinese currency or other policies could negatively impact our merchandise costs. The United States and other countries have occasionally proposed and enacted protectionist trade legislation, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost of or reduce the availability of certain merchandise. Any of these or other measures or events relating to suppliers and the countries in which they are located, some or all of which are beyond our control, can negatively impact our operations, increase costs and lower our margins. Such events or circumstances include, but are not limited to:

•	political and economic instability;

•	the financial instability and labor problems of suppliers;

•	the availability of raw materials;

•	merchandise quality issues;

•	changes in currency exchange rates; and

•	transportation availability and cost.

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

We employ more than 50,000 team members, and are exposed to the risk that federal or state legislation, particularly related to our team members, may negatively impact our operations. Changes in federal or state wage requirements, employee rights (including changes in the process for our employees to join a union), health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or tax laws could adversely impact our ability to achieve our financial targets. Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.

In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health care reform legislation, the current lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business over the coming years. Possible adverse effects of the health care reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we conduct business.

Product and food safety concerns and the effects of legislation and regulations on product and food safety and quality could affect our sales and results of operations adversely.

We are exposed to the risk that federal or state legislation and regulations regarding product and food quality and safety may negatively impact our operations. We may be subject to product liability claims from customers or actions required or penalties assessed by government agencies relating to products, including food products that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products must comply with applicable product and food safety laws. Additionally, any changes in product safety or quality legislation or regulations may lead to product recalls and the disposal or write-off of merchandise inventories, as well as certain fines or penalties and reputational damage. Our inability to comply on a timely basis with regulatory requirements, or to execute product recalls in a timely manner, could also result in substantial fines or penalties, which could have an adverse effect on our financial results. In addition, negative customer perceptions regarding the safety of the products we sell could cause us to lose market share to our competitors. If this occurs, it may be difficult for us to regain lost sales.

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

We are involved in a number of legal proceedings which include employment, tort, real estate, commercial, and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. The number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in federal and state laws may cause claims to rise even more. We are currently a defendant in numerous employment cases containing class-action allegations in which the plaintiffs have alleged violations of federal and state wage and hour laws. We are also a defendant in other types of class action lawsuits. The cost to defend these class-action lawsuits may be significant. Plaintiffs in these types of cases may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Note 10 to the Consolidated Financial Statements included in this Report for further details regarding certain of these pending matters.

If we are unable to secure our customers’ confidential and credit card information, or other private data relating to our employees or the Company, we could be subject to negative publicity, costly government enforcement actions, or private litigation, which could damage our business reputation and adversely affect our profitability.

The protection of our customer, employee, and company data is critical to us. We have procedures and technology in place to safeguard our customers’ debit and credit card information, our employees’ private data, and the Company’s records and intellectual property. However, if we experience a data security breach of any kind, we could be exposed to negative publicity, government enforcement actions, private litigation, or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores, or not shopping in our stores altogether. This could cause us to lose market share to our competitors and could have an adverse effect on our financial results.

Inability to attract and retain qualified employees, particularly field, store and distribution center managers, and to control labor costs, could adversely affect our business.

Our growth could be adversely impacted by our inability to attract and retain qualified employees at the store operations level, in distribution facilities, and at the corporate level, at costs which allow us to profitably conduct our operations. For example, we believe that the retention of managers at the store level is one factor in reducing inventory shrinkage resulting from employee theft. Various other factors, such as overall labor availability, wage rates, union organizing activity, regulatory or legislative impacts, and various benefit costs could all impact our ability to attract and retain employees negatively and may affect our results of operations adversely.

Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business could be harmed.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The loss of the services of any of our executive officers could have an adverse effect on our operations. Our future success will also depend on our ability to attract and retain qualified personnel, as a failure to attract these key personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.

Our business is slightly seasonal, and adverse events during the holiday season could impact our operating results negatively.

Our business is slightly seasonal, with the highest percentage of sales (approximately 27% of total annual sales over the last five fiscal years) occurring during the second fiscal quarter (December, January, and February). We purchase significant amounts of seasonal inventory in anticipation of the holiday season. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, or unusual weather could result in lower-than-planned sales during the holiday season. This could lead to lower sales or to unanticipated markdowns, negatively impacting our financial condition and results of operations.

We are exposed to the risk of natural disasters, unusual weather, pandemic outbreaks, global political events, war, and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.

Our headquarters, store locations and distribution centers, as well as certain of our vendors and customers, are located in areas which could be subject to natural disasters such as floods, hurricanes, tornadoes or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries from which our suppliers are located. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. Any of these factors, or combination thereof, could adversely affect our operations.

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

Our portfolio of investment securities currently consists of auction rate securities ($107.6 million at fair value as of August 27, 2011), which are not currently liquid or readily available to convert to cash. We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations, but if the global credit crisis persists or intensifies, it is possible that we will be required to write down the fair value of our auction rate securities further. If we determine that the decline in the fair value of our auction rate securities is other than temporary, it would result in an impairment charge being recognized in our Consolidated Statements of Income, and this charge could be material and could adversely affect our financial results for the periods in which the charges occur. See Note 2 to the Consolidated Financial Statements included in this Report for more information on our auction rate securities.

New accounting guidance or changes in the interpretation or application of existing accounting guidance could affect our financial performance adversely.

New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases, contingencies and other areas impacted by the current convergence project between the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) could require us to make significant changes to our lease management system or other accounting systems, and could result in changes to our financial statements.

Unanticipated changes in the interpretation or application of existing accounting guidance could result in material charges or restatements of our financial statements, which may further result in litigation or regulatory actions which could have an adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate a chain of self-service retail discount stores. As of October 1, 2011, there were 7,059 stores in 44 states and the District of Columbia as follows:

Texas	900	Massachusetts	105
Florida	459	Arkansas	103
Ohio	432	Maryland	97
North Carolina	384	Missouri	95
Michigan	376	New Jersey	90
Georgia	337	Minnesota	69
New York	296	Utah	61
Pennsylvania	284	Maine	54
Louisiana	256	Connecticut	54
Illinois	231	Kansas	41
Virginia	224	Idaho	34
Tennessee	214	Iowa	33
South Carolina	208	Nebraska	32
Indiana	200	Nevada	28
Kentucky	195	New Hampshire	28
Alabama	148	Rhode Island	25
Arizona	139	South Dakota	25
Oklahoma	132	Wyoming	24
Wisconsin	132	Delaware	22
Mississippi	129	North Dakota	15
West Virginia	118	Vermont	10
Colorado	111	District of Columbia	3
New Mexico	106

As of October 1, 2011, we had, in the aggregate, approximately 60.7 million square feet of total store space (including receiving rooms and other non-selling areas) and approximately 50.4 million square feet of selling space.

The number of stores we operated at the end of each of our last five fiscal years was:

Fiscal Year	Number of Stores at Year End
2007	6,430
2008	6,571
2009	6,655
2010	6,785
2011	7,023

During fiscal 2011, we opened 300 stores, closed 62 stores, and renovated, relocated or expanded 1,019 stores. From August 28, 2011, through October 1, 2011, we opened 40 new stores, closed 4 stores, and renovated, relocated or expanded 60 stores.

As of October 1, 2011, we owned 549 of the total 7,059 stores we operate. Most of our leases have an initial term of five or ten years and provide for fixed rentals, and most of our leases require additional payments based upon a percentage of sales, property taxes, insurance premiums, or common area maintenance charges.

Of our 6,510 leased stores at October 1, 2011, all but 123 leases grant us options to renew for additional terms, in most cases for a number of successive five-year periods. The following table sets forth certain data concerning the expiration dates of all leases with renewal options as of October 1, 2011:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2012	993	86
2013-2015	3,230	252
2016-2018	1,672	381
2019-2021	573	530
2022 and thereafter	42	5,261

We own our corporate headquarters and a distribution center located on a 108-acre tract of land in Matthews, North Carolina, just outside of Charlotte, in two buildings containing approximately 1.24 million square feet. We use approximately 930,000 square feet for the distribution center, which includes receiving, warehousing, shipping, and storage facilities, and we use approximately 310,000 square feet for the corporate headquarters.

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

In addition, in fiscal 2011, we began construction on our 10th distribution center in Ashley, Indiana.

ITEM 3.	LEGAL PROCEEDINGS

Information for this item is included in Note 10 to the Consolidated Financial Statements included in this Report, and incorporated herein by reference.

ITEM 4.	REMOVED AND RESERVED

Executive Officers of the Company

The following information is furnished with respect to each of the executive officers of Family Dollar as of October 1, 2011.

Name	Position and Office	Age
Howard R. Levine	Chairman of the Board and Chief Executive Officer	52

R. James Kelly	Vice Chair	64

Michael K. Bloom	President and Chief Operating Officer	51

Dorlisa K. Flur	Vice Chair, Strategy and Chief Administrative Officer	46

Charles S. Gibson, Jr.	Executive Vice President-Supply Chain	50

Barry W. Sullivan	Executive Vice President-Store Operations	47

Kenneth T. Smith	Senior Vice President-Chief Financial Officer	49

James C. Snyder, Jr.	Senior Vice President-General Counsel and Secretary	47

Bryan E. Venberg	Senior Vice President-Human Resources	43

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

Mr. R. James Kelly was employed by the Company as Vice Chairman-Chief Financial and Administrative Officer in January 1997 and was promoted to President and Chief Operating Officer in August 2006. In September 2011, Mr. Kelly advised the Board of Directors of his desire to retire and will serve as Vice Chair of the Company until spring 2012.

Mr. Michael K. Bloom was employed by the Company as President and Chief Operating Officer of the Company in September 2011. Prior to joining the Company, Mr. Bloom served as Executive Vice President – Merchandising, Supply Chain, Marketing and Advertising for CVS Caremark Corporation, a pharmacy healthcare provider, since June 2006. Mr. Bloom began his 20-year career with CVS Caremark in store operations and progressed through a number of positions with increasing responsibility including category manager, Vice President—Consumer Healthcare, and Senior Vice President – Merchandising. Before joining CVS, Mr. Bloom spent ten years as a manager/executive with the Virginia-based People’s Drug Stores and the Florida division of Toronto-based Shopper’s Drug Mart.

Ms. Dorlisa K. Flur was employed by the Company as Senior Vice President-Strategy and Business Development in June 2004 and was promoted to Executive Vice President-Strategy and Marketing in October 2008 and to Executive Vice President-Chief Merchandising Officer in August 2009. In September 2011, Ms. Flur was promoted to Vice Chair, Strategy and Chief Administrative Officer.

Mr. Charles S. Gibson, Jr., was employed by the Company as Vice President-Logistics in September 1997 and was promoted to Senior Vice President-Distribution and Logistics in October 1999 and to Executive Vice President-Supply Chain in September 2003.

Mr. Barry W. Sullivan was employed by the Company as Vice President-Store Operations in September 2002 and was promoted to Senior Vice President-Store Operations in May 2005 and to Executive Vice President-Store Operations in October 2007.

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

Our common stock is traded on the NYSE under the ticker symbol FDO. At October 1, 2011, there were approximately 2,701 holders of record of our common stock. The accompanying tables give the high and low sales prices of our common stock and the dividends declared per share for each quarter of fiscal 2011 and fiscal 2010. We expect that dividends will continue to be declared quarterly for the foreseeable future.

Market Prices and Dividends

2011	High	Low	Dividend
First Quarter	$51.13	$42.15	$.15 1/2
Second Quarter	55.62	41.31	.18
Third Quarter	56.92	48.95	.18
Fourth Quarter	56.25	44.42	.18

2010	High	Low	Dividend
First Quarter	$31.63	$25.52	$.13 1/2
Second Quarter	33.57	27.15	.15 1/2
Third Quarter	42.07	32.30	.15 1/2
Fourth Quarter	44.03	35.31	.15 1/2

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended August 27, 2011, by us, on our behalf or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
June (5/29/11-7/2/11)	117,442	$52.83	117,442	4,426,543
July (7/3/11-7/30/11)	1,266,600	52.86	1,266,600	3,240,709
August (7/31/11-8/27/11)	1,637,000	51.80	1,637,000	1,836,334

Total	3,021,042	$52.28	3,021,042	1,836,334

(1)

On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of our outstanding common stock. There was $87.3 million remaining under this authorization as of August 27, 2011.

(2)	Remaining dollar amounts are converted to shares using the closing stock price as of the end of the fiscal month.

The stock repurchases in the table above include both open market purchases and purchases made in connection with structured repurchase agreements. See Note 12 to the Consolidated Financial Statements included in this Report for more information.

Additionally note that the table above does not include the Board authorization announced on September 28, 2011, to purchase up to an additional $250 million of our common stock.

Equity Compensation Plan Information

This information will be included in our proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2012, under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Stock Performance Graph

The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended August 27, 2011, compared with the cumulative total returns of the S&P 500 Index and the S&P General Merchandise Stores Index. The comparison assumes that $100 was invested in Family Dollar common stock on August 26, 2006, and in each of the foregoing indices on August 31, 2006, and that dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Financial Data

	Years Ended
(in thousands, except per share, store, and net sales per square foot data)	August 27, 2011	August 28, 2010	August 29, 2009	August 30, 2008	September 1, 2007
Net sales	$8,547,835	$7,866,971	$7,400,606	$6,983,628	$6,834,305
Cost of sales	5,515,540	5,058,971	4,822,401	4,637,826	4,512,242

	3,032,295	2,808,000	2,578,205	2,345,802	2,322,063
Selling, general and administrative expenses	2,394,223	2,232,402	2,120,936	1,980,496	1,933,430

Operating profit	638,072	575,598	457,269	365,306	388,633
Income before income taxes	617,158	563,858	450,925	361,762	381,896
Income taxes	228,713	205,723	159,659	128,689	139,042

Net income	388,445	358,135	291,266	233,073	242,854

Diluted net income per common share	$3.12	$2.62	$2.07	$1.66	$1.62
Dividends declared	84,342	80,394	74,013	68,537	66,361
Dividends declared per common share	0.695	0.600	0.530	0.490	0.450

Comparable store sales growth(1)	5.5%	4.8%	4.0%	1.2%	0.9%
Selling square feet	49,996	48,225	47,120	46,324	45,251
Net sales per square foot(2)	$174	$165	$158	$152	$154

Consumables sales	66.5%	65.1%	64.4%	61.0%	58.8%
Home products sales	12.7%	13.2%	13.4%	14.4%	15.1%
Apparel and accessories sales	10.0%	10.7%	11.2%	13.1%	14.4%
Seasonal and electronics sales	10.8%	11.0%	11.0%	11.5%	11.7%

Net cash provided by (used in):
Operating activities	$528,064	$591,539	$529,199	$515,738	$415,777
Investing activities	(280,418)	(306,948)	(109,355)	(199,556)	(191,835)
Financing activities	(488,995)	(340,727)	(139,456)	(244,856)	(216,493)

Total capital expenditures	(345,268)	(212,435)	(155,401)	(167,932)	(131,594)
Total repurchases of common stock	(670,466)	(332,189)	(71,067)	(97,674)	(257,523)

Total assets(3)	$2,996,205	$2,968,145	$2,864,112	$2,689,354	$2,645,425
Working capital(3)	516,789	641,527	718,509	453,806	586,531
Long-term investment securities	107,458	147,108	163,545	222,104	—
Long-term debt	548,570	250,000	250,000	250,000	250,000
Shareholders’ equity	1,087,074	1,421,554	1,440,060	1,254,083	1,174,641

Stores opened	300	200	180	205	300
Stores closed	62	70	96	64	43
Number of stores—end of year	7,023	6,785	6,655	6,571	6,430

(1)

Comparable store sales include stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year.

(2)

Net sales per square foot was calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters.

(3)	Prior year amounts have been revised to conform with current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for fiscal 2011, fiscal 2010, and fiscal 2009, and our expectations for fiscal 2012. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Report. Our discussion contains forward-looking statements which are based upon our current expectations and which involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the “Cautionary Statement Regarding Forward-Looking Statements” in the General Information section of this Report and the “Risk Factors” listed in Part I—Item 1A of this Report.

Our fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2011, fiscal 2010 and fiscal 2009 were 52-week years.

Executive Overview

We operate a chain of more than 7,000 general merchandise retail discount stores in 44 states, providing primarily low- and middle-income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.

During fiscal 2011 as compared with fiscal 2010, our net sales increased 8.7% to $8.5 billion, our net income increased 8.5% to $388.4 million, and our diluted net income per common share increased 19.1% to $3.12. Comparable store sales (stores open more than 13 months) for fiscal 2011 increased 5.5% compared with fiscal 2010. Our strong performance during fiscal 2011 was due primarily to our strong sales performance and an improvement in selling, general and administrative (“SG&A”) expenses, as a percentage of net sales.

Several years ago, we slowed new store growth to focus on improving returns in existing stores and the chain overall. We completed an end-to-end re-engineering of our merchandising and supply chain processes, enhanced the performance of our store teams, refreshed our store technology platform, and created a store layout for new stores that is more convenient and easier to shop. As a result of these investments, we have upgraded our operational capabilities, increased profitability, gained productivity and expanded our financial returns. More importantly, these investments have provided us with a strong foundation to accelerate revenue growth.

In today’s uncertain economic environment, value and convenience continues to resonate with consumers. Our strategy of providing customers with value and convenience continues to attract not only our core low-income customers but also middle-income families with greater frequency. To continue to capitalize on this opportunity, we have launched several initiatives to enhance the customer’s shopping experience and improve their perception of our value and convenience proposition.

During fiscal 2011, we continued to focus on achieving our four corporate goals: build customer loyalty and experience; develop diverse, high performing teams; deliver profitable sales growth; and drive continuous improvement. These goals are designed to drive both short-term and longer-term financial results. The following are some highlights from these efforts.

•	We accelerated our new store growth and increased our store openings by 50% from fiscal 2010 to 300 stores.

•

We renovated 972 stores under our comprehensive store renovation program. This program is intended to increase our competitiveness and sales productivity by transforming the customer’s shopping experience in a Family Dollar store. As a part of this program, we: expanded key consumable categories and created more intuitive merchandise adjacencies; improved the navigational signage; leveraged new fixtures that enhance customer sightlines, increase capacity, and simplify restocking and recovery processes; created a warmer, more inviting shopping environment that includes a refresh of the building façade and exterior signage; raised store standards; improved store operating processes and leveraged technology to increase workforce productivity; and raised our customer service standards by strengthening our Team Member engagement with enhanced training, improved recognition programs and more consistent Team Member branding.

•

To respond to customer demand, provide our customers with more value and convenience, and increase productivity in all stores, we significantly expanded our merchandise assortment in both food and health and beauty aids in stores that were not renovated in fiscal 2011, in addition to the stores we renovated. Our objective was to drive traffic with an expanded selection of consumables while also driving a larger basket with more impulse purchases and greater in-store excitement. In fiscal 2011, we completed this expansion in more than 5,700 stores.

•

We made significant progress in increasing our penetration of private brands. In fiscal 2011, private brands sales increased by approximately 22% over fiscal 2010. Private brands consumable sales performed especially well, increasing by 26% over fiscal 2010. In fiscal 2011, private brands sales represented approximately 25% of total sales and approximately 16% of total consumable sales.

•

We launched an initiative designed to help us leverage our workforce more effectively, improve store-level execution and increase workforce productivity. Through this effort, we re-engineered many of our core store processes, including shelf re-stocking, the check-out experience, store recovery and in-store merchandising. Through the application of new technology and processes, we implemented new time and attendance procedures, addressed workflow and task management, and improved store-level execution. This has allowed us to more effectively manage store labor, a significant portion of our core expenses.

Fiscal 2012 Outlook

Building on the improvements we made over the past several years, we plan to continue to execute on our initiatives designed to deliver profitable sales growth, accelerate new store openings, and strengthen our value and convenience proposition in fiscal 2012.

Our new store performance has improved significantly in the last several years as a result of the utilization of stronger site selection tools as well as enhancements driven by our strategic initiatives. Our operational improvements, combined with softening real estate markets and a growing customer base, have resulted in additional opportunities for new store growth. During fiscal 2012, we plan to open between 450 and 500 new stores, which we expect will achieve our goal of 5% to 7% square footage growth. During fiscal 2012, we plan to renovate, relocate or expand more than 1,000 stores.

Building on the momentum of private brand growth in fiscal 2011, we intend to increase our penetration of private brands even further in fiscal 2012. We expect to launch several new brands that will offer our customers more quality and value while also refreshing a few of our existing brands to broaden their appeal. We intend to drive greater awareness of our private brand program through increased marketing and visual merchandising support.

To continue to deliver profitable sales, in fiscal 2012 we plan to continue to expand our Global Sourcing teams, develop stronger processes to help us integrate our sourcing activities with our category management efforts, and continue to expand our supplier network. We expect these efforts will continue to increase our profitability and help to mitigate some margin pressures.

During fiscal 2012, we expect net sales to grow due to the acceleration of our new store growth and an increase in comparable stores sales. We expect comparable store sales to increase as a result of our current strategic initiatives, as well as continued benefits from operational improvements over the past several years. We expect sales will continue to be strongest in the Consumables category, as customers continue to constrain their discretionary spending in response to continued economic pressure. We expect cost of sales, as a percentage of net sales, will be approximately flat. We expect that the adverse impact of stronger sales of lower margin consumables and higher freight costs will be mitigated by the expected benefits of private brands and global sourcing. We expect SG&A expenses to decrease as a percentage of net sales as a result of our comparable store sales growth and continued productivity improvements, which we expect will offset increased expense pressure from our aggressive investment agenda.

Results of Operations

Our results of operations for fiscal 2011, fiscal 2010 and fiscal 2009 are highlighted in the table below and discussed in the following paragraphs:

	Years Ended
(in thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Net sales	$8,547,835	$7,866,971	$7,400,606

Cost and expenses:
Cost of sales	5,515,540	5,058,971	4,822,401
% of net sales	64.5%	64.3%	65.2%
Selling, general and administrative	2,394,223	2,232,402	2,120,936
% of net sales	28.0%	28.4%	28.7%

Cost of sales and operating expenses	7,909,763	7,291,373	6,943,337
% of net sales	92.5%	92.7%	93.8%

Operating profit	638,072	575,598	457,269
% of net sales	7.5%	7.3%	6.2%

Investment income	1,532	1,597	6,595
% of net sales	0.0%	0.0%	0.1%

Interest expense	22,446	13,337	12,939
% of net sales	0.3%	0.2%	0.2%

Income before income taxes	617,158	563,858	450,925
% of net sales	7.2%	7.2%	6.1%

Income taxes	228,713	205,723	159,659
% of net sales	2.7%	2.6%	2.2%

Net Income	$388,445	$358,135	$291,266
% of net sales	4.5%	4.6%	3.9%

Net Sales

Net sales increased 8.7% in fiscal 2011 compared to fiscal 2010, and 6.3% in fiscal 2010 compared to fiscal 2009. The net sales increases in fiscal 2011 and fiscal 2010 reflect increases in comparable store sales of 5.5% and 4.8%, respectively, with the balance of the increases due primarily to sales from new stores opened as part of our store growth program. Comparable store sales include stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The 5.5% increase in comparable store sales in fiscal 2011 resulted from increases in both customer traffic, as measured by the number of register transactions, and the dollar value of the average customer transaction.

During fiscal 2011, the customer count increased approximately 4.0%, and the average customer transaction increased approximately 1.5% compared to fiscal 2010. Sales during fiscal 2011 were strongest in the Consumables category.

The 4.8% increase in comparable store sales in fiscal 2010 resulted from an increase in customer traffic, as measured by the number of register transactions and an increase in the dollar value of the average customer transaction. During fiscal 2010, the customer count increased approximately 4.3%, and the average customer transaction increased approximately 0.5% compared to fiscal 2009. Sales during fiscal 2010 were strongest in the Consumables and Seasonal and Electronics categories.

During fiscal 2011, we opened 300 stores and closed 62 stores for a net addition of 238 stores, compared with the opening of 200 stores and closing of 70 stores for a net addition of 130 stores during fiscal 2010, and the opening of 180 stores and closing of 96 stores for a net addition of 84 stores during fiscal 2009.

Cost of Sales

Cost of sales increased 9.0% in fiscal 2011 compared to fiscal 2010 and 4.9% in fiscal 2010 compared to fiscal 2009. These increases were due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.5% in fiscal 2011, 64.3% in fiscal 2010, and 65.2% in fiscal 2009. The increase in cost of sales, as a percentage of net sales in fiscal 2011, as compared to fiscal 2010, was a result of the impact of stronger sales in lower margin consumables merchandise and increased freight costs, partially offset by lower inventory shrinkage. The impact of stronger sales of lower margin consumables was slightly offset by the effect of higher purchase mark-ups in many categories. We continue to focus on improving our purchase mark-ups through our price management, the continued development of our private brand assortment, and our global sourcing efforts. Freight costs were negatively impacted by higher diesel costs. We believe that inventory shrinkage benefited from workforce stabilization in our stores and improved analytics and monitoring processes.

The decrease in cost of sales, as a percentage of net sales, during fiscal 2010 as compared to fiscal 2009, was due primarily to lower inventory shrinkage, higher purchase mark-ups, lower freight expense, and lower markdown expense, which more than offset increased sales of lower-margin consumable merchandise. We believe that inventory shrinkage benefited from higher store manager retention, lower levels of discretionary merchandise and improved analytics and monitoring processes. We continued to focus on improving our purchase mark-ups through our price management, the continued development of our private brand offering, and our global sourcing efforts. Freight expense benefited from improvements in inventory productivity, the impact of lower diesel costs on the first half of fiscal 2010, and increased transportation productivity and efficiency. Markdown expense benefited from strong sales of seasonal merchandise, our continued focus on improving inventory productivity and managing inventory risk, and the absence of any markdown expense during fiscal 2010 for products containing lead/phthalates. We incurred approximately $6.8 million of lead/phthalate markdown expense during fiscal 2009 in connection with new product safety legislation.

Selling, General and Administrative Expenses

SG&A expenses increased 7.2% in fiscal 2011, compared to fiscal 2010, and 5.3% in fiscal 2010, compared to fiscal 2009. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.0% in fiscal 2011, 28.4% in fiscal 2010, and 28.7% in fiscal 2009. Most expenses in fiscal 2011 were leveraged as a result of a 5.5% increase in comparable store sales and continued productivity improvements. The increased comparable store sales volumes helped offset our investments to drive revenue growth, including store renovations, extended store hours and enhanced marketing efforts. In addition, SG&A expenses, as a percentage of net sales, were leveraged as a result of lower non-store payroll costs, including incentive compensation expense, (approximately 0.3% of net sales) in fiscal 2011, as compared to fiscal 2010. Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in fiscal 2011, as compared to fiscal 2010.

Most costs in fiscal 2010, as compared to fiscal 2009, including occupancy costs, were leveraged as a result of a 4.8% increase in comparable store sales and continued productivity improvements. As a percentage of net sales, decreases in insurance expense (approximately 0.2% of net sales) and utility expense (approximately 0.2% of net sales) more than offset an increase in store payroll expense (approximately 0.3% of net sales). Insurance expense continued to benefit from favorable trends in workers’ compensation and general liability costs, and our energy management efforts contributed to the decrease in utility expense. The increase in store payroll expense was due primarily to the expansion of our store operating hours.

Investment Income

Investment income decreased $0.1 million in fiscal 2011, compared to fiscal 2010, and $5.0 million in fiscal 2010, compared to fiscal 2009. The decreases in both years were primarily due to lower interest rates.

Interest Expense

Interest expense increased $9.1 million in fiscal 2011, compared to fiscal 2010, and increased $0.4 million in fiscal 2010, compared to fiscal 2009. On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021 (the “2021 Notes”). During fiscal 2011, we incurred $8.9 million in interest expense related to the 2021 Notes. We did not incur any interest expense during fiscal 2010 or fiscal 2009 related to the 2021 Notes.

Income Taxes

The effective tax rate was 37.1% for fiscal 2011, 36.5% in fiscal 2010, and 35.4% in fiscal 2009. The increase in the effective tax rate in fiscal 2011, as compared to fiscal 2010 was due primarily to an increase in our liabilities for uncertain tax positions and increases in valuation allowances, partially offset by an increase in federal jobs tax credits. The increase in the effective tax rate in fiscal 2010 as compared to fiscal 2009 was due primarily to a decrease in federal jobs tax credits, changes in state income taxes, and lower tax-exempt interest income, offset partially by a decrease in our liabilities for uncertain tax positions.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2011 was $528.1 million compared to $591.5 million in fiscal 2010 and $529.2 million in fiscal 2009. Our operating cash flows are generally sufficient to fund our regular operating needs, capital expenditure program, cash dividend payments, share repurchases, interest payments, and debt maturities. In fiscal 2011, we completed an initial public debt offering to supplement operating cash flows to provide additional capital for our investment initiatives and share repurchase program. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations, including our lease obligations and growth initiatives.

Credit Facilities

On November 17, 2010, we entered into a new four-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $400 million. The credit facility matures on November 17, 2014, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the previous 364-day $250 million unsecured revolving credit facility.

On August 17, 2011, we entered into a new five-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $300 million. The credit facility matures on August 17, 2016, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the previous five-year $200 million unsecured credit facility.

During fiscal 2011, we borrowed $46.0 million under the credit facilities at a weighted-average interest rate of 1.3%. As of August 27, 2011, and August 28, 2010, we had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 27, 2011, we were in compliance with all such covenants.

Long-Term Debt

On January 28, 2011, we issued $300 million of 5.00% unsecured senior notes due February 1, 2021 (the “2021 Notes”), through a public offering. Our proceeds were approximately $298.5 million, net of an issuance discount of $1.5 million. In addition, we incurred issuance costs of approximately $3.3 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes. Interest on the 2021 Notes is payable semi-annually in arrears on the 1st day of February and August of each year, commencing on August 1, 2011. The 2021 Notes rank pari passu in right of payment with our other unsecured senior indebtedness and will be senior in right of payment to any subordinated indebtedness. We may redeem the 2021 Notes in whole at any time or in part from time to time, at our option, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the 2021 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The proceeds of the issuance were used to fund our share repurchase program and for general corporate purposes.

On September 27, 2005, we obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the 2015 Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 27, 2011, we were in compliance with all such covenants.

On November 17, 2010, we amended the 2015 Notes to remove the subsidiary co-borrower and all subsidiary guarantors.

Other Considerations

Our merchandise inventories at the end of fiscal 2011 were 12.3% higher than at the end of fiscal 2010. Inventory per store at the end of fiscal 2011 was approximately 9% higher than inventory per store at the end of fiscal 2010. The increases were due primarily to the expansion of our assortment of consumable merchandise.

Capital expenditures for fiscal 2011 were $345.3 million, compared with $212.4 million in fiscal 2010, and $155.4 million in fiscal 2009. The increase in capital expenditures during fiscal 2011, as compared to fiscal 2010, was due primarily to the investments we made to drive revenue growth, including our comprehensive store renovation program, other improvements and upgrades to existing stores, purchases of new and existing stores, and supply chain projects (including the start of construction of the 10th distribution center). In fiscal 2011, we purchased 44 stores, including existing stores from our landlords and the construction of new stores, compared to 20 existing stores purchased from our landlords in fiscal 2010. During fiscal 2011, we opened 300 new stores, compared to 200 new stores during fiscal 2010. The increase in capital expenditures during fiscal 2010 as compared to fiscal 2009 was due primarily to the investments we made to drive revenues, including improvements and upgrades to existing stores, distribution center improvements and technology-related projects.

Capital expenditures for fiscal 2012 are expected to be between $550 and $600 million. The planned increase in capital expenditures in fiscal 2012 is due primarily to our efforts to support new store openings, execute our comprehensive store renovation program and invest in our distribution network. In fiscal 2012, we expect to increase the number of stores we own through the initial construction of stores as we look to leverage our lower cost of capital compared to the developers’ higher rate and reduce our effective cost of ownership. Also, in fiscal 2012, we expect to renovate, relocate or expand more than 1,000 stores. We also plan to complete construction of our 10th distribution center and begin construction of our 11th distribution center.

During fiscal 2011, we purchased 13.9 million shares of our common stock at a cost of $670.5 million, compared to 9.4 million shares at a cost of $332.2 million in fiscal 2010, and 2.3 million shares at a cost of $71.1 million in fiscal 2009. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock. As such, after the announcement, the Company had $337.3 million remaining under current authorizations.

The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase programs do not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of fiscal 2011, these cash and cash equivalents and investment securities balances were $53.2 million, and $93.0 million, respectively.

Cash Flows from Operating Activities

Cash provided by operating activities decreased $63.5 million during fiscal 2011, as compared to fiscal 2010. The decrease was due primarily to an increase in merchandise inventories primarily offset by changes in other liabilities and higher net income, all in the ordinary course of business.

Cash provided by operating activities increased $62.3 million during fiscal 2010, as compared to fiscal 2009. The increase was due primarily to an increase in net income. An increase in our merchandise inventories was offset by an increase in accounts payable and accrued liabilities and changes in our income tax receivable/payable amounts, all in the ordinary course of business.

Cash Flows from Investing Activities

Cash used in investing activities decreased $26.5 million during fiscal 2011, as compared to fiscal 2010. The change was due primarily to a net increase in sales of investment securities in fiscal 2011, as compared to fiscal 2010, offset by an increase in capital expenditures of $132.8 million. The net increase in sales of investment securities was due to the continued liquidation of our auction rate securities and the increase in capital expenditures as discussed above.

Cash used in investing activities increased $197.6 million during fiscal 2010, as compared to fiscal 2009. The increase was due to an increase in purchases of investment securities and an increase in capital expenditures. We purchased $142.7 million of investment securities during fiscal 2010, compared to no purchases during fiscal 2009. Due to volatility in the financial markets and the liquidity issues surrounding our auction rate securities, we did not purchase any investment securities during fiscal 2009 and only liquidated $44.9 million of investment securities.

Cash Flows from Financing Activities

Cash used in financing activities increased $148.3 million during fiscal 2011, as compared to fiscal 2010. The increase was primarily due to an increase in repurchases of common stock and changes in cash overdrafts, partially offset by the issuance of new debt. During fiscal 2011, we purchased $670.5 million of our common stock, as compared to $332.2 million in fiscal 2010. Cash overdrafts decreased $47.7 million in fiscal 2011, as compared to an increase of $49.7 million in fiscal 2010. See Note 1 to the Consolidated Financial Statements included in this report for an explanation of our cash overdrafts. Additionally, in fiscal 2011, we issued $300 million of 5.00% unsecured senior notes, creating a significant cash inflow from financing activities as compared to fiscal 2010.

Cash used in financing activities increased $201.3 million during fiscal 2010, as compared to fiscal 2009. The increase was due primarily to an increase in repurchases of common stock, partially offset by changes in cash overdrafts. We paid $332.2 million for purchases of our common stock during fiscal 2010 compared to $71.1 million in fiscal 2009. Cash overdrafts increased $49.7 million during fiscal 2010 compared with a $27.3 million decrease in fiscal 2009.

Contractual Obligations and Other Commercial Commitments

The following table shows our obligations and commitments to make future payments under contractual obligations at the end of fiscal 2011.

	Payments Due During the Period Ending
(in thousands) Contractual Obligations	Total	August 2012	August 2013	August 2014	August 2015	August 2016	Thereafter
Long-term debt	$550,000	$16,200	$16,200	$16,200	$16,200	$185,200	$300,000
Interest	188,676	27,609	26,760	25,911	25,063	15,833	67,500
Merchandise letters of credit	105,501	105,501	—	—	—	—	—
Operating leases	1,426,759	364,228	323,424	273,778	220,029	164,854	80,446
Construction obligations	44,568	44,568	—	—	—	—	—
Minimum royalties(1)	9,050	2,750	2,800	2,800	700	—	—

Total	$2,324,554	$560,856	$369,184	$318,689	$261,992	$365,887	$447,946

(1)	Minimum royalty payments related to an exclusive agreement to sell certain branded merchandise.

At the end of fiscal 2011, approximately $92.5 million of the merchandise letters of credit were included in accounts payable and accrued liabilities on our Consolidated Balance Sheet. Most of our operating leases provide us with an option to extend the term of the lease at designated rates. See Part I—Item 2—“Properties” in this Report.

As of August 27, 2011, we had $26.3 million in liabilities related to our uncertain tax positions. At this time, we cannot reasonably determine the timing of any payments related to these liabilities, except for $4.9 million, which were classified as current liabilities and may become payable within the next 12 months. See Note 8 to the Consolidated Financial Statements included in this Report for more information on our tax liabilities.

The following table shows our other commercial commitments at the end of fiscal 2011.

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$137,982
Surety bonds	9,445

Total	$147,427

A substantial portion of the outstanding amount of standby letters of credit (which are primarily renewed on an annual basis) is used as surety for future premium and deductible payments to our workers’ compensation and general liability insurance carrier. We accrue for these future payment liabilities as described in the “Critical Accounting Policies” section of this discussion.

We issue inventory purchase orders in the normal course of business, which represent purchase authorizations that can be canceled. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from the table above. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements other than the operating leases included in the “Contractual Obligations and Other Commercial Commitments” section above.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011. We will adopt this guidance in the third quarter of fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011. We will adopt this guidance in the third quarter of fiscal 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Merchandise Inventories:

Our inventories are valued using the retail method, based on retail prices less mark-on percentages, which approximates the lower of first-in, first-out (FIFO) cost or market. We record adjustments to inventory through cost of sales when retail price reductions, or markdowns, are taken against on-hand inventory. In addition, we make estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation. These estimates and judgments are based on the application of a consistent methodology each period. While we believe that we have sufficient current and historical knowledge to record reasonable estimates for these components, if actual demand or market conditions are different than our projections, it is possible that actual results could differ from recorded estimates. This risk is generally higher for seasonal merchandise than for non-seasonal merchandise. We estimate inventory losses for damaged, lost or stolen inventory (inventory shrinkage) for the period from the most recent physical inventory to the financial statement date. The accrual for estimated inventory shrinkage was $48.0 million as of the end of fiscal 2011 and $49.5 million as of the end of fiscal 2010. The accrual for estimated inventory shrinkage is based on the trailing twelve-month actual inventory shrinkage rate and can fluctuate from period to period based on the timing of the physical inventory counts. Stores receive a physical inventory at least annually. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2011.

Property and Equipment:

We state property and equipment at cost. We calculate depreciation for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five or ten years) or the asset’s useful economic life. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. We generally do not assign salvage value to property and equipment. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, our impairment losses on fixed assets, which typically relate to normal store closings, have not been material to our financial position and results of operations. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2011. See Notes 1 and 4 to the Consolidated Financial Statements included in this Report for more information on property and equipment.

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

We record our liabilities for workers’ compensation, general liability and auto liability costs on a gross basis, and record a separate insurance asset for amounts recoverable under stop-loss insurance policies on the Consolidated Balance Sheets. In addition, our gross liabilities and the related insurance asset are separated into current and non-current amounts on the Consolidated Balance Sheets.

Our total liabilities for workers’ compensation, general liability and auto liability costs were $249.6 million ($56.4 million current and $193.2 million non-current) as of the end of fiscal 2011, and $249.4 million ($63.7 million current and $185.7 million non-current) as of the end of fiscal 2010. The current portion of the liabilities is included in accrued liabilities on the Consolidated Balance Sheets, and the non-current portion is included in other liabilities. The insurance assets related to these amounts totaled $36.7 million ($3.0 million current and

$33.7 million non-current) as of the end of fiscal 2011, and $37.9 million ($3.2 million current and $34.7 million non-current) as of the end of fiscal 2010. The current portion of the assets is included in prepayments and other current assets on the Consolidated Balance Sheets, and the non-current portion is included in other assets. There were no other material estimates for insurance liabilities during fiscal 2011 or fiscal 2010. Our insurance expense during fiscal 2011, fiscal 2010 and fiscal 2009 was impacted by changes in our liabilities for workers’ compensation, general liability and auto liability costs. See our discussion of SG&A expenses under “Results of Operations” above for more information.

Contingent Income Tax Liabilities:

We are subject to routine income tax audits that occur periodically in the normal course of business and we record contingent income tax liabilities related to our uncertain tax positions. Our liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements and are influenced by our historical audit experiences with various state and federal taxing authorities as well as by current income tax trends. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. Our liabilities related to uncertain tax positions were $26.3 million as of the end of fiscal 2011, and $23.4 million as of the end of fiscal 2010. There were no material changes in the estimates or assumptions used to determine contingent income tax liabilities during fiscal 2011. See Note 8 to the Consolidated Financial Statements included in this Report for more information on our contingent income tax liabilities.

Contingent Legal Liabilities:

We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate the claims and proceedings each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. Our total legal liabilities were not material as of the end of fiscal 2011 or fiscal 2010. There were no material changes in the estimates or assumptions used to determine contingent legal liabilities during fiscal 2011. See Note 10 to the Consolidated Financial Statements included in this Report for more information on our contingent legal liabilities.

Stock-based Compensation Expense:

We measure stock-based compensation expense based on the estimated fair value of the award on the grant date. The determination of the fair value of our employee stock options on the grant date is calculated using a Black-Scholes option-pricing model and is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We also grant performance share rights and adjust compensation expense each quarter based on the ultimate number of shares expected to be issued. If factors change and we employ different assumptions to measure stock-based compensation in future periods, the compensation expense recorded may differ significantly from the amount recorded in the current period. Our results for fiscal 2011, fiscal 2010 and fiscal 2009 include stock-based compensation expense of $14.7 million, $15.7 million and $13.3 million, respectively. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2011. See Note 11 to the Consolidated Financial Statements included in this Report for more information on stock-based compensation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During fiscal 2011, we incurred an immaterial amount of interest expense related to our credit facilities. We did not incur any interest expense related to our credit facilities in fiscal 2010.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of August 27, 2011, we had a $9.3 million unrealized loss ($5.8 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Financial Statements included in this Report and “Risk Factors” set forth in Part I—Item IA of this Report for more information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FAMILY DOLLAR STORES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Family Dollar Stores, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Family Dollar Stores, Inc., and its subsidiaries at August 27, 2011 and August 28, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 27, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A elsewhere in this Report. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

October 25, 2011

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except per share amounts)	August 27, 2011	August 28, 2010	August 29, 2009
Net sales	$8,547,835	$7,866,971	$7,400,606
Cost and expenses:
Cost of sales	5,515,540	5,058,971	4,822,401
Selling, general and administrative	2,394,223	2,232,402	2,120,936

Cost of sales and operating expenses	7,909,763	7,291,373	6,943,337

Operating profit	638,072	575,598	457,269
Investment income	1,532	1,597	6,595
Interest expense	22,446	13,337	12,939

Income before income taxes	617,158	563,858	450,925
Income taxes	228,713	205,723	159,659

Net income	$388,445	$358,135	$291,266

Net income per common share—basic	$3.15	$2.64	$2.08

Weighted average shares—basic	123,360	135,745	139,894

Net income per common share—diluted	$3.12	$2.62	$2.07

Weighted average shares—diluted	124,486	136,596	140,522

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)	August 27, 2011	August 28, 2010

Assets
Current assets:
Cash and cash equivalents	$141,405	$382,754
Short-term investment securities	96,006	120,325
Merchandise inventories	1,154,660	1,028,022
Deferred income taxes	60,011	52,190
Income tax refund receivable	10,326	—
Prepayments and other current assets	71,436	63,005

Total current assets	1,533,844	1,646,296
Property and equipment, net	1,280,589	1,111,966
Investment securities	107,458	147,108
Other assets	74,314	62,775

Total assets	$2,996,205	$2,968,145

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$16,200	$—
Accounts payable	685,063	676,975
Accrued liabilities	310,818	309,347
Income taxes	4,974	18,447

Total current liabilities	1,017,055	1,004,769
Long-term debt	532,370	250,000
Other liabilities	270,466	253,576
Deferred income taxes	89,240	38,246
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.10 par; authorized 600,000,000 shares; issued 147,316,232 shares at August 27, 2011, and 146,496,237 shares at August 28, 2010, and outstanding 117,353,341 shares at August 27, 2011, and 130,452,959 shares at August 28, 2010	14,732	14,650
Capital in excess of par	274,445	243,831
Retained earnings	1,969,749	1,665,646
Accumulated other comprehensive loss	(6,403)	(7,046)
Common stock held in treasury, at cost (29,962,891 shares at August 27, 2011, and 16,043,278 shares at August 28, 2010)	(1,165,449)	(495,527)

Total shareholders’ equity	1,087,074	1,421,554

Total liabilities and shareholders’ equity	$2,996,205	$2,968,145

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended August 27, 2011, August 28, 2010, and August 29, 2009

(in thousands, except per share and share amounts)	Common Stock	Capital in excess of par	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance, August 30, 2008 (139,704,542 shares common stock; 4,427,779 shares treasury stock)	$14,413	$166,669	$1,170,652	$(4,862)	$(92,789)	$1,254,083
Net income for the year			291,266			291,266
Unrealized gains (losses) on investment securities (net of $2.5 million of taxes)				(4,626)		(4,626)
Reclassification adjustment for (gains) losses realized in net income (net of $0.3 million of taxes)				528		528

Comprehensive income						287,168
Issuance of 1,353,413 common shares under incentive plans, including tax benefits	136	31,450				31,586
Purchase of 2,271,528 common shares for treasury					(71,067)	(71,067)
Issuance of 9,405 shares of treasury stock under incentive plans (Director compensation)		197			73	270
Stock-based compensation		12,033				12,033
Dividends on common stock, $.53 per share			(74,013)			(74,013)

Balance, August 29, 2009 (138,795,832 shares common stock; 6,689,902 shares treasury stock)	14,549	210,349	1,387,905	(8,960)	(163,783)	1,440,060
Net income for the year			358,135			358,135
Unrealized gains (losses) on investment securities (net of $1.2 million of taxes)				1,914		1,914

Comprehensive income						360,049
Issuance of 1,010,503 common shares under incentive plans, including tax benefits	101	21,045				21,146
Purchase of 9,370,908 common shares for treasury					(332,189)	(332,189)
Issuance of 17,532 shares of treasury stock under incentive plans (Director compensation)		95			445	540
Stock-based compensation		12,342				12,342
Dividends on common stock, $.60 per share			(80,394)			(80,394)

Balance, August 28, 2010 (130,452,959 shares common stock; 16,043,278 shares treasury stock)	14,650	243,831	1,665,646	(7,046)	(495,527)	1,421,554
Net income for the year			388,445			388,445
Unrealized gains (losses) on investment securities (net of $0.6 million of taxes)				904		904
Other				(261)		(261)

Comprehensive income						389,088
Issuance of 819,995 common shares under incentive plans, including tax benefits	82	16,430				16,512
Purchase of 13,934,868 common shares for treasury					(670,466)	(670,466)
Issuance of 15,255 shares of treasury stock under incentive plans (Director compensation)		131			544	675
Stock-based compensation		14,053				14,053
Dividends on common stock, $.695 per share			(84,342)			(84,342)

Balance, August 27, 2011 (117,353,341 shares common stock; 29,962,891 shares treasury stock)	$14,732	$274,445	$1,969,749	$(6,403)	$(1,165,449)	$1,087,074

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Cash flows from operating activities:
Net income	$388,445	$358,135	$291,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,455	172,037	159,808
Deferred income taxes	46,805	8,123	4,426
Excess tax benefits from stock-based compensation	(4,745)	(1,676)	(704)
Stock-based compensation	14,728	13,163	11,538
Loss on disposition of property and equipment, including impairment	9,461	7,244	9,924
Other gains and losses	—	—	1,228
Changes in operating assets and liabilities:
Merchandise inventories	(126,638)	(34,225)	38,888
Prepayments and other current assets	(8,409)	200	238
Other assets	(4,888)	2,666	6,027
Accounts payable and accrued liabilities	37,057	61,646	12,373
Income taxes	(23,799)	25,389	(1,401)
Other liabilities	17,592	(21,163)	(4,412)

	528,064	591,539	529,199

Cash flows from investing activities:
Purchases of investment securities	(352,082)	(142,730)	—
Sales of investment securities	415,877	46,888	44,943
Capital expenditures	(345,268)	(212,435)	(155,401)
Proceeds from dispositions of property and equipment	1,055	1,329	1,103

	(280,418)	(306,948)	(109,355)

Cash flows from financing activities:
Revolving credit facility borrowings	46,000	—	—
Repayment of revolving credit facility borrowings	(46,000)	—	—
Issuance of long-term debt	298,482	—	—
Payment of debt issuance costs	(7,811)	(651)	(624)
Repurchases of common stock	(670,466)	(332,189)	(71,067)
Change in cash overdrafts	(47,722)	49,687	(27,256)
Proceeds from exercise of employee stock options	17,216	19,663	31,525
Excess tax benefits from stock-based compensation	4,745	1,676	704
Payment of dividends	(83,439)	(78,913)	(72,738)

	(488,995)	(340,727)	(139,456)

Net change in cash and cash equivalents	(241,349)	(56,136)	280,388
Cash and cash equivalents at beginning of year	382,754	438,890	158,502

Cash and cash equivalents at end of year	$141,405	$382,754	$438,890

Supplemental disclosures of cash flow information:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$36,220	$22,848	$4,575
Cash paid during the period for:
Interest, net of amounts capitalized	20,395	12,568	12,192
Income taxes, net of refunds	201,843	175,915	158,486

The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description	of Business and Summary of Significant Accounting Policies:

Description of business

The Company operates a chain of more than 7,000 general merchandise retail discount stores in 44 contiguous states, providing low- and middle-income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Company’s products include health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, apparel and domestics. In the typical Family Dollar store, the majority of the products are priced at $10 or less, with many of the products priced at $1 or less. The Company manages its business on the basis of one operating segment.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Fiscal year

The Company’s fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2011, fiscal 2010 and fiscal 2009 were 52-week years.

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments and consists primarily of money market funds and other overnight investments. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is remote. Payments due from banks for third-party credit card, debit card and electronic benefit transactions are generally processed within 24-72 hours and are classified as cash equivalents.

The Company maintains zero balance cash disbursement accounts with certain banks. Outstanding checks in excess of funds on deposit with respect to these banks, referred to as cash overdrafts, are classified as accounts payable on the Consolidated Balance Sheets, and totaled $2.0 million at the end of fiscal 2011. Cash overdrafts totaled $49.7 million at the end of fiscal 2010. Changes in these overdraft amounts are recorded as financing activities on the Consolidated Statements of Cash Flows.

The Company’s wholly-owned captive insurance subsidiary maintains balances in cash and cash equivalents that are used in connection with the Company’s retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. These cash and cash equivalents balances totaled $53.2 million as of the end of fiscal 2011 and $42.1 million as of the end of fiscal 2010.

Investment securities

The Company classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of accumulated other comprehensive income within shareholders’ equity. The Company’s short-term investment securities currently consist primarily of debt securities such as municipal bonds, and variable-rate demand notes. The Company’s long-term investment securities currently consist of auction rate securities. See Notes 2 and 3 for more information on the Company’s investment securities.

In addition to the cash and cash equivalents balances discussed above, the Company’s wholly-owned captive insurance subsidiary also maintains balances in investment securities that are not designated for general corporate purposes. These investment securities balances totaled $93.0 million as of the end of fiscal 2011 and $104.1 million as of the end of fiscal 2010.

Merchandise inventories

Inventories are valued using the retail method, based on retail prices less mark-on percentages, which approximates the lower of first-in, first-out (FIFO) cost or market. The Company records adjustments to inventory through cost of goods sold when retail price reductions, or markdowns, are taken against on-hand inventory. In addition, the Company makes estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation. These estimates and judgments are based on the application of a consistent methodology each period. The Company estimates inventory losses for damaged, lost or stolen inventory (inventory shrinkage) for the period from the most recent physical inventory to the financial statement date. The accrual for estimated inventory shrinkage is based on the trailing twelve-month actual inventory shrinkage rate and can fluctuate from period to period based on the timing of the physical inventory counts. Stores conduct a physical inventory at least annually.

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

Advertising costs

Advertising costs, net of co-op recoveries from vendors, are expensed during the period of the advertisement and amounted to $17.1 million, $12.4 million and $9.8 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

All of the Company’s store leases are classified as operating leases. The Company recognizes rental expense for its store leases on a straight-line basis over the base, non-cancelable lease term. For purposes of recognizing incentives, premiums and minimum rental expenses, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the Consolidated Statements of Income. See the “Revisions” section below for information about the revision of the classification of the deferred rent liability in fiscal 2011.

Certain leases provide for contingent rental payments based upon a percentage of store sales. The Company accrues for contingent rental expense as it becomes probable that specified sales targets will be met.

Income taxes

The Company records deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities. The Company estimates contingent income tax liabilities based on an assessment of the probability of the income-tax-related exposures and settlements related to uncertain tax positions. See Note 8 for more information on the Company’s income taxes.

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

Revisions

Certain prior period amounts have been revised to conform to current classifications. The deferred rent liability of $38.3 million as of August 28, 2010, previously classified as a current liability within Accrued Liabilities on the Consolidated Balance Sheets, has been moved to Other Liabilities (non-current). The portion of deferred income taxes related to deferred rent has also been revised and is now classified as non-current in the Consolidated Balance Sheets. These changes were not material and had no impact on the consolidated statements of earnings, shareholders’ equity or cash flows for any of the periods presented.

New accounting pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011. The Company will adopt this guidance in the third quarter of fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011. The Company will adopt this guidance in the third quarter of fiscal 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.	Fair Value Measurements:

Fair value accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value into three levels, with Level 1 being of the highest priority.

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are unobservable for the asset or liability.

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of August 27, 2011, and August 28, 2010, for items that are required to be measured at fair value on a recurring basis:

	August 27, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$77,842	$77,842	$—	$—
Investment securities:
Auction rate securities	107,608	—	150	107,458
Variable rate demand notes	42,299	42,299	—	—
Municipal debt securities	51,398	—	51,398	—
Corporate debt securities	950	—	950	—
Equity securities	1,209	1,209	—	—
Other assets:
Mutual funds(1)	15,580	15,580	—	—

	August 28, 2010
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$287,003	$287,003	$—	$—
Investment securities:
Auction rate securities	154,158	—	7,050	147,108
Variable rate demand notes	27,490	27,490	—	—
Municipal debt securities	44,224	—	44,224	—
Corporate debt securities	14,575	11,996	2,579	—
US government agency debt securities	25,017	25,017	—	—
Equity securities	1,969	1,969	—	—
Other assets:
Mutual funds(1)	11,402	11,402	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

During fiscal 2011, the Company re-evaluated its fair value hierarchy, specifically as it relates to a portion of its municipal and corporate debt securities. Although the Company believes these investments trade in active markets and prices could be obtained for identical assets, the Company believed that the classification of these investments as Level 2 was more appropriate because these investments are valued by a third-party pricing service where matrix pricing is used. Additionally, the classification of Level 2 versus Level 1 does not indicate a change in fair value or deterioration in the market where these investments are traded; it is a classification change based only on how the fair values were derived for these assets. As a result, the Company has revised the classification of these investments where matrix pricing is used to Level 2 for all periods presented.

On a non-recurring basis, the Company adjusts certain property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future cash flows. Impairment charges were not material during fiscal 2011.

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

Beginning in the second quarter of fiscal 2008, issues in the global credit and capital markets led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of August 27, 2011, substantially all of the Company’s $116.9 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings or upon maturity. During fiscal 2011, the Company liquidated $48.7 million of auction rate securities at par as a result of issuer calls. Substantially all of the Company’s remaining auction rate securities were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $9.3 million ($5.8 million, net of taxes) with respect to these investments as of August 27, 2011. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Balance Sheets. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $3.9 million to $17.0 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment. The Company determined that there was no other-than-temporary impairment as of August 27, 2011. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (95% AAA rated and 5% A rated) and the securities had a weighted average parity ratio of 109.5% as of August 27, 2011.

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during fiscal 2011 and fiscal 2010:

(in thousands)	Fiscal 2011	Fiscal 2010
Beginning Balance	$147,108	$163,545
Net unrealized gains included in other comprehensive income	2,125	3,813
Sales	(41,625)	(13,200)
Transfers out of Level 3	(150)	(7,050)

Ending Balance	$107,458	$147,108

The transfers out of Level 3 during fiscal 2011 and fiscal 2010 resulted from issuer call notices (at par). The Company treated the call notices as quoted prices in an inactive market (Level 2 inputs).

Additional Fair Value Disclosures

The estimated fair value of the Company’s current and long-term debt was $566.0 million as of August 27, 2011, and $277.8 million as of August 28, 2010. The significant increase in the fair value is primarily due to the issuance of $300 million par value of senior unsecured notes on January 28, 2011, as discussed in Note 5 below. The fair value for these new notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. Because a portion of the Company’s debt was a private placement and there are no quoted prices in active markets, the fair value of that portion was determined through the use of a discounted cash flow analysis using Level 3 inputs. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s current and long-term debt was greater than the carrying value of the debt by $16.0 million as of August 27, 2011, and $27.8 million as of August 28, 2010. See Note 5 for more information on the Company’s long-term debt.

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

The Company’s investments consisted of the following available-for-sale securities at the end of fiscal 2011 and fiscal 2010 (in thousands):

August 27, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Fair Value
Auction rate securities	$116,925	—	9,317	(1)	$107,608
Variable rate demand notes	42,299	—	—		42,299
Municipal debt securities	51,125	273	—		51,398
Corporate debt securities	941	9	—		950
Equity securities	1,979	—	770		1,209

(1)	The gross unrealized holding losses for fiscal 2011 were in a continuous unrealized loss position for 12 months or longer.

August 28, 2010	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Fair Value
Auction rate securities	$165,600	—	11,442	(1)	$154,158
Variable rate demand notes	27,500	—	10		27,490
Municipal debt securities	44,072	152	—		44,224
Corporate debt securities	14,551	24	—		14,575
US government agency debt securities	25,017	—	—		25,017
Equity securities	1,979	—	10		1,969

(1)	The gross unrealized holding losses for fiscal 2010 were in a continuous unrealized loss position for 12 months or longer.

As noted in Note 2 above, substantially all of the Company’s auction rate securities are not currently liquid and have contractual maturities ranging from 15 years to 46 years. The Company’s other debt securities include municipal bonds, variable-rate demand notes, agency bonds, discount notes, and commercial paper, and have weighted average maturities of less than one year. While the variable rate demand notes have underlying contractual maturities beyond one year, the securities are traded in the short-term as a result of 7-day put options.

Proceeds from sales of investment securities available-for-sale during fiscal 2011 were $415.9 million compared to $46.9 million in fiscal 2010 and $44.9 million in fiscal 2009. No material gains or losses were realized on those sales for fiscal 2011, fiscal 2010 and fiscal 2009.

The Company also holds investments in mutual funds in connection with a deferred compensation plan for certain key management employees. These investments are classified as trading securities and are included, at fair value, in other assets on the Consolidated Balance Sheet. The Company records an offsetting deferred compensation liability in Other Liabilities. The fair value of the deferred compensation plan assets was $15.6 million as of the end of fiscal 2011 and $11.4 million as of the end of fiscal 2010. See Note 9 below for more information on the deferred compensation plan.

4.	Property and Equipment:

Property and equipment is recorded at cost and consisted of the following at the end of fiscal 2011 and fiscal 2010:

(in thousands)	August 27, 2011	August 28, 2010
Buildings and building improvements	$572,039	$537,647
Furniture, fixtures and equipment	1,460,116	1,291,282
Transportation equipment	87,274	80,161
Leasehold improvements	398,803	357,768
Construction in progress	61,152	19,831

	2,579,384	2,286,689
Less: accumulated depreciation and amortization	1,391,806	1,250,881

	1,187,578	1,035,808
Land	93,011	76,158

	$1,280,589	$1,111,966

Depreciation expense was $179.5 million, $171.2 million and $159.8 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

5.	Current and Long-Term Debt:

Current and long-term debt consisted of the following at the end of fiscal 2011 and fiscal 2010:

(in thousands)	August 27, 2011	August 28, 2010
5.24% Notes due September 27, 2015	$81,000	$81,000
5.41% Notes due September 27, 2015	169,000	169,000
5.00% Notes due February 1, 2021	298,570	—

	548,570	250,000
Less: current portion	16,200	—

Long-term portion	$532,370	$250,000

On January 28, 2011, the Company issued $300 million of 5.00% unsecured senior notes due February 1, 2021 (the “2021 Notes”), through a public offering. The Company’s proceeds were approximately $298.5 million, net of an issuance discount of $1.5 million. In addition, the Company incurred issuance costs of approximately $3.3 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes. Interest on the 2021 Notes is payable semi-annually in arrears on the 1st day of February and August of each year, commencing on August 1, 2011. The 2021 Notes rank pari passu in right of payment with the Company’s other unsecured senior indebtedness and will be senior in right of payment to any subordinated indebtedness. The Company may redeem the 2021 Notes in whole at any time or in part from time to time, at the option of the Company, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 2021 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the 2015 Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 27, 2011, the Company was in compliance with all such covenants.

On November 17, 2010, the Company amended the 2015 Notes to remove the subsidiary co-borrower and all subsidiary guarantors.

Credit Facilities

On November 17, 2010, the Company entered into a new four-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $400 million. The credit facility matures on November 17, 2014, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the previous 364-day $250 million unsecured revolving credit facility.

On August 17, 2011, the Company entered into a new five-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $300 million. The credit facility matures on August 17, 2016, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the Company’s previous five-year $200 million unsecured credit facility.

During fiscal 2011, the Company borrowed $46.0 million under the credit facilities at a weighted-average interest rate of 1.3%. As of August 27, 2011, and August 28, 2010, the Company had no outstanding borrowings under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 27, 2011, the Company was in compliance with all such covenants.

6.	Accrued Liabilities:

Accrued liabilities consisted of the following at the end of fiscal 2011 and fiscal 2010:

(in thousands)	August 27, 2011	August 28, 2010
Compensation	$106,047	$110,932
Taxes other than income taxes	95,973	88,672
Self-insurance liabilities	56,964	64,004
Other(1)	51,834	45,739

	$310,818	$309,347

(1)	Other accrued liabilities consist primarily of store utility accruals, certain store rental accruals, litigation accruals, and accrued interest.

7.	Other Liabilities:

Other liabilities consisted of the following at the end of fiscal 2011 and fiscal 2010:

(in thousands)	August 27, 2011	August 28, 2010
Self-insurance liabilities	$193,169	$185,676
Other(1)	77,297	67,900

	$270,466	$253,576

(1)	Other liabilities consist primarily of deferred rent, income taxes and deferred compensation.

8.	Income Taxes:

The provisions for income taxes in fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

(in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Current:
Federal	$155,893	$174,328	$137,600
State	25,974	23,272	17,633
Other	41	—	—

	181,908	197,600	155,233

Deferred:
Federal	44,964	8,621	4,971
State	1,832	(498)	(545)
Other	9	—	—

	46,805	8,123	4,426

Total	$228,713	$205,723	$159,659

The following table summarizes the components of income tax expense in fiscal 2011, fiscal 2010 and fiscal 2009:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
(in thousands)	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed federal income tax	$216,005	35.0%	$197,351	35.0%	$157,823	35.0%
State income taxes, net of federal income tax benefit	17,149	2.8	15,885	2.8	11,599	2.6
Valuation allowance	1,566	0.3	(1,286)	(0.2)	(653)	(0.2)
Other	(6,007)	(1.0)	(6,227)	(1.1)	(9,110)	(2.0)

Actual income tax expense	$228,713	37.1%	$205,723	36.5%	$159,659	35.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of the end of fiscal 2011 and the end of fiscal 2010, were as follows:

(in thousands)	August 27, 2011	August 28, 2010
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$124,243	$73,341

Deferred income tax assets:
Excess of tax over book basis of inventories	$17,372	$10,403
Nondeductible accruals for:
Insurance	19,078	20,057
Compensation	29,463	32,426
Deferred rent	14,708	13,913
Litigation charge	151	508
Other	18,241	12,410

Gross deferred income tax assets	99,013	89,717

Less: valuation allowance	(3,999)	(2,433)

Net deferred tax assets	$95,014	$87,284

The Company had state net operating loss carryforwards of $112.4 million as of August 27, 2011, and $95.6 million as of August 28, 2010, in various states. These carryforwards expire at different intervals up to fiscal year 2031. Management considers all available evidence in determining the likelihood that a deferred tax asset will not be realized. As a result, the Company increased the valuation allowances related to these state loss carryforwards.

The Company classifies accrued interest expense and penalties related to uncertain tax positions as a component of income tax expense. During fiscal 2011 interest and penalties increased income tax expense by $1.0 million and for fiscal 2010 and fiscal 2009 interest and penalties reduced income tax expense by $1.5 million and $0.2 million, respectively. The increase is related to uncertain tax positions booked during the fiscal year as compared to prior years that were decreased due to settlements of uncertain tax positions.

As of August 27, 2011, the Company had a liability related to uncertain tax positions of $26.3 million, including a gross unrecognized tax benefit of $20.2 million and accrued interest and penalties of $6.1 million. The related non-current deferred tax asset balance was $9.3 million as of August 27, 2011. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $17.0 million of the gross unrecognized tax benefits, including penalties and tax effected interest of $6.1 million, would result in income tax benefits in the income statement of a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at August 30, 2008	$31,515	$7,667	$39,182
Increases related to prior year tax positions	3,033	2,076	5,109
Decreases related to prior year tax positions	(4,867)	(202)	(5,069)
Increases related to current year tax positions	12,037	285	12,322
Settlements during the period	(3,097)	(863)	(3,960)
Lapse of statute of limitations	(5,376)	(2,841)	(8,217)

Balance at August 29, 2009	$33,245	$6,122	$39,367
Increases related to prior year tax positions	849	2,004	2,853
Decreases related to prior year tax positions	(327)	(21)	(348)
Increases related to current year tax positions	2,260	411	2,671
Settlements during the period	(16,907)	(3,066)	(19,973)
Lapse of statute of limitations	(785)	(354)	(1,139)

Balance at August 28, 2010	$18,335	$5,096	$23,431
Increases related to prior year tax positions	6,305	1,799	8,104
Decreases related to prior year tax positions	(4,472)	—	(4,472)
Increases related to current year tax positions	3,190	530	3,720
Settlements during the period	(1,542)	(553)	(2,095)
Lapse of statute of limitations	(1,622)	(795)	(2,417)

Balance at August 27, 2011	$20,194	$6,077	$26,271

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. As of August 27, 2011, the Company was subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2007. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2007.

The amount of future unrecognized tax positions may be reduced because the statute of limitations has expired or the tax position is resolved with the taxing authority. It is reasonably possible that during the next 12 months the unrecognized tax benefit may be reduced by a range of zero to $4.9 million due to settlements of audits by taxing authorities. Such unrecognized tax benefits relate primarily to state tax issues.

9.	Employee Benefit Plans:

Incentive compensation plan

The Company has an incentive profit-sharing plan which allows for payments to certain employees and officers at an aggregate annual amount not to exceed 7% of the Company’s consolidated income before income taxes and certain incentive compensation. Expenses under the profit-sharing plan were $17.8 million in fiscal 2011, $28.8 million in fiscal 2010 and $34.3 million in fiscal 2009.

Compensation deferral plans

The Company has a voluntary compensation deferral plan, under Section 401(k) of the Internal Revenue Code, available to eligible employees. At the discretion of the Board of Directors, the Company makes contributions to the plan which are allocated to participants, and in which they become vested, in accordance with formulas and schedules defined by the plan. Company expenses for contributions to the plan were $4.0 million in fiscal 2011, $4.2 million in fiscal 2010 and $3.2 million in fiscal 2009, and are included in SG&A on the Consolidated Statements of Income.

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

Operating leases and other contractual obligations

The majority of the rental expense incurred by the Company relates to its stores and the majority of its stores are leased under agreements that generally have an initial term of five or ten years and provide for fixed rentals. Additionally, most of the Company’s leases require additional payments based upon a percentage of sales, property taxes, insurance premiums, or common area maintenance charges. Rental expenses on all operating leases, both cancelable and non-cancelable, for fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

(in thousands)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Minimum rentals, net of minor sublease rentals	$429,942	$399,319	$382,530
Contingent rentals	7,862	7,590	5,444

	$437,804	$406,909	$387,974

Aggregate minimum annual rentals under operating leases as of August 27, 2011 are as follows:

(in thousands)	Minimum Rentals
Fiscal 2012	$364,228
Fiscal 2013	323,424
Fiscal 2014	273,778
Fiscal 2015	220,029
Fiscal 2016	164,854
Thereafter	80,446

Total minimum rentals	$1,426,759

Additionally, the Company has outstanding standby letters of credit (which are primarily renewed on an annual basis), of which the majority are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier. The following table shows the Company’s other commercial commitments as of August 27, 2011:

(in thousands)	Total Amounts Committed
Standby letters of credit	$137,982
Surety bonds	9,445

Total	$147,427

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

Including Grace and Ward, a total of 16 class and/or collective or single plaintiff misclassification cases are now pending before the N.C. Federal Court since Hamilton v. Family Dollar Stores of Florida, Inc., Friedman v. Family Dollar Stores, Inc., et al. were dismissed on July 26, 2011, and September 23, 2011, respectively. Additionally, in Itterly v. Family Dollar Stores, Inc., the N.C. Federal Court has dismissed the named plaintiff’s and opt-ins’ collective action and individual claims under the FLSA. The state law class and individual claims under the Pennsylvania Minimum Wage Act remain in the Itterly litigation. The named plaintiff and opt-in intervenors are seeking to have the case transferred back to the district court in Pennsylvania. The Company has opposed the transfer.

On July 29, 2011, and August 11, 2011, the N.C. Federal Court granted summary judgment against Tanya Lakitska Warren and Catherine M. Dawson, respectively, on the merits of their misclassification claims under the FLSA. Additionally, on September 26, 2011, the N.C. Federal Court granted two additional summary judgments against John Gersch and Jodi Hare on the merits of their misclassification claims. Then, on October 14, 2011, the N.C. Federal Court granted two more summary judgments against Brenda Bilbrey and Sally Villanueva. Warren, Dawson, Gersch, Hare and Bilbrey are all intervenors in the Grace litigation. Villanueva is an intervenor in the Ward litigation. Warren and Dawson have filed Notices of Appeal with the United States Court of Appeals for the Fourth Circuit. These appeals have been consolidated and Warren and Dawson are scheduled to file their appellant brief in October 2011.

Presently, there are a total of 39 named plaintiffs and intervenors in the Grace and Ward cases, and 65 named plaintiffs and/or opt-ins in the remaining cases, for which the N.C. Federal Court has not decided the class certification issue.

The Company has been sued in six additional class action lawsuits alleging that Store Managers should be non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., alleging violations of the Missouri Minimum Wage Law, was originally filed on January 26, 2010, and is pending in the Circuit Court of Jackson County, Missouri (the “Circuit Court”). On May 10, 2011, the Circuit Court certified the class under the Missouri Minimum Wage Law and common law. On May 20, 2011, the Company petitioned the Appellate Court for an interlocutory appeal of the Circuit Court’s decision certifying the class. The Appellate Court denied that petition on June 10, 2011. The Company filed a writ of prohibition with the Missouri Supreme Court on July 1, 2011. On October 4, 2011, the Missouri Supreme Court denied the Company’s writ of prohibition and vacated the stay of the litigation. Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011. Plaintiff seeks recovery for himself and allegedly similarly situated Store Managers under New Jersey law. The Company has sought a stay of the Hegab proceedings, which was denied. The parties are now engaged in class discovery in this matter. Barker v. Family Dollar, Inc., alleging violations of the Kentucky Wages and Hours Law, was filed in Circuit Court in Jefferson County, Kentucky on February 17, 2010, and removed to the United States District Court for the Western District of Kentucky. On March 11, 2011, the district court denied the Company’s partial motion to dismiss the overtime claim under Kentucky law and requested more discovery on that claim. The parties will be conducting pre-certification discovery through December 2011. Youngblood, et al. v. Family Dollar Stores, Inc., Family Dollar, Inc., Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009, was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was subsequently transferred to the Southern District of New York and has been consolidated with Youngblood. On October 4, 2011, the New York District Court certified the class in the Rancharan and Youngblood cases under Rule 23. Cook, et al. v. Family Dollar Stores of Connecticut, Inc., was filed in the Superior Court State of Connecticut on October 5, 2011, seeking unpaid overtime for a class of current and former Connecticut Store Managers for alleged violations of the Connecticut Minimum Wage Act.

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

If at some point in the future the Company determines that a reclassification of some or all of its Store Managers as non-exempt employees under the FLSA is required, such action could have a material effect on the Company’s financial position, liquidity or results of operation. At this time, the Company cannot quantify the impact of such a determination.

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama, captioned Scott, et al. v. Family Dollar Stores, Inc., alleging discriminatory pay practices with respect to the Company’s female Store Managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female Store Managers. The plaintiffs seek recovery of compensatory and punitive money damages, recovery of attorneys’ fees and equitable relief. The case has been transferred to the N.C. Federal Court. Presently, there are 48 named plaintiffs in the Scott case, with no additional opt-ins. In response to the recent United States Supreme Court decision of Dukes v. Walmart, on September 19, 2011, the Company filed a motion to dismiss seeking to strike the plaintiffs’ class claims. The plaintiffs’ response to this motion is due in October, 2011.

At this time, it is not possible to predict whether the N.C. Federal Court ultimately will permit the Scott action to proceed collectively under the Equal Pay Act or as a class under Title VII of the Civil Rights Act. Although the Company intends to vigorously defend the action, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. Similarly, at this time the Company cannot estimate either the size of any potential class or the value of the claims raised in this action. For these reasons, the Company is unable to estimate any potential loss or range of loss. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any resolution of some or all of the plaintiffs’ claims.

On March 16, 2011, Ronald Rothenberg v. Howard Levine, et al,. a purported class action complaint relating to the rejection of a proposal by Trian Group to acquire the Company and the adoption of a stockholders’ rights plan was filed in North Carolina State Court, Mecklenburg County, and later removed to the North Carolina Business Court, the case was filed against the Company’s Board of Directors by Ronald Rothenberg, individually and on behalf of all of the Company’s stockholders other than defendants and their affiliates. The plaintiffs alleged, among other allegations, that the Company’s directors breached their fiduciary duties by not agreeing to sell the Company and by adopting a stockholders’ rights plan. The complaint sought various forms of relief, including damages and an order that the Board of Directors enter into negotiations to sell the Company to Trian Group and redeem or rescind the stockholders’ rights plan. This lawsuit was voluntarily dismissed without prejudice on July 19, 2011.

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws, some of which are or may be pled as class or collective actions, and litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or has established accrued liabilities as set forth in the Company’s financial statements. While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material effect on the Company’s financial position, liquidity or results of operations. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, or, if the Company determines that settlement of such actions is appropriate, the Company may be subject to liability that could have a material effect on the Company’s financial position, liquidity or results of operations.

11.	Stock-Based Compensation:

The Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”) permits the granting of a variety of compensatory award types. The Company currently grants non-qualified stock options and performance share rights under the 2006 Plan. Shares issued related to stock options and performance share rights represent new issuances of common stock. A total of 12.0 million common shares are reserved and available for issuance under the 2006 Plan, plus any shares awarded under the Company’s previous plan (1989 Non-Qualified Stock Option Plan) that expired or were canceled or forfeited after the adoption of the 2006 Plan. As of August 27, 2011, there were 10.0 million shares remaining available for grant under the 2006 Plan. The Company also issues shares under the 2006 Plan in connection with director compensation. These shares are currently issued out of treasury stock and are not material.

The Company’s results for fiscal 2011, fiscal 2010 and fiscal 2009 include stock-based compensation expense of $14.7 million, $15.7 million and $13.3 million, respectively. These amounts are included within SG&A on the Consolidated Statements of Income. Tax benefits recognized in fiscal 2011, fiscal 2010 and fiscal 2009 for stock-based compensation totaled $5.4 million, $5.8 million and $4.9 million, respectively.

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

	Years Ended
	August 27, 2011	August 28, 2010	August 29, 2009
Expected dividend yield	1.56%	2.27%	2.51%
Expected stock price volatility	33.8%	35.20%	34.00%
Weighted average risk-free interest rate	1.01%	2.07%	2.23%
Expected life of options (years)	4.42	4.50	4.43

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date. Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics. These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience. There were no significant changes made to the methodology used to determine the assumptions during fiscal 2011. The weighted-average grant-date fair value of stock options granted was $11.60 during fiscal 2011, $7.33 during fiscal 2010 and $5.78 during fiscal 2009.

The following table summarizes the transactions under the stock option plans during fiscal 2011:

(in thousands, except per share amounts)	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at August 28, 2010	2,769	$26.47
Granted	504	46.24
Exercised	(618)	27.90
Forfeited	(147)	29.82
Expired	(2)	23.87

Balance at August 27, 2011	2,506	$29.90	2.62	$44,283

Exercisable at August 27, 2011	587	$25.64	1.67	$12,883

The total intrinsic value of stock options exercised was $11.2 million during fiscal 2011, $9.1 million during fiscal 2010 and $7.1 million during fiscal 2009. As of August 27, 2011, there was approximately $6.9 million of unrecognized compensation cost related to outstanding stock options. The unrecognized compensation cost will be recognized over a weighted-average period of 2.4 years.

Performance Share Rights

The Company grants performance share rights to key employees on an annual basis and in connection with employment or promotion. Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group. Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth. The Leadership Development and Compensation Committee of the Board of Directors establishes the peer group and performance metrics. The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter. The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group. The following table summarizes the transactions under the performance share rights program during fiscal 2011:

(in thousands, except per share amounts)	Performance Share Rights Outstanding	Weighted Average Grant-Date Fair Value
Nonvested—August 28, 2010	694	$26.27
Granted	160	46.38
Vested	(335)	27.10
Cancellations	(29)	32.96
Adjustments	92	N/A

Nonvested—August 27, 2011	582	$31.13

The grant-date fair value of the performance share rights is based on the stock price on the grant date. The weighted-average grant-date fair value of performance share rights granted was $46.38 during fiscal 2011, $28.37 during fiscal 2010 and $23.56 during fiscal 2009. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued. The adjustments of performance share rights outstanding in the table above represent the performance adjustment for shares vested during the period. The total fair value of performance share rights vested was $15.0 million during fiscal 2011, $6.9 million during fiscal 2010 and $5.3 million during fiscal 2009. As of August 27, 2011, there was approximately $10.8 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis. The unrecognized compensation cost will be recognized over a weighted-average period of 1.6 years.

12.	Stock Repurchases:

During fiscal 2011, the Company purchased a total of 13.9 million shares of its common stock at a cost of $670.5 million, of which 8.6 million shares were purchased on the open market at a cost of $420.5 million. On October 5, 2010, the Company entered into an accelerated share repurchase agreement with a large financial institution. In connection with the agreement, the Company made a prepayment of $250.0 million to the financial institution and immediately received 4.4 million shares (80% of the prepayment amount). The financial institution purchased shares of the Company’s common stock in the open market over an averaging period in order to cover its position with respect to shares it borrowed for the initial delivery and for any shares payable upon settlement. Upon settlement, another 0.9 million shares were delivered to the Company.

During fiscal 2010, the Company purchased 9.4 million shares of its common stock at a cost of $332.2 million, of which 6.7 million shares were purchased on the open market at a cost of $232.2 million. During fiscal 2010, the Company entered into two structured repurchase agreements with large financial institutions for a total of $100 million. In connection with each agreement, the Company made a prepayment of $50.0 million to the financial institution. The financial institution purchased shares of the Company’s common stock in the open market and delivered shares to the Company at specified intervals during the contract term. The number of shares delivered was based on the volume weighted average price (“VWAP”) of the Company’s common stock during the purchase period less an agreed upon discount. The Company received 2.7 million shares under the agreements, which were completed prior to the end of fiscal 2010.

During fiscal 2009, the Company purchased 2.3 million shares at a cost of $71.1 million, all of which were purchased on the open market.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 18, 2009, the Board of Directors authorized the Company to purchase up to $400 million of the Company’s outstanding common stock from time to time as market conditions warrant. On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amount under the previous authorization was cancelled. As of August 27, 2011, the Company had $87.3 million remaining under the 2010 authorization.

On September 26, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock. As such, after the announcement, the Company has $337.3 million remaining under current authorizations.

There is no expiration date related to the above referenced authorizations. Shares purchased under the share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.

13. Stockholders’	Rights Plan

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

14.	Earnings per Share:

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.3 million, 0.6 million and 1.7 million shares for fiscal 2011, fiscal 2010 and fiscal 2009, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share amounts)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Basic Net Income Per Share:
Net income	$388,445	$358,135	$291,266

Weighted average number of shares outstanding	123,360	135,745	139,894

Net income per common share—basic	$3.15	$2.64	$2.08

Diluted Net Income Per Share:
Net income	$388,445	$358,135	$291,266

Weighted average number of shares outstanding	123,360	135,745	139,894
Effect of dilutive securities—stock options	677	406	262
Effect of dilutive securities—performance share rights	449	445	366

Weighted average shares—diluted	124,486	136,596	140,522

Net income per common share—diluted	$3.12	$2.62	$2.07

15.	Comprehensive Income:

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($0.6 million income tax expense in fiscal 2011, $1.2 million income tax expense in fiscal 2010 and $2.5 million income tax benefit in fiscal 2009).

	Years Ended
(in thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Net income	$388,445	$358,135	$291,266
Other comprehensive income:
Unrealized gains (losses) on investment securities	904	1,914	(4,626)
Reclassification adjustment for gains realized in net other income	—	—	528
Other	(261)	—	—

Comprehensive income	$389,088	$360,049	$287,168

The following table details the components of accumulated other comprehensive loss.

(in thousands)	August 27, 2011	August 28, 2010
Unrealized losses on investment securities (net of income taxes)	$(6,142)	$(7,046)
Other	(261)	—

Accumulated other comprehensive loss	$(6,403)	$(7,046)

16.	Segment Information:

The Company operates a chain of more than 7,000 general merchandise retail discount stores in 44 states, serving the basic needs of customers primarily in low- and middle-income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia. The foreign operations are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	Years Ended
(in thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Classes of similar products:
Consumables	$5,686,576	$5,119,911	$4,764,835
Home Products	1,084,480	1,035,944	988,550
Apparel and Accessories	854,602	840,929	831,321
Seasonal and Electronics	922,177	870,187	815,900

Net Sales	$8,547,835	$7,866,971	$7,400,606

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
Paper products
Food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies

Home Products	Domestics, including blankets, sheets and towels
Housewares
Giftware
Home décor

Apparel and Accessories	Men’s clothing
Women’s clothing
Boys’ and girls’ clothing
Infants’ clothing
Shoes
Fashion accessories

Seasonal and Electronics	Toys
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

17.	Unaudited Summaries of Quarterly Results:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$1,996,941	$2,263,169	$2,153,395	$2,134,330
Gross profit	719,565	807,367	779,756	725,607
Net income	74,315	123,180	111,101	79,849
Net income per common share(1)	0.58	0.98	0.91	0.66

2010
Net sales	$1,822,906	$2,090,230	$1,996,989	$1,956,846
Gross profit	658,222	740,831	730,228	678,719
Net income	67,621	112,209	104,351	73,954
Net income per common share(1)	0.49	0.81	0.77	0.56

(1)	Figures represent diluted earnings per share. The sum of the quarterly net income per common share may not equal the annual net income per common share due to rounding.

18.	Related Party Transactions:

There were no material related party transactions during fiscal 2011, fiscal 2010 or fiscal 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of August 27, 2011. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 27, 2011.

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 27, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of August 27, 2011, as stated in their attestation report which is included under Item 8 of this Report.

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

The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2012 (the “2012 Proxy Statement”), under the captions “Election of Directors” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in the 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and also is incorporated herein by reference.

Executive Officers

The section entitled “Executive Officers of the Company” in Part I of this Report is incorporated by reference herein.

Code of Ethics

The Company has adopted: (i) a Code of Ethics that applies to the principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and the controller; (ii) a Code of Business Conduct that governs the actions of all Company employees, including officers; and (iii) a Board of Directors Code of Business Conduct applicable to all directors (collectively the “Codes of Conduct”). The Codes of Conduct are posted in the Investors section of the Company’s website at www.familydollar.com. The Company will provide a copy of the Codes of Conduct to any stockholder upon request. Any amendments to and/or any waiver from a provision of any of the Codes of Conduct granted to any director, executive officer or any senior financial officer, must be approved by the Board of Directors, or a Committee thereof, and will be disclosed on the Company’s website within three business days following the amendment or waiver. The information contained on or connected to the Company’s website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s 2012 Proxy Statement, under the captions “Compensation Discussion and Analysis,” “2011 Summary Compensation Table,” “2011 Grants of Plan-Based Awards,” “Employment and Severance Agreements,” “2011 Outstanding Equity Awards at Fiscal Year End,” “2011 Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to security ownership by beneficial owners and management will be included in the Company’s 2012 Proxy Statement, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference. The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and is also incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Company’s 2012 Proxy Statement, under the captions “Transactions with Related Persons” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Company’s 2012 Proxy Statement, under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	See Part II—Item 8—“Financial Statements and Supplementary Data—Index to Consolidated Financial Statements”, of this Report.

2.	All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements, and therefore, have been omitted.

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

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: October 25, 2011	By	/s/ HOWARD R. LEVINE
Howard R. Levine
Chairman of the Board (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HOWARD R. LEVINE Howard R. Levine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 25, 2011

/s/ KENNETH T. SMITH Kenneth T. Smith	Senior Vice President— Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 25, 2011

/s/ MARK R. BERNSTEIN Mark R. Bernstein	Director	October 25, 2011

/s/ PAMELA L. DAVIES Pamela L. Davies	Director	October 25, 2011

/s/ SHARON ALLRED DECKER Sharon Allred Decker	Director	October 25, 2011

/s/ EDWARD C. DOLBY Edward C. Dolby	Director	October 25, 2011

/s/ GLENN A. EISENBERG Glenn A. Eisenberg	Director	October 25, 2011

/s/ EDWARD P. GARDEN Edward P. Garden	Director	October 25, 2011

/s/ GEORGE R. MAHONEY, JR. George R. Mahoney, Jr.	Director	October 25, 2011

/s/ JAMES G. MARTIN James G. Martin	Director	October 25, 2011

/s/ HARVEY MORGAN Harvey Morgan	Director	October 25, 2011

/s/ DALE C. POND Dale C. Pond	Director	October 25, 2011

EXHIBIT INDEX

Exhibits incorporated by reference:

3.1	Restated Certificate of Incorporation, dated November 8, 2006 (filed as Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2006)

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended February 26, 2011)

3.3	Bylaws of Family Dollar Stores, Inc., as amended through March 2, 2011 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

4.1	Sections FOURTH, SIXTH and SEVENTH of the Company’s Restated Certificate of Incorporation (included as Exhibit 3.1) and Articles II, VII, VIII, XII and XIV of the Company’s Bylaws (included as Exhibit 3.3)

4.2	Form of certificate representing shares of the Company’s Common Stock (filed as Exhibit 4.2 to the Company’s Form 10-K filing for the fiscal year ended August 27, 2005)

4.3	Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

4.4	Indenture between Family Dollar Stores, Inc. and U.S. Bank National Association, as trustee, dated as of January 28, 2011 (filed as Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended February 26, 2011)

4.5	First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of January 28, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011)

4.6	Form of Global Note 5.00% Senior Note due 2021 (included as part of Exhibit 4.5 above)(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011)

10.1	Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc., Family Dollar, Inc., and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015; and, $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended February 27, 2010)

10.2	First Amendment dated as of November 17, 2010, to the Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc. and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015 and $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015 (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 27, 2010)

10.3	$400 Million Credit Agreement dated as of November 17, 2010, by and among Family Dollar Stores, Inc. as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 27, 2010)

10.4	$350,000,000 Credit Agreement dated August 24, 2006, between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Fronting Bank, and various other Lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed with the SEC on August 28, 2006)

10.5	Second Amendment dated as of November 17, 2010, to the Credit Agreement dated August 24, 2006, between the Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent, and various lenders named therein (filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended November 27, 2010)

10.6	$250 million 364-Day Credit Agreement between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender, and various other lenders named therein (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter November 28, 2009)

*10.7	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2011 (filed under Item 5.02 in the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2010)

*10.8	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2012 (filed under Item 5.02 in the Company’s Current Reports on Form 8-K filed with the SEC on September 9, 2011 and September 28, 2011)

*10.9	Family Dollar Stores, Inc., 2006 Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on December 7, 2010)

*10.10	Family Dollar Stores, Inc. 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 28, 2011)

*10.11	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Report on Form 8-K filed with the SEC on October 2, 2002)

*10.12	Policy Regarding Tax Adjustments for Certain Severance Benefits (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 21, 2008)

*10.13	Form of Indemnification Agreement between the Company and its Directors (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 21, 2008)

*10.14	Employment Agreement effective October 7, 2008, between the Company and Howard R. Levine (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)

*10.15	Employment Agreement effective October 7, 2008, between the Company and R. James Kelly (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)

*10.16	Amendment dated September 26, 2011 to the Employment Agreement with R. James Kelly and Family Dollar Stores, Inc. dated October 7, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2011)

*10.17	Employment Agreement between Michael K. Bloom and Family Dollar Stores, Inc. dated September 26, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2011)

*10.18	Form of Severance Agreement for Executive Vice Presidents (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)

*10.19	Form of Severance Agreement for Senior Vice Presidents (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)

*10.20	Medical Expense Reimbursement Plan, amended as of November 2, 2004 (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended August 28, 2004)

*10.21	Summary of Family Dollar Stores, Inc., Executive Supplemental Disability Income Plan (filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.22	Family Dollar Stores, Inc., Executive Life Plan (filed as Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.23	Relocation Policy applicable to executive officers of the Company (filed as Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.24	Amended and Restated Family Dollar Compensation Deferral Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 1, 2008)

*10.25	Family Dollar Stores Inc., 2006 Incentive Plan Directors’ Share Awards Guidelines (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on August 21, 2006)

*10.26	Family Dollar Stores Inc., 2006 Incentive Plan 2006 Non-Qualified Stock Option Grant Program (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on January 25, 2006)

*10.27	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 16, 2009)

*10.28	Form of Performance Share Rights Award Certificate Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on September 29, 2005)

*10.29	Stipulation and Agreement of Compromise, Settlement and Release (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on June 26, 2007)

*10.30	Agreement dated September 28, 2011 between Family Dollar Stores, Inc. and Trian Fund Management, L.P., Trian Management GP, LLC, certain funds managed by Trian Management L.P. and Nelson Peltz, Peter W. May and Edward P. Garden (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011)

Exhibits filed herewith:

10.31	$300 million Credit Agreement dated as of August 17, 2011, by and among Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto

10.32	First Amendment dated as of August 17, 2011, to the $400 Million Credit Agreement dated November 17, 2010, by and among Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the annual report on Form 10-K of the Company for the year ended

August 27, 2011, filed on October 25, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements

*	Exhibit represents a management contract or compensatory plan