Form 10-Q
period 2011-11-26
FAMILY DOLLAR STORES INC
filed 2012-01-05
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 26, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 23, 2011
Common Stock, $0.10 par value	117,764,622 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	November 26, 2011	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$103,706	$141,405
Short-term investment securities	51,630	96,006
Merchandise inventories	1,301,577	1,154,660
Deferred income taxes	56,477	60,011
Income tax refund receivable	7,181	10,326
Prepayments and other current assets	77,397	71,436

Total current assets	1,597,968	1,533,844

Property and equipment, net	1,355,287	1,280,589
Investment securities	94,543	107,458
Other assets	73,353	74,314

Total assets	$3,121,151	$2,996,205

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$75,000	$—
Current portion of long-term debt	16,200	16,200
Accounts payable	719,175	685,063
Accrued liabilities	271,262	310,818
Income taxes	7,753	4,974

Total current liabilities	1,089,390	1,017,055

Long-term debt	516,207	532,370
Other liabilities	263,245	270,466
Deferred income taxes	104,608	89,240
Commitments and contingencies (Note 6)

Shareholders’ equity (Note 4):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.10 par; authorized 600,000,000 shares; issued 118,966,423 shares at November 26, 2011, and 147,316,232 shares at August 27, 2011, and outstanding 117,880,639 shares at November 26, 2011, and 117,353,341 shares at August 27, 2011	11,897	14,732
Capital in excess of par	243,414	274,445
Retained earnings	941,572	1,969,749
Accumulated other comprehensive loss	(6,697)	(6,403)
Common stock held in treasury, at cost (1,085,784 shares at November 26, 2011, and 29,962,891 shares at August 27, 2011)	(42,485)	(1,165,449)

Total shareholders’ equity	1,147,701	1,087,074

Total liabilities and shareholders’ equity	$3,121,151	$2,996,205

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	November 26, 2011	November 27, 2010
Net sales	$2,148,287	$1,996,941

Cost and expenses:
Cost of sales	1,390,715	1,277,376
Selling, general and administrative	622,662	597,983

Cost of sales and operating expenses	2,013,377	1,875,359

Operating profit	134,910	121,582

Investment income	234	387

Interest expense	6,712	3,518

Income before income taxes	128,432	118,451

Income taxes	48,082	44,136

Net income	$80,350	$74,315

Net income per common share — basic	$0.68	$0.58

Weighted average shares — basic	117,649	127,984

Net income per common share — diluted	$0.68	$0.58

Weighted average shares — diluted	118,591	129,141

Dividends declared per common share	$0.180	$0.155

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(in thousands)	November 26, 2011	November 27, 2010
Cash flows from operating activities:
Net income	$80,350	$74,315
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,135	43,992
Deferred income taxes	28,595	802
Excess tax benefits from stock-based compensation	(10,572)	(3,599)
Stock-based compensation	5,423	5,113
Loss on disposition of property and equipment, including impairment	7,173	3,223
Changes in operating assets and liabilities:
Merchandise inventories	(146,917)	(110,444)
Prepayments and other current assets	(5,953)	(12,164)
Other assets	616	(5,066)
Accounts payable and accrued liabilities	(54,325)	(80,222)
Income taxes	5,924	29,722
Other liabilities	(6,172)	14,108

	(46,723)	(40,220)

Cash flows from investing activities:
Purchases of investment securities	(12,182)	(19,128)
Sales of investment securities	68,592	86,286
Capital expenditures	(130,862)	(38,918)
Proceeds from dispositions of property and equipment	96	141

	(74,356)	28,381

Cash flows from financing activities:
Revolving credit facility borrowings	173,000	36,000
Repayment of revolving credit facility borrowings	(98,000)	(36,000)
Payment of debt issuance costs	—	(2,912)
Repayment of long-term debt	(16,200)	—
Repurchases of common stock	(27,435)	(257,784)
Change in cash overdrafts	41,819	(17,931)
Proceeds from exercise of employee stock options	20,752	8,926
Excess tax benefits from stock-based compensation	10,572	3,599
Payment of dividends	(21,128)	(20,192)

	83,380	(286,294)

Net change in cash and cash equivalents	(37,699)	(298,133)
Cash and cash equivalents at beginning of period	141,405	382,754

Cash and cash equivalents at end of period	$103,706	$84,621

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	General Information

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 26, 2011; the results of operations for the first quarter ended November 26, 2011 (“first quarter of fiscal 2012”), and November 27, 2010 (“first quarter of fiscal 2011”); and the cash flows for the first quarter of fiscal 2012 and first quarter of fiscal 2011. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011 (“fiscal 2011”).

The results of operations for the first quarter of fiscal 2012 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts on the Consolidated Condensed Statements of Cash Flows for the first quarter of fiscal 2011 have been made to conform to the presentation of the first quarter of fiscal 2012. These reclassifications are not material.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011. The Company will adopt this guidance in the third quarter of fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of November 26, 2011, and August 27, 2011, for items that are required to be measured at fair value on a recurring basis:

	$000,000	$000,000	$000,000	$000,000
	November 26, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$22,549	$22,549	$—	$—
Investment securities:
Auction rate securities	94,593	—	50	94,543
Municipal debt securities	49,837	—	49,837	—
Corporate debt securities	938	—	938
Equity securities	805	805	—	—
Other assets:
Mutual funds(1)	16,259	16,259	—	—

	$000,000	$000,000	$000,000	$000,000
	August 27, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$77,842	$77,842	$—	$—
Investment securities:
Auction rate securities	107,608	—	150	107,458
Variable rate demand notes	42,299	42,299	—
Municipal debt securities	51,398	—	51,398
Corporate debt securities	950	—	950
Equity securities	1,209	1,209	—	—
Other assets:
Mutual funds(1)	15,580	15,580	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a non-recurring basis, the Company adjusts certain property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the first quarter of fiscal 2012.

Level 2 Inputs

The majority of the assets classified as Level 2 are valued by a third-party pricing service where matrix pricing is used. The Company believes that while a majority of the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate as matrix pricing is used.

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

The continued issues in the global credit and capital markets have led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of November 26, 2011, all of the Company’s $103.8 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, the securities are repurchased by the broker dealers, or the underlying securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. During the first quarter of fiscal 2012, the Company liquidated $13.1 million of auction rate securities at par as a result of issuer calls. As of November 26, 2011, substantially all of the Company’s auction rate securities were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no cumulative gross unrealized or realized gains or losses from these investments prior to fiscal 2008. However, due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $9.2 million ($5.8 million, net of taxes) with respect to these investments as of November 26, 2011. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheets. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. A 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $3.8 million to $16.5 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment. The Company determined that there was no other-than-temporary impairment as of November 26, 2011. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (95% AAA rated and 5% A rated), and the securities had a weighted average parity ratio of 109% as of November 26, 2011.

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the first quarter of fiscal 2012 and the first quarter of fiscal 2011:

	Quarter Ended
(in thousands)	November 26, 2011	November 27, 2010
Beginning Balance	$107,458	$147,108
Net unrealized gains (losses) included in other comprehensive income	110	(1,944)
Sales	(12,975)	(100)
Transfers out of Level 3	(50)	(50)

Ending Balance	$94,543	$145,014

Additional Fair Value Disclosures

The estimated fair value of the Company’s current and long-term debt was $552.9 million as of November 26, 2011, and $566.0 million as of August 27, 2011. The decline in the fair value was primarily due to repayment of $16.2 million of the Company’s long-term debt during the first quarter of fiscal 2012. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that are private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s current and long-term debt was greater than the carrying value of the debt by $20.5 million as of November 26, 2011, and $16.0 million as of August 27, 2011.

3.	Current and Long-Term Debt

Principal Payment

During the first quarter of fiscal 2012, the Company made a scheduled principal payment on its private placement notes in the amount of $16.2 million. The next payment of $16.2 million is due in September 2012.

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

During the first quarter of fiscal 2012, the Company borrowed $173.0 million under the credit facilities at a weighted-average rate of 1.6%. As of November 26, 2011, the Company had $75.0 million outstanding under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 26, 2011, the Company was in compliance with all such covenants.

4.	Shareholders’ Equity

Stock Repurchases

During the first quarter of fiscal 2012, the Company purchased a total of 0.5 million shares of its common stock at a cost of $27.4 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amounts under previous authorizations were cancelled. As of November 26, 2011, the Company had $59.9 million remaining under the 2010 authorization. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of November 26, 2011, the Company had $250 million remaining under the 2011 authorization, and $309.9 million under all outstanding authorizations.

There is no expiration date related to the above referenced authorizations. Shares purchased under the share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.

Retirement of Treasury Shares

On November 25, 2011, the Company retired 29.4 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by approximately $1.2 billion. As a part of the retirement, the Company reduced its common stock, capital in excess of par, and retained earnings balances by approximately $2.9 million, $60.1 million, and $1.1 billion, respectively.

Option Exercises

During the first quarter of fiscal 2012, a total of 0.8 million stock options with a weighted average exercise price of $26.12 were exercised. The total intrinsic value of the options exercised during the period was $22.7 million.

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

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.3 million shares for the quarter ended November 26, 2011, and 0.3 million shares for the quarter ended November 27, 2010). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended
(in thousands, except per share amounts)	November 26, 2011	November 27, 2010
Basic Net Income Per Share:
Net income	$80,350	$74,315

Weighted average number of shares outstanding	117,649	127,984

Net income per common share — basic	$0.68	$0.58

Diluted Net Income Per Share:
Net income	$80,350	$74,315

Weighted average number of shares outstanding	117,649	127,984
Effect of dilutive securities — stock options	579	691
Effect of dilutive securities — performance share rights	363	466

Weighted average shares — diluted	118,591	129,141

Net income per common share — diluted	$0.68	$0.58

6.	Litigation

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

Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc. are both pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). In those cases, the N.C. Federal Court has returned orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate. Hence, the Grace and Ward cases proceeded as 42 individual plaintiff cases.

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

The Company has filed summary judgment motions related to each of the remaining 41 plaintiffs in the Grace and Ward cases. The court has granted 13 of those summary judgment motions. Most recently, on December 2, 2011, the court granted summary judgment against plaintiff, Eddie Mae Smith.

Plaintiffs have filed notices of appeals in 11 cases, which are Gersch v. Family Dollar, Cathey, et al. v. Family Dollar, Warren Thomas v. Family Dollar, Dawson v. Family Dollar, Hare v. Family Dollar, Villanueva v. Family Dollar, Asher v. Family Dollar, Dance v. Family Dollar, Baker v. Family Dollar, Garza v. Family Dollar, and Wilson v. Family Dollar. The Fourth Circuit consolidated the Warren Thomas and the Dawson appeals. On November 23, 2011, the Warren Thomas appeal was filed. However, plaintiffs decided not to proceed with the Dawson appeal and formally dismissed it on December 9, 2011. Thus, only 10 appeals remain. The Company’s response to the Warren Thomas appeal is due in January 2012.

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

Presently, there are a total of 28 named plaintiffs and intervenors in the Grace and Ward cases, and 56 named plaintiffs and/or opt-ins in the remaining cases. All putative class action cases based on state law have been dismissed, other than in the Itterly case. The FLSA collective claims remain only in the Latner v. Family Dollar, Ward v. Family Dollar, Scott v. Family Dollar, Jackson v. Family Dollar, McCarty v. Family Dollar, Moody v. Family Dollar, Slater v. Family Dollar and Magwood v. Family Dollar cases.

The Company has been sued in seven additional class action lawsuits alleging that Store Managers should be non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, and attorneys’ fees and court costs. Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., alleging violations of the Missouri Minimum Wage Law, was originally filed on January 26, 2010, and is pending in the Circuit Court of Jackson County, Missouri (the “Circuit Court”). On May 10, 2011, the Circuit Court certified the class under the Missouri Minimum Wage Law and common law. On May 20, 2011, the Company petitioned the Appellate Court for an interlocutory appeal of the Circuit Court’s decision certifying the class. The Appellate Court denied that petition on June 10, 2011. The Company filed a writ of prohibition with the Missouri Supreme Court on July 1, 2011. On October 4, 2011, the Missouri Supreme Court denied the Company’s writ of prohibition and vacated the stay of the litigation. Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011. Plaintiff seeks recovery for himself and allegedly similarly situated Store Managers under New Jersey law. The Company has sought a stay of the Hegab proceedings, which was denied. The parties are now engaged in class discovery in this matter. Barker v. Family Dollar, Inc., alleging violations of the Kentucky Wages and Hours Law, was filed in Circuit Court in Jefferson County, Kentucky on February 17, 2010, and removed to the United States District Court for the Western District of Kentucky. On March 11, 2011, the district court denied the Company’s partial motion to dismiss the overtime claim under Kentucky law and requested more discovery on that claim. The parties will be conducting pre-certification discovery through December 2011. Youngblood, et al. v. Family Dollar Stores, Inc., Family Dollar, Inc., Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009, was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was subsequently transferred to the Southern District of New York and has been consolidated with Youngblood. On October 4, 2011, the New York District Court certified the class. The parties are engaging in merits discovery through February 2012. Cook, et al. v. Family Dollar Stores of Connecticut, Inc., was filed in the Superior Court State of Connecticut on October 5, 2011, seeking unpaid overtime for a class of current and former Connecticut Store Managers for alleged violations of the Connecticut Minimum Wage Act. Samuel, et al v. Family Dollar Stores of Florida, Inc., was filed in Broward County Circuit Court of Florida on November 25, 2011, seeking unpaid overtime for “similarly situated employees” under the FLSA. This matter was removed to the United States District Court for the Southern District of Florida on December 1, 2011. The Company has also moved to have this matter transferred to the multidistrict litigation (“MDL”) in North Carolina, which was conditionally granted on December 7, 2011. The plaintiffs moved to vacate the conditional transfer order on December 28, 2011, and Family Dollar’s response in opposition is due January 18, 2012.

In general, the Company continues to believe that its Store Managers are “exempt” employees under the FLSA and have been and are being properly compensated under both federal and state laws. The Company further believes that these actions are not appropriate for collective or class action treatment. The Company intends to vigorously defend the claims in these actions. While the N.C. Federal Court has previously found that the Grace and Ward actions are not appropriate for collective action treatment, at this time it is not possible to predict whether one or more of the remaining MDL cases may be permitted to proceed collectively on a nationwide or other basis. No assurances can be given that the Company will be successful in the defense of these actions, on the merits or otherwise. The Company cannot reasonably estimate the possible loss or range of loss that may result from these actions.

If at some point in the future the Company determines that a reclassification of some or all of its Store Managers as non-exempt employees under the FLSA is required, such action could have a material effect on the Company’s financial position, liquidity or results of operation. At this time, the Company cannot reasonably estimate the possible loss or range of loss that may result from these actions.

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama, captioned Scott, et al. v. Family Dollar Stores, Inc., alleging discriminatory pay practices with respect to the Company’s female Store Managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female Store Managers. The plaintiffs seek recovery of compensatory and punitive money damages, recovery of attorneys’ fees and equitable relief. The case has been transferred to the N.C. Federal Court. Presently, there are 48 named plaintiffs in the Scott case, with no additional opt-ins. In response to the recent United States Supreme Court decision of Dukes v. Walmart, on September 19, 2011, the Company filed a motion to dismiss seeking to strike the plaintiffs’ class claims. The plaintiffs’ responded to this motion in October 2011. The plaintiffs also filed a motion to amend their Complaint in response to the motion to dismiss on October 28, 2011. The N.C. Federal Court heard arguments on both motions on November 22, 2011. A ruling has not yet been issued on the motions.

At this time, it is not possible to predict whether the N.C. Federal Court ultimately will permit the Scott action to proceed collectively under the Equal Pay Act or as a class under Title VII of the Civil Rights Act. Although the Company intends to vigorously defend the action, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. Similarly, at this time, the Company cannot estimate either the size of any potential class or the value of the claims raised in this action. For these reasons, the Company is unable to estimate any potential loss or range of loss. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any resolution of some or all of the plaintiffs’ claims.

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

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($0.2 million income tax benefit for the quarter ended November 26, 2011, and $0.8 million income tax benefit for the quarter ended November 27, 2010).

	Quarter Ended
(in thousands)	November 26, 2011	November 27, 2010
Net income	$80,350	$74,315
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	(309)	(1,448)
Other	15	—

Comprehensive income	$80,056	$72,867

8.	Segment Information

The Company operates a chain of more than 7,100 general merchandise retail discount stores in 45 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia. The foreign operations are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended
(in thousands)	November 26, 2011	November 27, 2010
Classes of similar Products:
Consumables	$1,509,536	$1,355,453
Home Products	246,000	253,036
Apparel and Accessories	186,214	192,812
Seasonal and Electronics	206,537	195,640

Net sales	$2,148,287	$1,996,941

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended November 26, 2011, and November 27, 2010 (“first quarter of fiscal 2012” and “first quarter of fiscal 2011”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 27, 2011 (“fiscal 2011”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2011. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2011.

Executive Overview

We operate a chain of more than 7,100 general merchandise retail discount stores in 45 states, providing primarily low- and middle-income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.

During the first quarter of fiscal 2012, as compared with the first quarter of fiscal 2011, our net sales increased 7.6% to $2.1 billion, our net income increased 8.1% to $80.4 million, and our diluted net income per common share increased 17.2% to $0.68 per share. Comparable store sales (stores open more than 13 months) for the first quarter of fiscal 2012 increased 4.1% compared with the first quarter of fiscal 2011.

Our performance during the first quarter of fiscal 2012 was driven primarily by our strong sales performance, particularly in the Consumables category. Many of the initiatives we launched over the past several years continue to deliver results, including the expansion of our global sourcing efforts, increased investment in our private brands assortment, our multi-year comprehensive store renovation program and the expansion of our key consumables categories. During fiscal 2012, we remain focused on continuing to strengthen our value and convenience proposition. In addition, we are accelerating our new store growth, continuing to aggressively renovate our stores, and expanding our consumable assortment further.

During the first quarter of fiscal 2012, we opened 101 stores and closed 4 stores for a net addition of 97 stores, compared with the opening of 85 stores and closing of 18 stores for a net addition of 67 stores during the first quarter of fiscal 2011. We plan to open approximately 450-500 new stores during fiscal 2012, a 50% increase over fiscal 2011 openings.

Leveraging our concept renewal efforts, enhanced merchandising and supply chain capabilities, a refreshed store technology platform, and a better trained and more productive workforce, we continue to deliver on our multi-year comprehensive renovation program intended to re-energize the Family Dollar brand. During the first quarter of fiscal 2012, we renovated, relocated or expanded 262 stores under this new format. We plan to renovate, relocate or expand approximately 1,000 stores in this new format in fiscal 2012. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams.

In today’s uncertain economic environment, value and convenience continues to resonate with consumers. Our strategy of providing customers with value and convenience continues to attract not only our core low-income customers, but also middle-income families with more frequency. We continue to invest aggressively in the business to respond to the challenging macro-economic environment and customer demand. In fiscal 2011, we executed an expansion in key consumable categories in more than 5,700 stores. As a result, in the first quarter of fiscal 2012, our Consumables sales increased by 11.4% as compared to the first quarter of fiscal 2011, and their share of our total sales increased by approximately 240 basis points from 67.9% of net sales in the first quarter of fiscal 2011 to 70.3% of net sales in the first quarter of fiscal 2012. The investments we are making in global sourcing, private brands and price management capabilities have created favorable purchase markups that continue to help to mostly offset the pressure created by the shift in sales mix to lower margin Consumables.

Results of Operations

Our results of operations for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended
(in thousands)	November 26, 2011	November 27, 2010
Net sales	$2,148,287	$1,996,941

Cost and expenses:
Cost of sales	1,390,715	1,277,376
% of net sales	64.7%	64.0%
Selling, general and administrative	622,662	597,983
% of net sales	29.0%	29.9%

Cost of sales and operating expenses	2,013,377	1,875,359
% of net sales	93.7%	93.9%

Operating profit	134,910	121,582
% of net sales	6.3%	6.1%

Investment income	234	387
% of net sales	0.0%	0.0%

Interest expense	6,712	3,518
% of net sales	0.3%	0.2%

Income before income taxes	128,432	118,451
% of net sales	6.0%	5.9%

Income taxes	48,082	44,136
% of net sales	2.2%	2.2%

Net Income	$80,350	$74,315
% of net sales	3.7%	3.7%

Net Sales

Net sales increased 7.6% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The net sales increase in the first quarter of fiscal 2012 reflects an increase in comparable store sales of 4.1%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales include stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The 4.1% increase in comparable store sales in the first quarter of fiscal 2012 resulted from both higher average customer transaction values and an increase in customer traffic, as measured by the number of register transactions in comparable stores. Sales during the first quarter of fiscal 2012, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the first quarter of fiscal 2012 was 3.7% higher than the average number of stores in operation during the first quarter of fiscal 2011. We had 7,120 stores in operation at the end of the first quarter of fiscal 2012 compared with 6,852 stores in operation at the end of the first quarter of fiscal 2011, representing an increase of 3.9%. As of November 26, 2011, we had, in the aggregate, approximately 50.8 million square feet of selling space compared to 48.7 million as of November 27, 2010.

Cost of Sales

Cost of sales increased 8.9% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.7% in the first quarter of fiscal 2012 and 64.0% in the first quarter of fiscal 2011. The increase in cost of sales, as a percentage of net sales, was due primarily to increased sales of lower-margin consumable merchandise, which was mostly offset by higher purchase markups. Additionally, higher markdowns, an increase in inventory shrinkage, and increased freight expense negatively impacted gross profit as a percentage of net sales. The approximate 240 basis point shift in sales mix to consumables (70.3% of net sales in the first quarter of fiscal 2012 compared to 67.9% of net sales in the first quarter of fiscal 2011) continues to pressure gross profit as a percentage of net sales. We continue to use markdowns in our stores to drive revenue growth during challenging macro-economic times as well as increase market share. Inventory shrinkage increased during the quarter as a result of increased activities in the stores including renovations and a significant merchandise expansion. Freight expense was negatively impacted by higher diesel costs. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, our global sourcing efforts and our price management work.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased 4.1% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 29.0% in the first quarter of fiscal 2012 and 29.9% in the first quarter of fiscal 2011. Most costs in the first quarter of fiscal 2012 were leveraged as a result of a 4.1% increase in comparable store sales and continued productivity improvements. As a percentage of net sales, SG&A costs were leveraged as a result of a decrease in insurance expense (approximately 0.6% of net sales) and a decrease in store payroll costs (approximately 0.3% of net sales), which more than offset an increase in advertising expense (approximately 0.1% of net sales). Insurance expense continues to benefit from favorable trends in workers’ compensation and general liability costs reflecting improvements we continue to make in our store operations and risk management processes. The decrease in store payroll costs was a result of the benefits we are gaining from process improvements we implemented in fiscal 2011 to re-engineer many of our core store processes that has reduced the labor needs in our stores. Our advertising expense increased as we continue to enhance our marketing efforts by expanding our customer communications, leveraging various marketing vehicles and optimizing our marketing and promotional materials.

Investment Income

The change in investment income in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was not material.

Interest Expense

Interest expense increased $3.2 million in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011. On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021 (the “2021 Notes”). During the first quarter of fiscal 2012, we incurred $3.8 million in interest expense related to the 2021 Notes. We did not incur any interest expense during the first quarter of fiscal 2011 related to the 2021 Notes.

Income Taxes

The effective tax rate was 37.4% for the first quarter of fiscal 2012 compared with 37.3% for the first quarter of fiscal 2011. The increase in the effective tax rate was due primarily to a decrease in federal jobs tax credits and an increase in valuation allowances which were partially offset by a decrease in our liabilities for uncertain tax positions.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position, and our operating cash flows are generally sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. In addition, we have availability under our two credit facilities to borrow up to $700 million to supplement operating cash flows. During the first quarter of fiscal 2012, to help supplement our operating cash flows and to support the build of inventory for the holiday season and our other growth initiatives, we borrowed a net amount of $75.0 million on our credit facilities. We expect to re-pay this outstanding balance during the second quarter of fiscal 2012. During the first quarter of fiscal 2012, our cash and cash equivalents decreased $37.7 million. Despite the decrease in cash and cash equivalents and our borrowings on the line of credit, our working capital level remains strong. Working capital at the end of the first quarter of fiscal 2012 was $508.6 million compared to $397.7 million as of the end of the first quarter of fiscal 2011. We believe operating cash flows and existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

Credit Facilities

On November 17, 2010, we entered into a new four-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $400 million. The credit facility matures on November 17, 2014, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced our previous 364-day $250 million unsecured revolving credit facility.

On August 17, 2011, we entered into a new five-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $300 million. The credit facility matures on August 17, 2016, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced our previous five-year $200 million unsecured credit facility.

As noted above, during the first quarter of fiscal 2012, we borrowed $173.0 million and re-paid $98.0 million under the credit facilities. Our borrowings during the quarter had a weighted-average interest rate of 1.6%. As of November 26, 2011, we had $75.0 million outstanding under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 26, 2011, we were in compliance with all such covenants.

Principal Payment

During the first quarter of fiscal 2012, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next payment of $16.2 million is due in September 2012.

Other Considerations

Our merchandise inventories at the end of the first quarter of fiscal 2012 were 14.3% higher than at the end of the first quarter of fiscal 2011. Average inventory per store at the end of the first quarter of fiscal 2012 was approximately 10% higher than inventory per store at the end of the first quarter of fiscal 2011. The increases in inventory were driven primarily by the investments we made to support the expansion of our consumable merchandise assortments in the second half of fiscal 2011.

Capital expenditures for the first quarter of fiscal 2012 were $130.9 million compared with $38.9 million for the first quarter of fiscal 2011. The increase in capital expenditures during the first quarter of fiscal 2012 relate primarily to the greater number of store renovations, increased new store openings, and the construction of our 10th distribution center. As part of our strategy to accelerate new store growth, we have increased the number of stores we own through the initial construction of those stores. Capital expenditures for fiscal 2012 are expected to be between $550 and $600 million. The planned increase in capital expenditures in fiscal 2012 is due primarily to our efforts to support a greater number of new store openings, execute our comprehensive store renovation program and invest in our distribution network. Also, in fiscal 2012, we expect to renovate, relocate or expand approximately 1,000 stores. We also plan to complete construction of our 10th distribution center and begin construction of our 11th distribution center.

In the first quarter of fiscal 2012, we opened 101 stores, closed 4 stores, and renovated, relocated or expanded 262 stores. The renovations are part of our multi-year comprehensive store renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams. We occupy most of our stores under operating leases. In fiscal 2012, we expect to increase our ownership of new stores as we look to leverage our borrowing costs, which are generally lower than the developers’ higher rate, and as a result reduce our effective cost of occupancy. Store opening, closing, relocation, expansion, and renovation plans, as well as overall capital expenditure plans, are continually reviewed and may change.

During the first quarter of fiscal 2012, we purchased a total of 0.5 million shares of our common stock at a cost of $27.4 million. During the first quarter of fiscal 2011, we purchased 4.6 million shares at a cost of $257.8 million, including prepaid amounts under an accelerated share repurchase agreement. As of November 26, 2011, we had outstanding authorizations to purchase a total of $309.9 million of our common stock.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amount under the previous authorization was cancelled. As of November 26, 2011, we had $59.9 million remaining under the 2010 authorization. On September 28, 2011, we announced that the Board of Directors authorized the purchase of up to an additional $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of November 26, 2011, we had $250.0 million remaining under the 2011 authorization, and $309.9 million under all outstanding authorizations. See Note 4 to the Consolidated Condensed Financial Statements in this Report for more information on our share repurchases.

The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions. We plan to fund future share repurchases through cash on hand and cash flows from operations.

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of November 26, 2011, these cash and cash equivalents and investment securities balances were $23.3 million and $83.4 million, respectively.

Cash Flows From Operating Activities

Cash provided by operating activities decreased $6.5 million during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. The decrease was due primarily to an increase in merchandise inventories, offset partially by changes in accounts payable and accrued liabilities, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first quarter of fiscal 2012, we had a cash outflow from investing activities of $74.4 million compared to a cash inflow of $28.4 million in the first quarter of fiscal 2011. The change was due primarily to an increase in capital expenditures. The capital expenditures during the first quarter of fiscal 2012 relate primarily to the greater number of store renovations, increased new store openings and the construction of our 10th distribution center.

Cash Flows From Financing Activities

During the first quarter of fiscal 2012, we had a cash inflow from financing activities of $83.4 million compared to a cash outflow of $286.3 million during the first quarter of fiscal 2011. The increase was due primarily to a decrease in share repurchases and net proceeds from borrowings on our line of credit. We repurchased $257.8 million of common stock in the first quarter of fiscal 2011, as compared to $27.4 million in the first quarter of fiscal 2012.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2011. We will adopt this guidance in the third quarter of fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

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

There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for fiscal 2011.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, investment and financing plans, net sales, comparable store sales, cost of sales, SG&A expenses, earning per diluted share, dividends and share repurchases; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2011, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I—Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first quarter of fiscal 2012 and the first quarter of fiscal 2011, we did not incur any material interest expense related to our credit facilities. As of November 26, 2011, we had $75.0 million outstanding on our credit facilities. Our $532.4 million of current and long-term debt related to the Notes bears interest at fixed rates ranging from 5.00% to 5.41%.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of November 26, 2011, we had a $9.2 million unrealized loss ($5.8 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of November 26, 2011. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 26, 2011.

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

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for fiscal 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended November 26, 2011, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
September (8/28/11 - 10/1/11)	—	$—	—	6,632,279
October (10/2/11 - 10/29/11)	439,100	51.63	439,100	6,204,524
November (10/30/11 - 11/26/11)	84,229	56.59	84,229	5,553,449

Total	523,329	$52.42	523,329	5,553,449

(1)

On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amounts under previous authorizations were cancelled. As of November 26, 2011, the Company had $59.9 million remaining under the 2010 authorization. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of November 26, 2011, the Company had $250 million remaining under the 2011 authorization, and $309.9 million under all outstanding authorizations.

(2)	Remaining dollar amounts under authorizations are converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.	Exhibits

(a)	Exhibits incorporated by reference:

10.1	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2012 (filed under Item 5.02 in the Company’s Current Reports on Form 8-K filed with the SEC on September 9, 2011 and September 28, 2011)

10.2	Amendment dated September 26, 2011 to the Employment Agreement with R. James Kelly and Family Dollar Stores, Inc. dated October 7, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2011)

10.3	Employment Agreement between Michael K. Bloom and Family Dollar Stores, Inc. dated September 26, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2011)

10.4	Agreement dated September 28, 2011 between Family Dollar Stores, Inc. and Trian Fund Management, L.P., Trian Management GP, LLC, certain funds managed by Trian Management L.P. and Nelson Peltz, Peter W. May and Edward P. Garden (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011)

(b)	Exhibits filed herewith:

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended November 26, 2011, filed on January 5, 2012, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: January 5, 2012	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)