Form 10-Q
period 2012-02-25
FAMILY DOLLAR STORES INC
filed 2012-03-29
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 25, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2012
Common Stock, $0.10 par value	116,735,945

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	February 25,	February 25,
(in thousands, except per share and share amounts)	February 25, 2012	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$105,849	$141,405
Short-term investment securities	52,211	96,006
Merchandise inventories	1,223,600	1,154,660
Deferred income taxes	52,230	60,011
Income tax refund receivable	13,492	10,326
Prepayments and other current assets	77,561	71,436

Total current assets	1,524,943	1,533,844

Property and equipment, net	1,403,222	1,280,589
Investment securities	95,365	107,458
Other assets	76,902	74,314

Total assets	$3,100,432	$2,996,205

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$16,200	$16,200
Accounts payable	704,268	685,063
Accrued liabilities	277,303	310,818
Income taxes	7,777	4,974

Total current liabilities	1,005,548	1,017,055

Long-term debt	516,245	532,370
Other liabilities	264,235	270,466
Deferred income taxes	93,427	89,240
Commitments and contingencies (Note 6)

Shareholders’ equity (Notes 1 and 4):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.10 par; authorized 600,000,000 shares; issued 118,988,739 shares at February 25, 2012, and 147,316,232 shares at August 27, 2011, and outstanding 117,092,906 shares at February 25, 2012, and 117,353,341 shares at August 27, 2011	11,899	14,732
Capital in excess of par	247,869	274,445
Retained earnings	1,053,404	1,969,749
Accumulated other comprehensive loss	(5,628)	(6,403)
Common stock held in treasury, at cost (1,895,833 shares at February 25, 2012, and 29,962,891 shares at August 27, 2011)	(86,567)	(1,165,449)

Total shareholders’ equity	1,220,977	1,087,074

Total liabilities and shareholders’ equity	$3,100,432	$2,996,205

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	February 25, 2012	February 26, 2011
Net sales	$2,458,636	$2,263,169

Cost and expenses:
Cost of sales	1,601,237	1,455,802
Selling, general and administrative	636,271	607,002

Cost of sales and operating expenses	2,237,508	2,062,804

Operating profit	221,128	200,365

Investment income	208	422

Interest expense	6,425	4,582

Income before income taxes	214,911	196,205

Income taxes	78,492	73,025

Net income	$136,419	$123,180

Net income per common share — basic	$1.16	$0.99

Weighted average shares — basic	117,528	124,619

Net income per common share — diluted	$1.15	$0.98

Weighted average shares — diluted	118,304	125,701

Dividends declared per common share	$0.21	$0.18

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	First Half Ended
(in thousands, except per share amounts)	February 25, 2012	February 26, 2011
Net sales	$4,606,923	$4,260,110

Cost and expenses:
Cost of sales	2,991,952	2,733,178
Selling, general and administrative	1,258,933	1,204,985

Cost of sales and operating expenses	4,250,885	3,938,163

Operating profit	356,038	321,947

Investment income	442	809

Interest expense	13,137	8,100

Income before income taxes	343,343	314,656

Income taxes	126,574	117,161

Net income	$216,769	$197,495

Net income per common share — basic	$1.84	$1.56

Weighted average shares — basic	117,588	126,302

Net income per common share — diluted	$1.83	$1.55

Weighted average shares — diluted	118,447	127,421

Dividends declared per common share	$0.390	$0.335

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended
(in thousands)	February 25, 2012	February 26, 2011
Cash flows from operating activities:
Net income	$216,769	$197,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,957	88,937
Deferred income taxes	21,936	4,222
Excess tax benefits from stock-based compensation	(10,776)	(4,165)
Stock-based compensation	9,705	8,904
Loss on disposition of property and equipment, including impairment	7,979	3,455
Changes in operating assets and liabilities:
Merchandise inventories	(68,940)	(32,190)
Prepayments and other current assets	(6,112)	(14,497)
Other assets	(3,286)	(4,252)
Accounts payable and accrued liabilities	(44,528)	(58,865)
Income taxes	(363)	16,102
Other liabilities	(5,846)	19,225

	216,495	224,371

Cash flows from investing activities:
Purchases of investment securities	(22,986)	(296,299)
Sales of investment securities	79,259	174,827
Capital expenditures	(236,268)	(139,001)
Proceeds from dispositions of property and equipment	393	546

	(179,602)	(259,927)

Cash flows from financing activities:
Revolving credit facility borrowings	251,300	46,000
Repayment of revolving credit facility borrowings	(251,300)	(46,000)
Issuance of long-term debt	—	298,482
Payment of debt issuance costs	—	(6,585)
Repayment of long-term debt	(16,200)	—
Repurchases of common stock	(72,122)	(407,998)
Change in cash overdrafts	26,103	(15,032)
Proceeds from exercise of employee stock options	21,329	14,909
Excess tax benefits from stock-based compensation	10,776	4,165
Payment of dividends	(42,335)	(39,782)

	(72,449)	(151,841)

Net change in cash and cash equivalents	(35,556)	(187,397)
Cash and cash equivalents at beginning of period	141,405	382,754

Cash and cash equivalents at end of period	$105,849	$195,357

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	General Information

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 25, 2012; the results of operations for the second quarter and first half ended February 25, 2012 (“second quarter and first half of fiscal 2012”), and February 26, 2011 (“second quarter and first half of fiscal 2011”); and the cash flows for the first half of fiscal 2012 and first half of fiscal 2011. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011 (“fiscal 2011”).

The results of operations for the second quarter and first half of fiscal 2012 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts on the Consolidated Condensed Statements of Cash Flows for the first half of fiscal 2011 have been made to conform to the presentation of the first half of fiscal 2012. These reclassifications are not material.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt this guidance in the third quarter of fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220); Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

Update to Significant Accounting Policies

The Company periodically retires treasury shares that it acquires through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid in capital. The portion allocated to additional paid in capital is calculated on a pro-rata basis of the shares to be retired and the total shares issued and outstanding as of the date of the retirement.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of February 25, 2012, and August 27, 2011, for items that are required to be measured at fair value on a recurring basis:

	February 25, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$42,141	$42,141	$—	$—
Investment securities:
Auction rate securities	95,365	—	—	95,365
Municipal debt securities	50,057	—	50,057	—
Corporate debt securities	926	—	926	—
Equity securities	1,228	1,228	—	—

Other assets:
Mutual funds(1)	17,107	17,107	—	—

	August 27, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$77,842	$77,842	$—	$—
Investment securities:
Auction rate securities	107,608	—	150	107,458
Variable rate demand notes	42,299	42,299	—	—
Municipal debt securities	51,398	—	51,398	—
Corporate debt securities	950	—	950	—
Equity securities	1,209	1,209	—	—
Other assets:
Mutual funds(1)	15,580	15,580	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a non-recurring basis, the Company adjusts certain property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The fair value of the property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the second quarter or first half of fiscal 2012.

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

The continued issues in the global credit and capital markets have led to failed auctions with respect to substantially all of the Company’s auction rate securities. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of February 25, 2012, all of the Company’s $103.6 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature.

The Company does not currently expect to liquidate any auction rate securities going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining auction rate securities at par through issuer calls or refinancings, or upon maturity. During the second quarter and first half of fiscal 2012, the Company liquidated $0.2 million and $13.3 million, respectively, of auction rate securities at par as a result of issuer calls. As of February 25, 2012, all of the Company’s auction rate securities were classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity, and were measured at fair value using Level 3 inputs, as discussed below.

Due to the liquidity issues noted above, the Company had a temporary gross unrealized loss of $8.2 million ($5.2 million, net of taxes) and $9.3 million ($5.8 million, net of taxes) with respect to these investments as of February 25, 2012, and August 27, 2011, respectively. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheets. Because there is no active market for the Company’s auction rate securities, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The terms used in the analysis were based on management’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis were based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, the discount rates were adjusted further to reflect the illiquidity of the investments. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. As of February 25, 2012, a 100 basis point increase or decrease in the discount rate along with a 12-month increase or decrease in the term could result in a gross unrealized loss ranging from $3.3 million to $14.9 million.

The Company evaluated each of its auction rate securities for other-than-temporary impairment. The Company determined that there was no other-than-temporary impairment as of February 25, 2012. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s auction rate securities portfolio remains high (95% AAA rated and 5% A rated) and the securities had a weighted average parity ratio of 111.8% as of February 25, 2012.

The following table summarizes the change in the fair value of the Company’s auction rate securities measured using Level 3 inputs during the second quarter and first half of fiscal 2012 and the second quarter and first half of fiscal 2011:

	Quarter Ended
(in thousands)	February 25, 2012	February 26, 2011
Beginning Balance	$94,543	$145,064
Net unrealized gains (losses) included in other comprehensive income	972	(1,225)
Sales	(150)	(1,175)

Ending Balance	$95,365	$142,664

	First Half Ended
(in thousands)	February 25, 2012	February 26, 2011
Beginning Balance	$107,458	$147,108
Net unrealized gains (losses) included in other comprehensive income	1,082	(3,169)
Sales	(13,175)	(1,275)

Ending Balance	$95,365	$142,664

Additional Fair Value Disclosures

The estimated fair value of the Company’s current and long-term debt was $566.4 million as of February 25, 2012, and $566.0 million as of August 27, 2011. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that are private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s current and long-term debt was greater than the carrying value of the debt by $34.0 million as of February 25, 2012, and $16.0 million as of August 27, 2011.

3.     Current and Long-Term Debt

Principal Payment

During the first half of fiscal 2012, the Company made a scheduled principal payment on its private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2012.

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

During the second quarter and first half of fiscal 2012, the Company borrowed $78.3 million and $251.3 million, respectively, under the credit facilities at a weighted-average rate of 1.6% in each period. As of February 25, 2012, the Company had no borrowings outstanding under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 25, 2012, the Company was in compliance with all such covenants.

4.	Shareholders’ Equity

Stock Repurchases

During the first half of fiscal 2012, the Company purchased a total of 1.3 million shares of its common stock at a cost of $72.1 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amounts under previous authorizations were cancelled. As of February 25, 2012, the Company had $15.2 million remaining under the 2010 authorization. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of February 25, 2012, the Company had $250 million remaining under the 2011 authorization, and $265.2 million under all outstanding authorizations.

There is no expiration date related to the above referenced authorizations. Shares purchased under the share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.

Retirement of Treasury Shares

On November 25, 2011, the Company retired 29.4 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by approximately $1.2 billion. As a part of the retirement, the Company reduced its common stock, capital in excess of par, and retained earnings balances by approximately $2.9 million, $60.1 million, and $1.1 billion, respectively. Refer to Note 1 for the Company’s accounting policy for retirements of treasury shares.

Option Exercises

During the first half of fiscal 2012, a total of 0.8 million stock options with a weighted average exercise price of $26.12 were exercised. The total intrinsic value of the options exercised during the first half of fiscal 2012 was $23.4 million.

Stockholders’ Rights Plan

On March 2, 2011, the Company adopted a stockholders’ rights plan whereby the Board of Directors of the Company authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 2, 2011. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a price of $250.00 per unit, subject to adjustment. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. Subject to certain exceptions, the rights will separate from the shares of common stock and a distribution date will be deemed to occur on the earlier of (i) the 10th business day after a person or group becomes a beneficial owner of at least 10% of the Company’s outstanding common stock or (ii) the 10th business day after the date that a tender or exchange offer is launched that would, if completed, result in a person or group becoming a beneficial owner of at least 10% of the Company’s outstanding common stock. Upon such an event, each holder of a right, other than the person or group becoming a beneficial owner of at least 10% of the Company’s outstanding common stock, will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right. The Company may redeem the rights in whole at a price of $0.001 per right. On February 24, 2012, the Board of Directors approved, and the Company entered into, an amendment to the stockholders’ rights plan to extend the expiration date of the rights to March 2, 2013. The stockholders’ rights plan otherwise remains unmodified. The rights will expire on March 2, 2013, unless exercised, redeemed or exchanged prior to that time. The Board may terminate the rights plan before the expiration date or extend the expiration date. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

5.     Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.5 million shares and 0.4 million shares for the second quarter and first half ended February 25, 2012, respectively, and 0.4 million shares and 0.3 million shares for the second quarter and first half ended February 26, 2011). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		First Half Ended
(in thousands, except per share amounts)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Basic Net Income Per Share:
Net income	$136,419	$123,180	$216,769	$197,495

Weighted average number of shares outstanding	117,528	124,619	117,588	126,302

Net income per common share — basic	$1.16	$0.99	$1.84	$1.56

Diluted Net Income Per Share:
Net income	$136,419	$123,180	$216,769	$197,495

Weighted average number of shares outstanding	117,528	124,619	117,588	126,302
Effect of dilutive securities — stock options	469	653	524	672
Effect of dilutive securities — performance share rights	307	429	335	447

Weighted average shares — diluted	118,304	125,701	118,447	127,421

Net income per common share — diluted	$1.15	$0.98	$1.83	$1.55

6.	Litigation

The Company is engaged in a number of legal proceedings. The matters, or groups of related matters discussed below, if decided adversely to the Company, or settled by the Company, individually, or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

Wage and Hour Class Actions

Since 2004, certain individuals who held the position of Store Manager for the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying them as “exempt” employees who are not entitled to overtime compensation. Some of the cases also seek to proceed as collective actions under the FLSA or as class actions under state laws. Plaintiffs seek recovery of overtime pay, liquidated damages, attorneys’ fees and court costs. The Company currently has 17 class and/or collective actions pending against it.

The Multi-District Litigation

Many of the cases asserting claims under the FLSA were consolidated in a Multi-District Litigation (MDL) proceeding pending in the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). There are presently eight cases remaining in the MDL proceeding in which plaintiffs are asserting class and/or collective action status. Following dismissals and the granting of summary judgment, 45 individually named plaintiffs have cases still pending in the MDL proceeding.

In two of the cases, Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc., the N.C. Federal Court determined that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA was appropriate. The N.C. Federal Court also granted summary judgment against Irene Grace on the merits of her misclassification claim under the FLSA. The plaintiffs appealed certain rulings of the N.C. Federal Court to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”). On March 22, 2011, the Fourth Circuit affirmed the N.C. Federal Court’s decision finding that Ms. Grace was exempt from overtime compensation under the FLSA. The Fourth Circuit did not address the class certification finding the issue was moot given that the claims had been dismissed on the merits.

In addition to the Grace decision, the N. C. Federal Court has ruled in favor of the Company and granted summary judgment as to 16 other plaintiffs finding that the plaintiffs were properly classified as exempt from overtime, of which 13 have appealed and their appeals are currently pending before the Fourth Circuit.

All putative class action cases based solely on state law have been dismissed from the MDL and were remanded to the appropriate state court jurisdiction (see below).

State Law Class Actions

In addition to the cases pending in the MDL proceeding, the Company has been sued in nine class action lawsuits in eight states alleging that Store Managers should be non-exempt employees under various state laws. The plaintiffs in these cases also seek recovery of overtime pay, liquidated damages, attorneys’ fees and court costs. The states and cases are:

¡

Colorado – Julie Farley v. Family Dollar Stores of Colorado, Inc., was filed on February 7, 2012, in the United States District Court for the District of Colorado seeking unpaid overtime for a class of current and former Colorado Store Managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Colorado law.

¡

Connecticut – Cook, et al. v. Family Dollar Stores of Connecticut, Inc., was filed on October 5, 2011, in the Superior Court of the State of Connecticut on October 5, 2011, seeking unpaid overtime pay for a class of current and former Connecticut Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Connecticut law.

¡

Florida – Samuel, et al v. Family Dollar Stores of Florida, Inc., was filed in Broward County Circuit Court of Florida on November 25, 2011, asserting a collective action and seeking unpaid overtime for “similarly situated employees” alleging that current and former Florida Store Managers are not properly classified as exempt under the FLSA. This matter was removed to the United States District Court for the Southern District of Florida on December 1, 2011. The Company has also moved to have this matter transferred to the MDL proceeding. The Joint Panel on MDL conditionally granted the Company’s transfer motion on December 7, 2011. The plaintiffs moved to vacate the conditional transfer order and a ruling from the Joint Panel on MDL is pending.

¡

Kentucky – Barker v. Family Dollar, Inc., was filed on February 17, 2010, in Circuit Court in Jefferson County, Kentucky seeking unpaid overtime, compensation for unpaid breaks and for seventh day work under Kentucky law for a class of current and former Kentucky Store Managers. The Company removed this matter to the United States District Court for the Western District of Kentucky. The parties have concluded discovery. On March 15, 2012, the Company filed a motion for summary judgment asserting that the plaintiffs are properly classified as exempt from overtime.

¡

Missouri – Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., was originally filed on January 26, 2010, seeking unpaid overtime for a class of current and former Missouri Store Managers who presently reside in Missouri and whom plaintiffs claim are not properly classified as exempt from overtime under Missouri law. This matter is pending in the Circuit Court of Jackson County, Missouri (the “Circuit Court”). On May 10, 2011, the Circuit Court certified the class under the Missouri Minimum Wage Law and common law. The Company sought appeal of the class certification decision with the Missouri Court of Appeals and the Missouri Supreme Court, but both courts declined to hear the appeal. The parties are engaged in merits discovery and the trial is scheduled for February 25, 2013.

¡

New Jersey – Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011, seeking unpaid overtime pay for a class of current and former New Jersey Store Managers whom plaintiffs claim are not properly classified as exempt from overtime pay under New Jersey law. The parties are now engaged in class discovery.

¡

New York – Youngblood, et al. v. Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009, was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was transferred to the Southern District of New York where the case has been consolidated with Youngblood. Plaintiffs are seeking unpaid overtime for a class of current and former New York Store Managers whom plaintiffs claim are not properly classified as exempt from overtime pay under New York law. On October 4, 2011, the New York District Court certified the class. The parties have scheduled a mediation on March 30, 2012.

¡

Pennsylvania – Itterly v. Family Dollar Stores, Inc., which was formerly pending in the N.C. Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. In Itterly, plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania Store Managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law.

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

Gender Pay Litigation

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama, captioned Scott, et al. v. Family Dollar Stores, Inc., alleging discriminatory pay practices with respect to the Company’s female Store Managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all current and former Family Dollar female Store Managers. The plaintiffs seek recovery of back pay, compensatory and punitive damages, recovery of attorneys’ fees and equitable relief. The case was transferred to the N.C. Federal Court. Presently, there are 48 named plaintiffs in Scott. On January 13, 2012, the N.C. Federal Court ruled in the Company’s favor, striking the plaintiffs’ class claims and denying plaintiffs’ motion to amend their complaint. On January 26, 2012, the plaintiffs filed an appeal of this decision to the Fourth Circuit.

At this time, it is not possible to predict whether the Fourth Circuit will affirm the N.C. Federal Court’s decision striking the class allegations. However, the claims of the 48 named plaintiffs remain under the Equal Pay Act and Title VII of the Civil Rights Act. Although the Company intends to vigorously defend the action, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. For these reasons, the Company is unable to estimate any potential loss or range of loss. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any resolution of some or all of the plaintiffs’ claims.

Other Matters

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws, some of which are, or may be pled as class or collective actions, and litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or has established accrued liabilities as set forth in the Company’s financial statements. While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material effect on the Company’s financial position, liquidity or results of operations. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, or, if the Company determines that settlement of such actions is appropriate, the Company may be subject to liability that could have a material effect on the Company’s financial position, liquidity or results of operations.

7.	Comprehensive Income

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($0.6 million and $0.4 million income tax expense for the second quarter and first half ended February 25, 2012, respectively, and $0.3 million and $1.1 million income tax benefit for the second quarter and first half ended February 26, 2011, respectively).

	Quarter Ended		First Half Ended
(in thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net income	$136,419	$123,180	$216,769	$197,495
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	1,056	(460)	747	(1,908)
Other	13	(297)	27	(297)

Comprehensive income	$137,488	$122,423	$217,543	$195,290

8.	Segment Information

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

	Quarter Ended		First Half Ended
(in thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Classes of similar Products:
Consumables	$1,588,242	$1,406,969	$3,097,778	$2,762,422
Home Products	326,885	328,633	572,885	581,669
Apparel and Accessories	205,933	218,887	392,147	411,699
Seasonal and Electronics	337,576	308,680	544,113	504,320

Net sales	$2,458,636	$2,263,169	$4,606,923	$4,260,110

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended February 25, 2012, and February 26, 2011 (“second quarter of fiscal 2012” and “second quarter of fiscal 2011”, respectively), and the twenty-six-week periods ended February 25, 2012, and February 26, 2011 (“first half of fiscal 2012” and “first half of fiscal 2011”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 27, 2011 (“fiscal 2011”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2011. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I - Item 1A of our Annual Report on Form 10-K for fiscal 2011.

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

During the first half of fiscal 2012, as compared with the first half of fiscal 2011, our net sales increased 8.1% to $4.6 billion, our net income increased 9.8% to $216.8 million, and our diluted net income per common share increased 18.1% to $1.83. Comparable store sales (stores open more than 13 months) for the first half of fiscal 2012 increased 4.3% compared with the first half of fiscal 2011.

During the second quarter of fiscal 2012, as compared with the second quarter of fiscal 2011, our net sales increased 8.6% to $2.5 billion, our net income increased 10.7% to $136.4 million, and our diluted net income per common share increased 17.3% to $1.15. Comparable store sales for the second quarter of fiscal 2012 increased 4.5% compared with the second quarter of fiscal 2011.

Our performance during the second quarter and first half of fiscal 2012 was driven primarily by our strong sales performance, particularly in the Consumables and Seasonal and Electronics categories. Many of the initiatives we launched over the past several years continue to deliver results, including the expansion of our global sourcing efforts, increased investment in our private brands assortment, our multi-year comprehensive store renovation program and the expansion of our key consumables categories. During fiscal 2012, we remain focused on continuing to strengthen our value and convenience proposition. In addition, we are accelerating our new store growth, continuing to aggressively renovate our stores, and expanding our consumable assortment further.

During the first half of fiscal 2012, we opened 184 stores and closed 36 stores for a net addition of 148 stores, compared with the opening of 146 stores and closing of 43 stores for a net addition of 103 stores during the first half of fiscal 2011. During the second quarter of fiscal 2012, we opened 83 stores and closed 32 stores for a net addition of 51 stores, compared with the opening of 61 stores and closing of 25 stores for a net addition of 36 stores during the second quarter of fiscal 2011. We plan to open approximately 450 to 500 new stores during fiscal 2012, compared with 300 new store openings in fiscal 2011.

Leveraging our concept renewal efforts, enhanced merchandising and supply chain capabilities, a refreshed store technology platform, and a better trained and more productive workforce, we continue to deliver on our multi-year comprehensive renovation program intended to re-energize the Family Dollar brand. During the first half of fiscal 2012, we renovated, relocated or expanded 342 stores under this new format. We plan to renovate, relocate or expand approximately 1,000 stores in this new format in fiscal 2012. The renovations address both the interior and exterior of the stores, create more customer-focused assortments and layouts, and position more customer-centric teams.

In today’s uncertain economic environment, value and convenience continues to resonate with consumers. Our strategy of providing customers with value and convenience continues to attract not only our core low-income customers, but also middle-income families with more frequency. We continue to invest aggressively in our merchandise assortment to respond to the challenging macro-economic environment and customer demand. In fiscal 2011, we executed an expansion in key consumable categories in more than 5,700 stores. As a result, in the second quarter and first half of fiscal 2012, our Consumables sales increased by 12.9 % and 12.1%, respectively, as compared to the second quarter and first half of fiscal 2011. Consumables sales, as a percentage of net sales, increased to 64.6% and 67.2% in the second quarter and first half of fiscal 2012, respectively, from 62.2% and 64.8% in the second quarter and first half of fiscal 2011, respectively. The investments we are making in global sourcing, private brands and price management capabilities have resulted in more favorable purchase markups that continue to offset much of the pressure created by the shift in sales mix to lower margin Consumables.

Results of Operations

Our results of operations for the second quarter and first half of fiscal 2012 and the second quarter and first half of fiscal 2011 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended		First Half Ended
(in thousands)	February 25, 2012	February 26, 2011	February 25, 2012	February 26, 2011
Net sales	$2,458,636	$2,263,169	$4,606,923	$4,260,110

Cost and expenses:
Cost of sales	1,601,237	1,455,802	2,991,952	2,733,178
% of net sales	65.1%	64.3%	64.9%	64.2%
Selling, general and administrative	636,271	607,002	1,258,933	1,204,985
% of net sales	25.9%	26.8%	27.3%	28.3%

Cost of sales and operating expenses	2,237,508	2,062,804	4,250,885	3,938,163
% of net sales	91.0%	91.1%	92.3%	92.4%

Operating profit	221,128	200,365	356,038	321,947
% of net sales	9.0%	8.9%	7.7%	7.6%

Investment income	208	422	442	809
% of net sales	0.0%	0.0%	0.0%	0.0%

Interest expense	6,425	4,582	13,137	8,100
% of net sales	0.3%	0.2%	0.3%	0.2%

Income before income taxes	214,911	196,205	343,343	314,656
% of net sales	8.7%	8.7%	7.5%	7.4%

Income taxes	78,492	73,025	126,574	117,161
% of net sales	3.2%	3.2%	2.7%	2.8%

Net Income	$136,419	$123,180	$216,769	$197,495
% of net sales	5.5%	5.4%	4.7%	4.6%

Second Quarter Results

Net Sales

Net sales increased 8.6% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The net sales increase in the second quarter of fiscal 2012 reflects an increase in comparable store sales of 4.5%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The 4.5% increase in comparable store sales in the second quarter of fiscal 2012 resulted primarily from an increase in customer traffic, as measured by the number of register transactions in comparable stores, with a slight increase in the dollar value of the average customer transaction. Sales during the second quarter of fiscal 2012, on a comparable store basis, were strongest in the Consumables and Seasonal and Electronics categories.

The average number of stores in operation during the second quarter of fiscal 2012 was 4.0% higher than the average number of stores in operation during the second quarter of fiscal 2011. We had 7,171 stores in operation at the end of the second quarter of fiscal 2012 compared with 6,888 stores in operation at the end of the second quarter of fiscal 2011, representing an increase of 4.1%. As of February 25, 2012, we had, in the aggregate, approximately 51.2 million square feet of selling space compared to 49.0 million as of February 26, 2011.

Cost of Sales

Cost of sales increased 10.0% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 65.1% in the second quarter of fiscal 2012 and 64.3% in the second quarter of fiscal 2011. The largest impact on cost of sales, as a percentage of net sales, was the increased sales of lower-margin consumable merchandise, which was mostly offset by higher purchase markups. Higher markdowns and an increase in inventory shrinkage also negatively impacted gross profit as a percentage of net sales. The growth in sales of lower-margin consumables (64.6% of net sales in the second quarter of fiscal 2012 compared to 62.2% of net sales in the second quarter of fiscal 2011) continues to pressure gross profit as a percentage of net sales. We increased markdowns in our stores to manage inventory levels by clearing discretionary merchandise in a period of softer discretionary sales. Also, we increased promotional markdowns on Consumable merchandise as we leveraged additional advertising to drive revenue growth and increase market share. Inventory shrinkage increased during the quarter as a result of increased activities in the stores including renovations and significant merchandise expansions. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, the expansion of our global sourcing efforts and improved price management.

Selling, General and Administrative Expenses

SG&A expenses increased 4.8% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 25.9% in the second quarter of fiscal 2012 compared to 26.8% in the second quarter of fiscal 2011. Most costs in the second quarter of fiscal 2012 were leveraged as a result of a 4.5% increase in comparable store sales and continued productivity improvements. As a percentage of net sales, SG&A costs were leveraged as a result of a decrease in insurance expense (approximately 0.4% of net sales), a decrease in store payroll costs (approximately 0.4% of net sales) and a decrease in store occupancy costs (approximately 0.2% of net sales), which more than offset an increase in advertising expense (approximately 0.1% of net sales). Insurance expense continues to benefit from favorable trends in workers’ compensation and general liability costs reflecting improvements we have made in our store operations and risk management processes. The decrease in store payroll costs was a result of the benefits from improvements we implemented in fiscal 2011 to re-engineer many of our core store processes, which has reduced the labor needs in our stores. The decrease in store occupancy costs was a result of lower utilities and maintenance expenses related to warmer weather in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. Our advertising expense increased as a percentage of net sales as we expanded our customer communications, leveraged various marketing vehicles and optimized our marketing and promotional materials.

Investment Income

The change in investment income in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was not material.

Interest Expense

On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021 (the “2021 Notes”). During the second quarter of fiscal 2012, we incurred $3.8 million in interest expense related to the 2021 Notes compared with $1.2 million during the second quarter of fiscal 2011.

Income Taxes

The effective tax rate was 36.5% for the second quarter of fiscal 2012 compared with 37.2% for the second quarter of fiscal 2011. The decrease in effective tax rate was due primarily to the foreign tax benefit we gained from our global sourcing efforts and an increase in federal job tax credits.

Year-to-date Results

Net Sales

Net sales increased 8.1% in the first half of fiscal 2012 compared to the first half of fiscal 2011. The net sales increase in the first half of fiscal 2012 reflects an increase in comparable store sales of 4.3%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program.

The 4.3% increase in comparable store sales in the first half of fiscal 2012 resulted from both an increase in customer traffic, as measured by the number of register transactions in comparable stores, and the dollar value of the average customer transaction. Net sales during the first half of fiscal 2012, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the first half of fiscal 2012 was 3.8% higher than the average number of stores in operation during the first half of fiscal 2011.

Cost of Sales

Cost of sales increased 9.5% in the first half of fiscal 2012 compared to the first half of fiscal 2011. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.9% in the first half of fiscal 2012 compared to 64.2% in the first half fiscal 2011. The largest impact on cost of sales, as a percentage of net sales, was the increased sales of lower-margin consumable merchandise, which was mostly offset by higher purchase markups. Higher markdowns and an increase in inventory shrinkage also negatively impacted gross profit as a percentage of net sales. The growth in sales of lower-margin consumables (67.2% of net sales in the first half of fiscal 2012 compared to 64.8% of net sales in the first half of fiscal 2011) continues to pressure gross profit as a percentage of net sales. We increased markdowns in our stores to manage inventory levels by clearing discretionary merchandise in a period of softer discretionary sales. Also, we increased promotional markdowns on Consumable merchandise as we leveraged additional advertising to drive revenue growth and increase market share. Inventory shrinkage increased during the quarter as a result of increased activities in the stores including renovations and significant merchandise expansions. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, the expansion of our global sourcing efforts and improved price management.

Selling, General and Administrative Expenses

SG&A expenses increased 4.5% in the first half of fiscal 2012 compared to the first half of fiscal 2011. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.3% in the first half of fiscal 2012 compared to 28.3% in the first half fiscal 2011. Most costs in the first half of fiscal 2012 were leveraged as a result of a 4.3% increase in comparable store sales and continued productivity improvements. As a percentage of net sales, SG&A costs were leveraged as a result of a decrease in insurance expense (approximately 0.5% of net sales), a decrease in store payroll costs (approximately 0.3% of net sales) and a decrease in store occupancy costs (approximately 0.1% of net sales), which more than offset an increase in advertising expense (approximately 0.1% of net sales). Insurance expense continues to benefit from favorable trends in workers’ compensation and general liability costs reflecting improvements we have made in our store operations and risk management processes. The decrease in store payroll costs was a result of the benefits from improvements we implemented in fiscal 2011 to re-engineer many of our core store processes, which has reduced the labor needs in our stores. The decrease in store occupancy costs was a result of lower utilities and maintenance expenses related to warmer weather in the first half of fiscal 2012 as compared to the first half of fiscal 2011. Our advertising expense increased as a percentage of net sales as we expanded our customer communications, leveraged various marketing vehicles and optimized our marketing and promotional materials.

Investment Income

The change in investment income in the first half of fiscal 2012 compared to the first half of fiscal 2011 was not material.

Interest Expense

On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021. During the first half of fiscal 2012, we incurred $7.6 million in interest expense related to the 2021 Notes compared with $1.2 million during the first half of fiscal 2011.

Income Taxes

The effective tax rate was 36.9% for the first half of fiscal 2012 compared with 37.2% for the first half of fiscal 2011. The decrease in the effective tax rate was due primarily to a decrease in our liabilities for uncertain tax positions, the foreign tax benefit we gained from our global sourcing efforts, and a decrease in state taxes, which was partially offset by an increase in valuation allowances.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position, and our operating cash flows are generally sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. In addition, we have availability under our two credit facilities to borrow up to $700 million (less any letters of credit needed for collateral for our insurance programs) to supplement operating cash flows. During the first half of fiscal 2012, to help supplement our operating cash flows and to support the build of inventory for the holiday season and our other growth initiatives, we borrowed a total of $251.3 million on our credit facilities and never carried a balance greater than $75.0 million throughout the first half of fiscal 2012. As of the end of the second quarter, no amounts were outstanding under the credit facilities. During the first half of fiscal 2012, our cash and cash equivalents decreased $35.6 million. Despite the decrease in cash and cash equivalents and our borrowings under our credit facilities, our working capital level remains strong. Working capital at the end of the first half of fiscal 2012 was $519.4 million compared to $668.3 million as of the end of the second quarter of fiscal 2011. We believe operating cash flows and capacity under existing credit facilities will provide sufficient liquidity for our ongoing operations and growth initiatives.

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

As noted above, during the first half of fiscal 2012, we borrowed $251.3 million and re-paid $251.3 million under the credit facilities. Our borrowings during the first half of fiscal 2012 had a weighted-average interest rate of 1.6%. As of February 25, 2012, we had no amounts outstanding under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 25, 2012, we were in compliance with all such covenants.

Principal Payment

During the first quarter of fiscal 2012, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2012.

Fee Development Program and Potential Sale-Leaseback Transactions

As part of our new store growth strategy, we have created a Fee Development Program (“Fee Development Program”), intended to provide us with a more cost effective means to finance the construction of new store locations. Previously, developers would use their own capital to fund the construction of new sites, which they would then lease to the Company. Under the new program, the Company works with select developers to construct the new sites using our own investment grade credit rating to achieve a lower all-in cost. Upon completion of construction, the Company owns the stores. We intend to use sale-leaseback transactions as a source of capital, providing additional liquidity for the Fee Development Program. As a consequence, we expect to achieve a lower cost of occupancy when compared to the previous program.

Other Considerations

Our merchandise inventories at the end of the first half of fiscal 2012 were $1,223.6 million, as compared to $1,060.2 million at the end of the first half of fiscal 2011, an increase of 15.4%. Inventory per store at the end of the first half of fiscal 2012 was approximately 11% higher than inventory per store at the end of the first half of fiscal 2011. The increases in inventory were driven primarily by the investments we have made to expand our consumable merchandise assortments in the second half of fiscal 2011.

Capital expenditures for the first half of fiscal 2012 were $236.3 million compared with $139.0 million for the first half of fiscal 2011. The increase in capital expenditures during the first half of fiscal 2012 relate primarily to the construction of our 10th distribution center, increased new store openings, and a greater number of store renovations. As part of our strategy to accelerate new store growth, we have increased the number of stores we initially own through the Fee Development Program. We now expect capital expenditures for fiscal 2012 to be between $600 and $650 million. The planned increase in capital expenditures in fiscal 2012 is due primarily to our efforts to support a greater number of new store openings (including the Fee Development Program), execute our comprehensive store renovation program, enhance our distribution network, and further invest in our existing stores to support our continued merchandise expansion efforts. In fiscal 2012, we expect to renovate, relocate or expand approximately 1,000 stores. We also plan to complete construction of our 10th distribution center and begin construction of our 11th distribution center.

In the first half of fiscal 2012, we opened 184 stores, closed 36 stores, and renovated, relocated or expanded 342 stores. The renovations are part of our multi-year comprehensive store renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores, create more customer-focused assortments and layouts, and position more customer-centric teams. We occupy most of our stores under operating leases. In fiscal 2012, we expect to increase our initial ownership of new stores through the Fee Development Program. Store opening, closing, relocation, expansion, and renovation plans, as well as overall capital expenditure plans, are continually reviewed and may change.

During the first half of fiscal 2012, we purchased a total of 1.3 million shares of our common stock at a cost of $72.1 million. During the first half of fiscal 2011, we purchased 8.9 million shares at a cost of $408.0 million, including the accelerated share repurchase agreement we entered into in the first quarter of fiscal 2011. As of February 25, 2012, we had outstanding authorizations to purchase a total of $265.2 million of our common stock.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amount under the previous authorization was cancelled. As of February 25, 2012, we had $15.2 million remaining under the 2010 authorization. On September 28, 2011, we announced that the Board of Directors authorized the purchase of up to an additional $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of February 25, 2012, we had $250.0 million remaining under the 2011 authorization, and $265.2 million under all outstanding authorizations. See Note 4 to the Consolidated Condensed Financial Statements in this Report for more information on our share repurchases.

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

Our wholly-owned captive insurance subsidiary maintains certain balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of February 25, 2012, these cash and cash equivalents and investment securities balances were $32.4 million and $84.2 million, respectively.

Cash Flows From Operating Activities

Cash provided by operating activities decreased $7.9 million during the first half of fiscal 2012 as compared to the first half of fiscal 2011. The decrease was due primarily to an increase in merchandise inventories in fiscal 2012 as noted above as well as decreases in other liabilities, offset partially by higher net income and changes in accounts payable and accrued expenses, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first half of fiscal 2012, we had a cash outflow of $179.6 million compared to a cash outflow of $259.9 million in the first half of fiscal 2011. The change was due to a net decrease in the purchases of investment securities, offset partially by an increase in capital expenditures. The capital expenditures during the first quarter of fiscal 2012 relate primarily to the construction of our 10th distribution center, increased new store openings, and a greater number of store renovations.

Cash Flows From Financing Activities

During the first half of fiscal 2012, we had a cash outflow from financing activities of $72.4 million compared to a cash outflow of $151.8 million during the first half of fiscal 2011. During the first half of fiscal 2011, we issued $300 million of 5.00% unsecured senior notes, creating a significant cash inflow from financing activities in fiscal 2011. This cash inflow was offset by increased share repurchases of $335.9 million in the first half of fiscal 2011 as compared to the first half of fiscal 2012. We purchased $72.1 million of our common stock during the first half of fiscal 2012 compared to $408.0 million in the first half of fiscal 2011.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We will adopt this guidance in the third quarter of fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220); Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, investment and financing plans, net sales, comparable store sales, cost of sales, SG&A expenses, earning per diluted share, dividends and share repurchases; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” “proposed,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I - Item 1A of our Annual Report on Form 10-K for fiscal 2011, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I - Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first half of fiscal 2012 and the first half of fiscal 2011, we did not incur any material interest expense related to our credit facilities. As of February 25, 2012, we had no amounts outstanding on our credit facilities. Our $532.4 million of current and long-term debt related to the Notes bears interest at fixed rates ranging from 5.00% to 5.41%.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of February 25, 2012, we had an $8.2 million unrealized loss ($5.2 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, or upon maturity of the underlying security. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of February 25, 2012. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 25, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended February 25, 2012, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
December (11/27/11 – 12/31/11)	118,928	$56.57	118,928	5,257,626
January (1/1/12 – 1/28/12)	580,851	53.67	580,851	4,884,734
February (1/29/12 – 2/25/12)	123,900	54.77	123,900	4,881,198

Total	823,679	$54.25	823,679	4,881,198

(1)

On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amounts under previous authorizations were cancelled. As of February 25, 2012, the Company had $15.2 million remaining under the 2010 authorization. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of February 25, 2012, the Company had $250 million remaining under the 2011 authorization, and $265.2 million under all outstanding authorizations.

(2)	Remaining dollar amounts under authorizations are converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.   Exhibits

(a) Exhibits incorporated by reference:

4.1

Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3,2011)

4.2

Amendment No. 1, dated as of February 24, 2012, to the Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 24, 2012)

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended

February 25, 2012, filed on March 29, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: March 29, 2012	/s/ Kenneth T. Smith
Kenneth T. Smith
Senior Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)