Form 10-Q
period 2012-05-26
FAMILY DOLLAR STORES INC
filed 2012-06-29
CIK 34408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 26, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 19, 2012
Common Stock, $0.10 par value	116,861,728

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except per share and share amounts)	May 26, 2012	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$120,901	$141,405
Short-term investment securities	21,006	96,006
Restricted cash and investments	82,197	—
Merchandise inventories	1,387,380	1,154,660
Deferred income taxes	53,212	60,011
Income tax refund receivable	—	10,326
Prepayments and other current assets	44,137	71,436

Total current assets	1,708,833	1,533,844

Property and equipment, net	1,420,034	1,280,589
Investment securities	60,888	107,458
Other assets	83,289	74,314

Total assets	$3,273,044	$2,996,205

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$16,200	$16,200
Accounts payable	695,292	685,063
Accrued liabilities	300,290	310,818
Income taxes	25,285	4,974

Total current liabilities	1,037,067	1,017,055

Long-term debt	516,283	532,370
Other liabilities	328,101	270,466
Deferred income taxes	79,099	89,240
Commitments and contingencies (Note 8)

Shareholders’ equity (Notes 1 and 6):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.10 par; authorized 600,000,000 shares; issued 119,114,905 shares at May 26, 2012, and 147,316,232 shares at August 27, 2011, and outstanding 116,860,678 shares at May 26, 2012, and 117,353,341 shares at August 27, 2011	11,911	14,732
Capital in excess of par	256,898	274,445
Retained earnings	1,153,453	1,969,749
Accumulated other comprehensive loss	(3,750)	(6,403)
Common stock held in treasury, at cost (2,254,227 shares at May 26, 2012, and 29,962,891 shares at August 27, 2011)	(106,018)	(1,165,449)

Total shareholders’ equity	1,312,494	1,087,074

Total liabilities and shareholders’ equity	$3,273,044	$2,996,205

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	May 26, 2012	May 28, 2011
Net sales	$2,359,957	$2,153,395

Cost and expenses:
Cost of sales	1,514,684	1,373,639
Selling, general and administrative	645,867	595,403

Cost of sales and operating expenses	2,160,551	1,969,042

Operating profit	199,406	184,353

Investment income	274	455

Interest expense	5,635	7,144

Income before income taxes	194,045	177,664

Income taxes	69,505	66,563

Net income	$124,540	$111,101

Net income per common share — basic	$1.07	$0.91

Weighted average shares — basic	116,815	121,546

Net income per common share — diluted	$1.06	$0.91

Weighted average shares — diluted	117,633	122,656

Dividends declared per common share	$0.21	$0.18

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Quarters Ended
(in thousands, except per share amounts)	May 26, 2012	May 28, 2011
Net sales	$6,966,880	$6,413,505

Cost and expenses:
Cost of sales	4,506,636	4,106,817
Selling, general and administrative	1,904,800	1,800,388

Cost of sales and operating expenses	6,411,436	5,907,205

Operating profit	555,444	506,300

Investment income	716	1,264

Interest expense	18,772	15,244

Income before income taxes	537,388	492,320

Income taxes	196,079	183,724

Net income	$341,309	$308,596

Net income per common share — basic	$2.91	$2.47

Weighted average shares — basic	117,331	124,716

Net income per common share — diluted	$2.89	$2.45

Weighted average shares — diluted	118,176	125,833

Dividends declared per common share	$0.600	$0.515

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
(in thousands)	May 26, 2012	May 28, 2011
Cash flows from operating activities:
Net income	$341,309	$308,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,130	135,026
Deferred income taxes	3,336	18,031
Excess tax benefits from stock-based compensation	(12,234)	(4,641)
Stock-based compensation	14,033	11,369
Loss on disposition of property and equipment, including impairment	10,331	5,674
Changes in operating assets and liabilities:
Merchandise inventories	(232,720)	(106,381)
Prepayments and other current assets	27,308	(11,514)
Other assets	(1,242)	(2,723)
Accounts payable and accrued liabilities	(72,275)	(82,200)
Income taxes	30,637	17,379
Other liabilities	(7,766)	18,872

	253,847	307,488
Cash flows from investing activities:
Purchases of investment securities	(92,559)	(338,482)
Sales of investment securities	217,017	308,470
Change in restricted cash and investments	(90,930)	—
Net proceeds from sale-leaseback	177,552	—
Capital expenditures	(391,418)	(230,302)
Proceeds from dispositions of property and equipment	739	812

	(179,599)	(259,502)
Cash flows from financing activities:
Revolving credit facility borrowings	306,300	46,000
Repayment of revolving credit facility borrowings	(306,300)	(46,000)
Issuance of long-term debt	—	298,482
Payment of debt issuance costs	—	(6,585)
Repayment of long-term debt	(16,200)	—
Repurchases of common stock	(91,573)	(512,513)
Change in cash overdrafts	43,016	(2,321)
Proceeds from exercise of employee stock options	24,620	16,780
Excess tax benefits from stock-based compensation	12,234	4,641
Payment of dividends	(66,849)	(61,796)

	(94,752)	(263,312)

Net change in cash and cash equivalents	(20,504)	(215,326)
Cash and cash equivalents at beginning of period	141,405	382,754

Cash and cash equivalents at end of period	$120,901	$167,428

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	General Information

In the opinion of management, the accompanying Unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 26, 2012; the results of operations for the thirteen-week and thirty-nine week periods ended May 26, 2012 (“third quarter and first three quarters of fiscal 2012”), and May 28, 2011 (“third quarter and first three quarters of fiscal 2011”); and the cash flows for the thirty-nine week periods ended May 26, 2012 and May 28,2011. The Unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011 (“fiscal 2011”).

The results of operations for the third quarter and first three quarters of fiscal 2012 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts on the Consolidated Condensed Statements of Cash Flows for the first three quarters of fiscal 2011 have been made to conform to the presentation of the first three quarters of fiscal 2012. These reclassifications are not material.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption of ASU 2011-04 in the third quarter of fiscal 2012 did not have a material impact on the Company’s Consolidated Condensed Financial Statements.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is not required to adopt this guidance until the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

Update to Significant Accounting Policies

The Company periodically retires treasury shares that it acquires through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained Earnings and Capital in Excess of Par. The portion allocated to Capital in Excess of Par is calculated on a pro-rata basis of the shares to be retired and the total shares issued and outstanding as of the date of the retirement.

2.	Fair Value Measurements

Fair value accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used to measure fair value into three levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of May 26, 2012, and August 27, 2011, for items that are required to be measured at fair value on a recurring basis:

	May 26, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$48,097	$48,097	$—	$—
Investment securities:
Auction rate securities	60,888	—	—	60,888
Variable rate demand notes	7,185	7,185	—	—
Short-term bond mutual fund	5,000	5,000	—	—
Municipal debt securities	6,796	—	6,796	—
Corporate debt securities	911	—	911	—
Equity securities	1,114	1,114	—	—
Restricted cash and investments:(2)
Money market funds	437	437	—	—
Municipal debt securities	54,542	—	54,542	—

Other assets:
Mutual funds (1)	17,823	17,823	—	—

	August 27, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$77,842	$77,842	$—	$—
Investment securities:
Auction rate securities	107,608	—	150	107,458
Variable rate demand notes	42,299	42,299	—	—
Municipal debt securities	51,398	—	51,398	—
Corporate debt securities	950	—	950	—
Equity securities	1,209	1,209	—	—
Other assets:
Mutual funds(1)	15,580	15,580	—	—

(1)	Represents assets held pursuant to a deferred compensation plan.
(2)

As of May 26, 2012, restricted cash and investments of $46.2 million and $8.8 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Condensed Balance Sheet.

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the third quarter or first three quarters of fiscal 2012.

Level 2 Inputs

The majority of the assets classified as Level 2 are valued by a third-party pricing service which uses matrix pricing to value the assets. The Company believes that while a majority of the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.

Auction Rate Securities

The Company’s auction rate securities (“ARS”) are tax-exempt bonds that are collateralized by federally guaranteed student loans and are valued using Level 3 inputs. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7- 35 days). Due to the continued issues in the global credit and capital markets, specifically as it relates to the ARS market, the Company’s ARS portfolio experienced sustained failed auctions. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of May 26, 2012, all of the Company’s $66.0 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature.

The Company does not currently expect to liquidate any ARSs going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining ARS portfolio at par through issuer calls, refinancings or upon maturity. During the third quarter and first three quarters of fiscal 2012, the Company liquidated $37.7 million and $51.0 million, respectively, of the ARS portfolio at par as a result of issuer calls. Additionally, subsequent to the end of the third quarter of fiscal 2012, the Company liquidated an additional $10.0 million of the ARS portfolio at par. As of May 26, 2012, all of the Company’s ARS portfolio was subject to failed auctions and was classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity.

The Company had a temporary gross unrealized loss of $5.1 million ($3.2 million, net of taxes) and $9.3 million ($5.8 million, net of taxes) with respect to its ARS portfolio as of May 26, 2012, and August 27, 2011, respectively. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheets. Because there is no active market for the Company’s ARS portfolio, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The two most significant unobservable inputs used in the analysis are the weighted average expected term to liquidate the securities and the illiquidity factor applied to the discount rate. The weighted average expected term assumption used in the analysis is based on the Company’s estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis are based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, a factor was applied to the discount rates to reflect the illiquidity of the investments. These inputs used in the Company’s analysis are sensitive to market conditions and the Company’s valuation of its ARS portfolio can change significantly based on the assumptions used. As of May 26, 2012, a 100 basis point increase or decrease in the illiquidity factor along with a 12-month increase or decrease in the weighted average term could result in a gross unrealized loss ranging from $2.0 million to $9.3 million.

The Company also evaluated each of its ARS for other-than-temporary impairment. The Company’s evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company’s ARS portfolio remains high (92% AAA rated and 8% A rated), and the securities had a weighted average parity ratio of 112.7% as of May 26, 2012. Based on these factors, the Company concluded that there was no other-than-temporary impairment as of May 26, 2012.

The following table summarizes the change in the fair value of the Company’s ARS portfolio measured using Level 3 inputs during the third quarter and first three quarters of fiscal 2012 and the third quarter and first three quarters of fiscal 2011:

	Quarter Ended
(in thousands)	May 26, 2012	May 28, 2011
Beginning Balance	$95,365	$142,664
Net unrealized gains (losses) included in other comprehensive income	3,173	4,559
Sales	(37,650)	(39,800)
Transfers out of Level 3	—	(500)

Ending Balance	$60,888	$106,923

	Three Quarters Ended
(in thousands)	May 26, 2012	May 28, 2011
Beginning Balance	$107,458	$147,108
Net unrealized gains (losses) included in other comprehensive income	4,255	1,390
Sales	(50,825)	(41,075)
Transfers out of Level 3	—	(500)

Ending Balance	$60,888	$106,923

Additional Fair Value Disclosures

The estimated fair value of the Company’s current and long-term debt was $570.8 million as of May 26, 2012, and $566.0 million as of August 27, 2011. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that are private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s current and long-term debt was greater than the carrying value of the debt by $38.3 million as of May 26, 2012, and $16.0 million as of August 27, 2011.

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

During the third quarter and first three quarters of fiscal 2012, the Company borrowed $55.0 million and $306.3 million, respectively, under the credit facilities at a weighted-average rate of 1.5% and 1.6%, respectively. As of May 26, 2012, the Company had no borrowings outstanding under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 26, 2012, the Company was in compliance with all such covenants.

4.	Sale-Leaseback Transaction

During the third quarter of fiscal 2012, the Company completed a sale-leaseback transaction under which it sold 137 stores to an unrelated third party. Net proceeds from these sales were $177.6 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchaser over an initial lease terms of 15 years. The master leases for the 137 stores includes an initial term of 15 years and four, five-year renewal options and provides for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company classified these leases as operating leases, actively uses the leased properties and considers the leases as normal leasebacks. The Company deferred the $74.1 million gain realized on the sale of the stores and will amortize the gain over the initial lease term.

Additionally, subsequent to May 26, 2012, the Company completed an additional sale-leaseback transaction under which it sold an additional 137 stores to a separate unrelated third party. Net proceeds from these sales were $178.8 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchaser over an initial lease terms of 15 years. The master leases for the 137 stores includes an initial term of 15 years and four, five-year renewal options and provides for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company will classify these leases as operating leases, actively uses the leased properties and considers the leases as normal leasebacks. The Company will defer the $95.5 million gain realized on the sale of the stores and will amortize the gain over the initial lease term. The deferred gain on both transactions includes both a current and non-current portion, with the current portion based on the amount that is expected to amortize over the next 12 months. The current and non-current portions are included in Accrued Liabilities and Other Liabilities, respectively, on the Consolidated Condensed Balance Sheets.

5.	Restricted Cash and Investments

The Company has restricted cash and investments that serve as collateral for certain of the Company’s insurance obligations. These restricted funds cannot be withdrawn from the Company’s account without the consent of the secured party. As of May 26, 2012, the Company held $55.0 million in this restricted account, of which $46.2 million was included in Restricted Cash and Investments and $8.8 million was included in Other Assets in the Consolidated Condensed Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations. Previously, these obligations were collateralized using standby letters of credit under our revolving credit facilities.

Additionally, in conjunction with the sale-leaseback transaction completed during the third quarter of fiscal 2012, certain proceeds from the transaction were placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. The Company intends to use these proceeds to purchase additional new stores and must do so within 180 days to realize the deferral. At the Company’s option, the proceeds can be returned for general operating needs; however, the tax gain deferral would not be realized. As of May 26, 2012, the Company held $36.0 million in this account. These assets are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheet.

6.	Shareholders’ Equity

Stock Repurchases

During the first three quarters of fiscal 2012, the Company purchased 1.7 million shares of its common stock at a cost of $91.6 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amounts under previous authorizations were cancelled. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of May 26, 2012, the Company had no amounts remaining under the 2010 authorization and $245.7 million remaining under the 2011 authorization.

There is no expiration date related to the 2011 authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.

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

Option Exercises

During the first three quarters of fiscal 2012, 0.9 million stock options were exercised with a weighted average exercise price of $26.15. The total intrinsic value of the options exercised during the first three quarters of fiscal 2012 was $28.2 million.

Stockholders’ Rights Plan

On March 2, 2011, the Company adopted a stockholders’ rights plan whereby the Board of Directors of the Company authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 2, 2011. Each right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a price of $250.00 per unit, subject to adjustment. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. Subject to certain exceptions, the rights will separate from the shares of common stock and a distribution date will be deemed to occur on the earlier of (i) the tenth business day after a person or group becomes a beneficial owner of at least 10% of the Company’s outstanding common stock or (ii) the tenth business day after the date that a tender or exchange offer is launched that would, if completed, result in a person or group becoming a beneficial owner of at least 10% of the Company’s outstanding common stock. Upon such an event, each holder of a right, other than the person or group becoming a beneficial owner of at least 10% of the Company’s outstanding common stock, will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right. The Company may redeem the rights in whole at a price of $0.001 per right. On February 24, 2012, the Board of Directors approved, and the Company entered into, an amendment to the stockholders’ rights plan to extend the expiration date of the rights to March 2, 2013. The stockholders’ rights plan otherwise remains unmodified. The rights will expire on March 2, 2013, unless exercised, redeemed or exchanged prior to that time. The Board may terminate the rights plan before the expiration date or extend the expiration date. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

7.	Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive. The number of antidilutive shares were not material for all periods presented. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		Three Quarters Ended
(in thousands, except per share amounts)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Basic Net Income Per Share:
Net income	$124,540	$111,101	$341,309	$308,596

Weighted average number of shares outstanding	116,815	121,546	117,331	124,716

Net income per common share — basic	$1.07	$0.91	$2.91	$2.47

Diluted Net Income Per Share:
Net income	$124,540	$111,101	$341,309	$308,596

Weighted average number of shares outstanding	116,815	121,546	117,331	124,716
Effect of dilutive securities — stock options	511	688	519	678
Effect of dilutive securities — performance share rights	307	422	326	439

Weighted average shares — diluted	117,633	122,656	118,176	125,833

Net income per common share — diluted	$1.06	$0.91	$2.89	$2.45

8.	Litigation

The Company is engaged in a number of legal proceedings. The matters or groups of related matters discussed below, if decided adversely to the Company, or settled by the Company, individually or in the aggregate, may result in liability material to the Company’s financial condition or results of operations.

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

The Multi-District Litigation

Many of the cases asserting claims under the FLSA were consolidated in a Multi-District Litigation (“MDL”) proceeding pending in the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). There are presently ten cases in the MDL proceeding in which plaintiffs are asserting class and/or collective action status. In April 2012, the Joint Panel for the MDL transferred two more cases to the MDL, Phillips v. Family Dollar Stores of South Carolina, Inc. and Samuels, et al. v. Family Dollar Stores of Florida, Inc. In total, following certain dismissals and summary dispositions, 53 individually named plaintiffs currently have cases pending in the MDL proceeding.

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

In addition to the Grace decision, the N. C. Federal Court has ruled in favor of the Company and granted summary judgment to 16 other plaintiffs, finding that the plaintiffs were properly classified as exempt from overtime. Of these plaintiffs,13 have appealed and their appeals are currently pending before the Fourth Circuit. Presently, all matters within the MDL are stayed through July 2012.

All putative class action cases based solely on state law have been dismissed from the MDL and were remanded to the appropriate state court jurisdiction (see below).

State Law Class Actions

In addition to the cases pending in the MDL proceeding, the Company is a defendant in seven class action lawsuits in seven states alleging that Store Managers should be non-exempt employees under various state laws. The plaintiffs in these cases also seek recovery of overtime pay, liquidated damages, attorneys’ fees and court costs. The states and cases are:

¡

Colorado – Julie Farley v. Family Dollar Stores of Colorado, Inc., was filed on February 7, 2012, in the United States District Court for the District of Colorado seeking unpaid overtime for a class of current and former Colorado Store Managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Colorado law. On June 4, 2012, the Company filed a motion to dismiss certain of plaintiff’s state law claims. That motion is currently pending before the court.

¡

Connecticut – Cook, et al. v. Family Dollar Stores of Connecticut, Inc., was filed on October 5, 2011, in the Superior Court of the State of Connecticut seeking unpaid overtime pay for a class of current and former Connecticut Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Connecticut law.

¡

Kentucky – Barker v. Family Dollar, Inc., was filed on February 17, 2010, in Circuit Court in Jefferson County, Kentucky seeking unpaid overtime, compensation for unpaid breaks and for seventh day work under Kentucky law for a class of current and former Kentucky Store Managers. The Company removed this matter to the United States District Court for the Western District of Kentucky. The parties have concluded discovery. On March 15, 2012, the Company filed a motion for summary judgment asserting that the plaintiffs are properly classified as exempt from overtime. That motion is currently pending before the court.

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

¡

New York – Youngblood, et al. v. Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009, was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was transferred to the Southern District of New York where the case has been consolidated with Youngblood. Plaintiffs are seeking unpaid overtime for a class of current and former New York Store Managers whom plaintiffs claim are not properly classified as exempt from overtime pay under New York law. On October 4, 2011, the New York District Court certified the class. The parties have scheduled mediation in August 2012.

¡

Pennsylvania – Itterly v. Family Dollar Stores, Inc., which was formerly pending in the N.C. Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. In Itterly, plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania Store Managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012.

In general, the Company continues to believe that its Store Managers relevant to this litigation are “exempt” employees under the FLSA and have been and are being properly compensated under both federal and state laws. The Company further believes that these actions are not appropriate for collective or class action treatment. The Company intends to vigorously defend the claims in these actions. No assurances can be given that the Company will be successful in the defense of these actions, on the merits or otherwise. The Company cannot reasonably estimate the possible loss or range of loss that may result from these actions.

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

Gender Pay Litigation

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama, captioned Scott, et al. v. Family Dollar Stores, Inc., alleging discriminatory pay practices with respect to the Company’s female Store Managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all current and former female Store Managers. The plaintiffs seek recovery of back pay, compensatory and punitive damages, recovery of attorneys’ fees and equitable relief. The case was transferred to the N.C. Federal Court. Presently, there are 48 named plaintiffs in Scott.

On January 13, 2012, the N.C. Federal Court ruled in the Company’s favor, striking the plaintiffs’ class claims and denying plaintiffs’ motion to amend their complaint. On January 26, 2012, the plaintiffs filed a petition to appeal this decision to the Fourth Circuit under Rule 23(f), which the Fourth Circuit granted on May 8, 2012. The plaintiffs’ appellate brief is currently due on July 9, 2012, and the Company’s response brief is due on August 13, 2012.

At this time, it is not possible to predict whether the Fourth Circuit will affirm the N.C. Federal Court’s decision striking the class allegations. However, the claims of the 48 named plaintiffs remain under the Equal Pay Act and Title VII of the Civil Rights Act. Although the Company intends to vigorously defend the action, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. For these reasons, the Company is unable to estimate any potential loss or range of loss. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any potential resolution of some or all of the plaintiffs’ claims.

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

9.	Comprehensive Income

The following table provides a reconciliation of net income to comprehensive income. The unrealized gains and losses on investment securities are shown net of tax ($1.1 million and $1.5 million income tax expense for the third quarter and first three quarters ended May 26, 2012, respectively, and $1.6 million and $0.5 million income tax benefit for the third quarter and first three quarters ended May 28, 2011, respectively).

	Quarter Ended		Three Quarters Ended
(in thousands)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net income	$124,540	$111,101	$341,309	$308,596
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities	1,874	2,674	2,621	765
Other	4	19	32	(277)

Comprehensive income	$126,418	$113,794	$343,962	$309,084

10.	Segment Information

As of May 26, 2012, the Company operated a chain of 7,267 general merchandise retail discount stores in 45 states, serving the basic needs of customers primarily in the low- and middle-income brackets. As of May 26, 2012, the stores were supported by nine distribution centers and one corporate headquarters. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia. The foreign operations are not material. The Company manages the business on the basis of one operating segment and therefore has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended		Three Quarters Ended
(in thousands)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Classes of similar Products:
Consumables	$1,626,004	$1,448,655	$4,723,782	$4,211,078
Home Products	270,015	275,048	842,900	856,717
Apparel and Accessories	226,783	224,242	618,930	635,940
Seasonal and Electronics	237,155	205,450	781,268	709,770

Net sales	$2,359,957	$2,153,395	$6,966,880	$6,413,505

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
Paper products
Food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies Tobacco

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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended May 26, 2012, and May 28, 2011 (“third quarter of fiscal 2012” and “third quarter of fiscal 2011”, respectively), and the thirty-nine-week periods ended May 26, 2012, and May 28, 2011 (“first three quarters of fiscal 2012” and “first three quarters of fiscal 2011”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 27, 2011 (“fiscal 2011”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2011. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I - Item 1A of our Annual Report on Form 10-K for fiscal 2011.

Executive Overview

We operate a chain of more than 7,200 general merchandise retail discount stores in 45 states, providing primarily low- and middle-income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.

During the first three quarters of fiscal 2012, as compared with the first three quarters of fiscal 2011, our net sales increased 8.6% to $7.0 billion, our net income increased 10.6% to $341.3 million, and our diluted net income per common share increased 18.0% to $2.89. Comparable store sales (stores open more than 13 months) for the first three quarters of fiscal 2012 increased 4.5% compared with the first three quarters of fiscal 2011.

During the third quarter of fiscal 2012, as compared with the third quarter of fiscal 2011, our net sales increased 9.6% to $2.4 billion, our net income increased 12.1% to $124.5 million, and our diluted net income per common share increased 16.5% to $1.06. Comparable store sales for the third quarter of fiscal 2012 increased 5.0% compared with the third quarter of fiscal 2011.

Our performance during the third quarter and first three quarters of fiscal 2012 was driven primarily by our strong sales performance, particularly in the Consumables and Seasonal and Electronics categories. Many of the initiatives we launched over the past several years continue to deliver results, including the expansion of our global sourcing efforts, increased investment in our private brands assortment, our multi-year comprehensive store renovation program and the expansion of our key consumables categories. During fiscal 2012, we remain focused on continuing to strengthen our value and convenience proposition. In addition, we are accelerating our new store growth, continuing to aggressively renovate our stores, and expanding our consumable assortment further.

During the first three quarters of fiscal 2012, we opened 287 stores and closed 43 stores for a net addition of 244 stores, compared with the opening of 206 stores and closing of 48 stores for a net addition of 158 stores during the first three quarters of fiscal 2011. During the third quarter of fiscal 2012, we opened 103 stores and closed 7 stores for a net addition of 96 stores, compared with the opening of 60 stores and closing of 5 stores for a net addition of 55 stores during the third quarter of fiscal 2011. We plan to open approximately 450 to 500 new stores during fiscal 2012, compared with 300 new store openings in fiscal 2011.

In today’s uncertain economic environment, value and convenience continues to resonate with consumers. Our strategy of providing customers with value and convenience continues to attract not only our core low-income customers, but also middle-income families with more frequency. We continue to invest aggressively in our merchandise assortment to respond to the challenging macro-economic environment and customer demand. In the second half of fiscal 2011, we executed an expansion in key consumable categories in more than 5,700 stores. Additionally, in the third quarter of fiscal 2012, we completed a further expansion of health and beauty aids in more than 2,500 stores and began selling tobacco in approximately 1,300 stores. We expect to continue these expansions as well as further expand our food assortment in the fourth quarter of fiscal 2012. As a result of these Consumables merchandise expansions, in the third quarter and first three quarters of fiscal 2012, our Consumables sales increased by 12.2% in both periods, as compared to the third quarter and first three quarters of fiscal 2011. Consumables sales, as a percentage of net sales, increased to 68.9% and 67.8% in the third quarter and first three quarters of fiscal 2012, respectively, from 67.3% and 65.7% in the third quarter and first three quarters of fiscal 2011, respectively. The investments we are making in global sourcing, private brands and price management capabilities have resulted in more favorable purchase markups that continue to offset much of the pressure created by the shift in sales mix to lower margin Consumables.

Leveraging our concept renewal efforts, enhanced merchandising and supply chain capabilities, a refreshed store technology platform, and a better trained and more productive workforce, we continue to deliver on our multi-year comprehensive renovation program intended to re-energize the Family Dollar brand. During the first three quarters of fiscal 2012, we renovated, relocated or expanded 583 stores under this new format. We plan to renovate, relocate or expand approximately 1,000 stores in this new format in fiscal 2012. The renovations address both the interior and exterior of the stores, create more customer-focused assortments and layouts, and position more customer-centric teams.

During the third quarter of fiscal 2012, we completed a sale-leaseback transaction under which we sold 137 stores and received net proceeds of $177.6 million. Subsequent to the end of the third quarter of fiscal 2012, we completed and additional sale-leaseback transaction under which we sold an additional 137 stores and received net proceeds of $178.8 million. Concurrent with these sales, we entered into agreements to lease the properties back from the purchasers over an initial lease term of 15 years. The leases for all stores under these transactions qualify for operating lease treatment.

Results of Operations

Our results of operations for the third quarter and first three quarters of fiscal 2012 and the third quarter and first three quarters of fiscal 2011 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended		Three Quarters Ended
(in thousands)	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net sales	$2,359,957	$2,153,395	$6,966,880	$6,413,505

Cost and expenses:
Cost of sales	1,514,684	1,373,639	4,506,636	4,106,817
% of net sales	64.2%	63.8%	64.7%	64.0%
Selling, general and administrative	645,867	595,403	1,904,800	1,800,388
% of net sales	27.4%	27.7%	27.3%	28.1%

Cost of sales and operating expenses	2,160,551	1,969,042	6,411,436	5,907,205
% of net sales	91.6%	91.4%	92.0%	92.1%

Operating profit	199,406	184,353	555,444	506,300
% of net sales	8.4%	8.6%	8.0%	7.9%

Investment income	274	455	716	1,264
% of net sales	0.0%	0.0%	0.0%	0.0%

Interest expense	5,635	7,144	18,772	15,244
% of net sales	0.2%	0.3%	0.3%	0.2%

Income before income taxes	194,045	177,664	537,388	492,320
% of net sales	8.2%	8.3%	7.7%	7.7%

Income taxes	69,505	66,563	196,079	183,724
% of net sales	2.9%	3.1%	2.8%	2.9%

Net Income	$124,540	$111,101	$341,309	$308,596
% of net sales	5.3%	5.2%	4.9%	4.8%

Third quarter Results

Net Sales

Net sales increased 9.6% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The net sales increase in the third quarter of fiscal 2012 reflects an increase in comparable store sales of 5.0%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales includes stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The 5.0% increase in comparable store sales in the third quarter of fiscal 2012 resulted from both an increase in customer traffic, as measured by the number of register transactions in comparable stores, and the dollar value of the average customer transaction. Sales during the third quarter of fiscal 2012, on a comparable store basis, were strongest in the Seasonal and Electronics and Consumables categories.

The average number of stores in operation during the third quarter of fiscal 2012 was 4.5% higher than the average number of stores in operation during the third quarter of fiscal 2011. We had 7,267 stores in operation at the end of the third quarter of fiscal 2012 compared with 6,943 stores in operation at the end of the third quarter of fiscal 2011, representing an increase of 4.7%. As of May 26, 2012, we had, in the aggregate, approximately 51.9 million square feet of selling space compared to 49.4 million as of May 28, 2011.

Cost of Sales

Cost of sales increased 10.3% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.2% in the third quarter of fiscal 2012 and 63.8% in the third quarter of fiscal 2011. Cost of sales, as a percentage of net sales, was negatively impacted by the shift in sales mix to lower-margin consumable merchandise, higher markdowns, and an increase in inventory shrinkage. These pressures were offset by an increase in the markups on the sales of merchandise, as well as lower freight expense, as a percentage of net sales. The growth in sales of lower-margin consumables (68.9% of net sales in the third quarter of fiscal 2012 compared with 67.3% of net sales in the third quarter of fiscal 2011) continues to pressure gross profit as a percentage of net sales. Markdowns in our stores increased primarily in the Consumables category as we cleared discontinued SKUs in preparation for our expanded merchandise assortment as noted above and increased promotional activities. Inventory shrinkage increased during the quarter as a result of increased activities in the stores including renovations and significant merchandise expansions. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, the expansion of our global sourcing efforts and improved price management capabilities.

Selling, General and Administrative Expenses

SG&A expenses increased 8.5% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.4% in the third quarter of fiscal 2012 compared to 27.7% in the third quarter of fiscal 2011. Most costs in the third quarter of fiscal 2012 were leveraged as a result of a 5.0% increase in comparable store sales. As a percentage of net sales, SG&A costs were leveraged as a result of a decrease in insurance expense (approximately 0.2% of net sales) and a decrease in store payroll costs (approximately 0.2% of net sales), which was offset by increased legal fees (approximately 0.2% of net sales). Insurance expense continues to benefit from favorable trends in workers’ compensation, general liability, and medical claims reflecting improvements we have made in our store operations and risk management processes. The decrease in store payroll costs was a result of the continued benefit from improvements we implemented in fiscal 2011 to re-engineer many of our core store processes, which has increased workforce productivity. Legal fees associated with litigation increased during the third quarter of fiscal 2012.

Investment Income

The change in investment income in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was not material.

Interest Expense

The change in interest expense in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was not material.

Income Taxes

The effective tax rate was 35.8% for the third quarter of fiscal 2012 compared with 37.5% for the third quarter of fiscal 2011. The decrease in effective tax rate was due primarily to the change in the valuation of uncertain tax positions and lower state income taxes.

Year-to-date Results

Net Sales

Net sales increased 8.6% in the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011. The net sales increase in the first three quarters of fiscal 2012 reflects an increase in comparable store sales of 4.5%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program.

The 4.5% increase in comparable store sales in the first three quarters of fiscal 2012 resulted from both an increase in customer traffic, as measured by the number of register transactions in comparable stores, and the dollar value of the average customer transaction. Net sales during the first three quarters of fiscal 2012, on a comparable store basis, were strongest in the Consumables and Seasonal and Electronic categories.

The average number of stores in operation during the first three quarters of fiscal 2012 was 4.1% higher than the average number of stores in operation during the first three quarters of fiscal 2011.

Cost of Sales

Cost of sales increased 9.7% in the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.7% in the first three quarters of fiscal 2012 compared to 64.0% in the first three quarters fiscal 2011. Cost of sales, as a percentage of net sales, was negatively impacted by the shift in sales mix to lower-margin consumable merchandise, higher markdowns, and an increase in inventory shrinkage. These pressures were offset by an increase in the markups on the sales of merchandise. The growth in sales of lower-margin consumables (67.8% of net sales in the first three quarters of fiscal 2012 compared with 65.7% of net sales in the first three quarters of fiscal 2011) continues to pressure gross profit as a percentage of net sales. We continue to use markdowns in our stores to drive revenue growth during challenging macro-economic times as well as increase market share. Inventory shrinkage increased during the quarter as a result of increased activities in the stores including renovations and significant merchandise expansions. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, the expansion of our global sourcing efforts and improved price management capabilities.

Selling, General and Administrative Expenses

SG&A expenses increased 5.8% in the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011. The increases in these expenses were due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.3% in the first three quarters of fiscal 2012 compared to 28.1% in the first three quarters fiscal 2011. Most costs in the first three quarters of fiscal 2012 were leveraged as a result of a 4.5% increase in comparable store sales. As a percentage of net sales, SG&A costs were leveraged as a result of a decrease in insurance expense (approximately 0.4% of net sales) and a decrease in store payroll costs (approximately 0.3% of net sales). Insurance expense continues to benefit from favorable trends in workers’ compensation and general liability costs reflecting improvements we have made in our store operations and risk management processes. The decrease in store payroll costs was a result of the continued benefit from improvements implemented in fiscal 2011 to re-engineer many of our core store processes, which has increased workforce productivity.

Investment Income

The change in investment income in the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011 was not material.

Interest Expense

On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021. During the first three quarters of fiscal 2012, we incurred $11.5 million in interest expense related to the 2021 Notes compared with $5.0 million during the first three quarters of fiscal 2011.

Income Taxes

The effective tax rate was 36.5% for the first three quarters of fiscal 2012 compared with 37.3% for the first three quarters of fiscal 2011. The decrease in effective tax rate was due primarily to the change in the valuation of uncertain tax positions and lower state income taxes.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. Our operating cash flows and credit facilities are more than sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. We have availability under our two credit facilities to borrow up to $700 million (less standby letters of credit needed for collateral for our insurance programs of $56.1 million) to supplement operating cash flows. During the first three quarters of fiscal 2012, to help supplement our operating cash flows and to support the build of inventory for the holiday season and other growth initiatives, we borrowed a total of $306.3 million on our credit facilities and never carried a balance greater than $75.0 million. As of the end of the third quarter of fiscal 2012, no amounts were outstanding under the credit facilities. During the first three quarters of fiscal 2012, our cash and cash equivalents decreased $20.5 million. Despite the decrease in cash and cash equivalents and our borrowings under our credit facilities, our working capital level remains strong. Working capital at the end of the first three quarters of fiscal 2012 was $671.8 million compared to $670.5 million as of the end of the third quarter of fiscal 2011. We believe operating cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations and growth initiatives.

Sale-Leaseback Transaction

During the third quarter of fiscal 2012, we completed a sale-leaseback transaction under which we sold 137 stores and received net proceeds of $177.6 million. Subsequent to the end of the third quarter of fiscal 2012, we completed an additional sale-leaseback transaction under which we sold an additional 137 stores and received net proceeds of $178.8 million. Concurrent with these sales, we entered into agreements to lease the properties back from the purchasers over an initial lease term of 15 years. The master leases for each transaction includes an initial term of 15 years and four, five-year renewal options and provides for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The leases for all stores qualify for operating lease treatment. Subsequent to completion of these transactions, we now own 318 of our stores.

Restricted Cash and Investments

We have restricted cash and investments to serve as collateral for certain of our insurance obligations that are held at our wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from our account without the consent of the secured party. As of May 26, 2012, we held $55.0 million in this restricted account, of which $46.2 million was included in Restricted Cash and Investments and $8.8 million was included in Other Assets in the Consolidated Condensed Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations. Previously, these obligations were collateralized using standby letters of credit under our revolving credit facilities. We did this to achieve savings in the cost of collateralizing its insurance obligations.

Additionally, in conjunction with the sale-leaseback transaction completed during the third quarter of fiscal 2012, certain proceeds of the transaction were placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. We intend to use these proceeds to purchase additional new stores and must do so within 180 days to realize the deferral. At the Company’s option, the proceeds can be returned for general operating needs, however, the tax gain deferral would not be realized. As of May 26, 2012, we held $36.0 million in this account. These assets are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheet.

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

As noted above, during the first three quarters of fiscal 2012, we borrowed $306.3 million and re-paid $306.3 million under the credit facilities. Our borrowings during the first three quarters of fiscal 2012 had a weighted-average interest rate of 1.6%. As of May 26, 2012, we had no amounts outstanding under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 26, 2012, we were in compliance with all such covenants.

Principal Payment

During the first quarter of fiscal 2012, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2012.

Fee Development Program

We occupy most of our stores under operating leases. As part of our new store growth strategy, we have created a Fee Development Program (“Fee Development Program”), intended to provide us with a more cost effective means to finance the construction of new store locations. Previously, developers would use their own capital to fund the construction of new sites, which they would then lease to us. Under the new program, we work with select developers to construct the new sites using our own investment grade credit rating to achieve a lower all-in cost. Upon completion of construction we own the stores. We intend to continue to use sale-leaseback transactions as a source of capital, providing additional liquidity for the Fee Development Program. As a result, we expect to achieve a lower cost of occupancy when compared to the previous program. During the first three quarters of fiscal 2012, we purchased stores at a cost of $70.2 million under this program.

Other Considerations

Our merchandise inventories at the end of the third quarter of fiscal 2012 were $1,387.4 million, as compared to $1,134.4 million at the end of the third quarter of fiscal 2011, an increase of 22.3%. Inventory per store at the end of the third quarter of fiscal 2012 was approximately 17% higher than inventory per store at the end of the third quarter of fiscal 2011. The increases in inventory were driven primarily by the investments we have made to continue to expand our consumable merchandise assortments in the second half of fiscal 2011 and in fiscal 2012.

Capital expenditures for the first three quarters of fiscal 2012 were $391.4 million compared with $230.3 million for the first three quarters of fiscal 2011. The increase in capital expenditures during the first three quarters of fiscal 2012 relate primarily to increased new store openings (including stores opened under our Fee Development Program) and the construction of our tenth distribution center, which opened in June, 2012. As part of our strategy to accelerate new store growth, we have increased the number of stores we initially own through the Fee Development Program. We now expect capital expenditures for fiscal 2012 to be between $650 and $675 million. The planned increase in capital expenditures in fiscal 2012 is due primarily to our efforts to support a greater number of new store openings (including the Fee Development Program), enhance our distribution network, execute our comprehensive store renovation program, and further invest in our existing stores to support our continued merchandise expansion efforts. In fiscal 2012, we expect to renovate, relocate or expand approximately 1,000 stores. We also plan to begin construction of our eleventh distribution center.

In the first three quarters of fiscal 2012, we opened 287 stores, closed 43 stores, and renovated, relocated or expanded 583 stores. The renovations are part of our multi-year comprehensive store renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores, create more customer-focused assortments and layouts, and position more customer-centric teams. Store opening, closing, relocation, expansion, and renovation plans, as well as overall capital expenditure plans, are continually reviewed and may change.

During the first three quarters of fiscal 2012, we purchased 1.7 million shares of our common stock at a cost of $91.6 million. During the first three quarters of fiscal 2011, we purchased 10.9 million shares at a cost of $512.5 million, including the accelerated share repurchase agreement we entered into in the first quarter of fiscal 2011. As of May 26, 2012, we had outstanding authorizations to purchase a total of $245.7 million of our common stock.

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On September 29, 2010, we announced that the Board of Directors authorized the purchase of up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amount under the previous authorization was cancelled. On September 28, 2011, we announced that the Board of Directors authorized the purchase of up to an additional $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of May 26, 2012, we had no amounts remaining under the 2010 authorization and $245.7 million remaining under the 2011 authorization. See Note 6 to the Consolidated Condensed Financial Statements in this Report for more information on our share repurchases.

The timing and amount of any shares repurchased have been and will continue to be determined by the Company based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions. We plan to fund future share repurchases through cash on hand and cash flows from operations.

In addition to the Restricted Cash and Investments noted above, our wholly-owned captive insurance subsidiary maintains additional balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of May 26, 2012, these cash and cash equivalents and investment securities balances (including Restricted Cash and Investments) were $48.4 million and $83.3 million, respectively.

Cash Flows From Operating Activities

Cash provided by operating activities decreased $53.6 million during the first three quarters of fiscal 2012 as compared to the first three quarters of fiscal 2011. The decrease was due primarily to an increase in merchandise inventories in fiscal 2012 as noted above, offset partially by changes in prepayments and other current assets and higher net income, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first three quarters of fiscal 2012, we had a cash outflow of $179.6 million compared to a cash outflow of $259.5 million in the first three quarters of fiscal 2011. The change was due to the net proceeds received from the sale-leaseback transaction and a net decrease in the purchases of investment securities, offset partially by an increase in capital expenditures. The capital expenditures during the first three quarters of fiscal 2012 relate primarily to increased new store openings (including stores opened under our Fee Development Program) and the construction of our tenth distribution center.

Cash Flows From Financing Activities

During the first three quarters of fiscal 2012, we had a cash outflow from financing activities of $94.8 million compared to a cash outflow of $263.3 million during the first three quarters of fiscal 2011. During the first three quarters of fiscal 2011, we issued $300 million of 5.00% unsecured senior notes, creating a significant cash inflow from financing activities in fiscal 2011. This cash inflow was offset by increased share repurchases of $420.9 million in the first three quarters of fiscal 2011 as compared to the first three quarters of fiscal 2012. We purchased $91.6 million of our common stock during the first three quarters of fiscal 2012 compared to $512.5 million in the first three quarters of fiscal 2011.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption of ASU 2011-04 in the third quarter of fiscal 2012 did not have a material impact on our Consolidated Condensed Financial Statements.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are not required to adopt this guidance until the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on our Consolidated Condensed Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first three quarters of fiscal 2012 and the first three quarters of fiscal 2011, we did not incur any material interest expense related to our credit facilities. As of May 26, 2012, we had no amounts outstanding on our credit facilities. Our $532.5 million of current and long-term debt related to the Notes bears interest at fixed rates ranging from 5.00% to 5.41%.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of May 26, 2012, we had a $5.1 million unrealized loss ($3.2 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, or upon maturity of the underlying security. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Condensed Financial Statements included in this Report for more information on our auction rate securities.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of May 26, 2012. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 26, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended May 26, 2012, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1) (2)
March (2/26/12 – 3/31/12)	358,394	$54.27	358,394	3,883,447
April (4/1/12 – 4/28/12)	—	—	—	3,561,515
May (4/29/12 – 5/26/12)	—	—	—	3,635,274

Total	358,394	$54.27	358,394	3,635,274

(1)

On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company’s outstanding common stock (the “2010 authorization”). The remaining amounts under previous authorizations were cancelled. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of May 26, 2012, the Company had no amounts remaining under the 2010 authorization and $245.7 million remaining under the 2011 authorization.

(2)	Remaining dollar amounts under authorizations are converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.   Exhibits

(a) Exhibits filed by reference:

*10.1

Severance Agreement between Mary A. Winston and Family Dollar Stores, Inc. dated April 5, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2012)

(b) Exhibits filed herewith:

*10.2	Family Dollar Stores, Inc. 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards

*10.3	Family Dollar Stores, Inc. 2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended May 26, 2012, filed on June 29, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

*	Exhibit represents a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: June 29, 2012	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)