Form 10-K
period 2012-08-25
FAMILY DOLLAR STORES INC
filed 2012-10-19
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 25, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last day of the registrant’s most recently completed second fiscal quarter, on February 25, 2012, was approximately $5.3 billion. For purposes of this computation only, the assumption is that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
The number of shares of the registrant’s Common Stock outstanding as of October 8, 2012, was 115,402,997.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2013.

GENERAL INFORMATION
We have provided information in this Annual Report on Form 10-K (this “Report”) regarding the operations of Family Dollar Stores, Inc., and its subsidiaries (“we,” “Family Dollar” or the “Company”) related to the fiscal years ended on August 25, 2012 (“fiscal 2012”); August 27, 2011 (“fiscal 2011”); August 28, 2010 (“fiscal 2010”); August 29, 2009 (“fiscal 2009”); August 30, 2008 (“fiscal 2008”); and anticipated operations for the fiscal year ending on August 31, 2013 (“fiscal 2013”). You should review the discussion and analysis provided in this Report in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Report.
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

PART I

ITEM 1. BUSINESS
General Overview
We operate a chain of more than 7,400 general merchandise retail discount stores in 45 states, providing value-conscious consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.
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

Our Mission and Vision

Our mission is to provide our customers with a compelling place to shop, our team members with a compelling place to work, and our investors with a compelling place to invest. Our vision is to be the best, small-format convenience and value retailer serving the needs of families in our neighborhoods.

Our Growth Strategy

We believe that balancing initiatives targeted to deliver short-term financial results with investments that may require longer-term development will help us weather difficult macro-environments and enable us to achieve our long-term financial goals. During fiscal 2012, we focused on achieving our four corporate goals: build customer loyalty and experience; deliver profitable sales growth; drive continuous improvement; and develop diverse, high performing teams. These goals are designed to drive both short-term and longer-term financial results.

Build customer loyalty and experience

In today's uncertain economic environment, value and convenience continues to resonate with consumers. Our strategy of providing customers with value and convenience continues to attract not only low-income customers, but also middle-income families with greater frequency. To continue to capitalize on this opportunity, we have launched several initiatives to increase our relevancy to customers by enhancing their shopping experience and to improve their perception of our value and convenience proposition.

In fiscal 2012, we continued our comprehensive store renovation program intended to increase our competitiveness and sales productivity by transforming the customer's shopping experience in a Family Dollar store. As a part of this program, we:

•	Expanded key consumable categories and created more intuitive merchandise adjacencies;

•	Improved navigational signage and leveraged new fixtures that enhance customer sightlines, increase capacity and simplify restocking and recovery processes;

•	Created a warmer, more inviting shopping environment that includes a refresh of the building façade and exterior signage and improved store standards;

•	Improved store operating processes and leveraged technology to increase workforce productivity; and

•	Raised our customer service standards by strengthening our team member engagement with enhanced training, improved recognition programs, and more consistent team member branding.

As of the end of fiscal 2012, more than 2,600 stores utilized this new format, and we plan to continue to aggressively renovate more stores in our chain. During fiscal 2013, we expect to renovate, relocate or expand approximately 850 stores. While we are maintaining an ambitious pace, it will take us several years to fully transform the chain.

In fiscal 2012, we maintained a strong focus on increasing our relevancy with customers and driving sales productivity in our stores by expanding our merchandise selection and adding new consumer brands to our assortment. To drive traffic and increase our relevancy, we significantly expanded our food and health and beauty aid assortments. In addition to these expanded assortments, we have added new consumer brands to our stores, including Pepsi, Red Bull, and Wise Snacks. Our customers responded favorably to our expanded consumables assortment and our consumables sales increased by more than 13% to 69% of our total sales in fiscal 2012. We expect this trend to continue in fiscal 2013 and believe our expanded assortment in consumables has positioned us well for continued sales growth.

Maintaining our focus on increasing our relevancy with our customer and increasing sales productivity in our stores, we added tobacco products to our assortment in fiscal 2012. Based on our customer research, our customers are more likely to use tobacco products, and our customers who smoke make more shopping trips per year. With the addition of tobacco products to our assortment, we expect that we will drive trips to our stores to not only purchase tobacco products, but other products from our existing assortment while customers are in the store. At the end of fiscal 2012, tobacco products were in more than 6,000 of our stores.

In fiscal 2012, with the comprehensive store renovation program, the significant expansion of consumables, and the introduction of tobacco products, almost every store in our chain has been improved to serve customers better. As a result, we have strengthened the Family Dollar brand and our customer satisfaction scores and overall value perception remain strong (based on the results of internal customer service surveys).

Deliver profitable sales growth

Several years ago, we slowed new store growth to focus more on improving returns in existing stores and the chain overall. Over this period, we completed an end-to-end re-engineering of our merchandising and supply chain processes, enhanced productivity of our store teams, refreshed our store technology platform, and created a store layout for new stores that is more convenient and easier to shop. As a result of these investments, we upgraded our operational capabilities, increased profitability, gained productivity, and expanded our financial returns. More importantly, these investments have provided us with a strong foundation to accelerate revenue growth.

In fiscal 2010, we announced our intention to return to square footage growth of 5% to 7% by fiscal 2013. With the significant progress we achieved in building the pipeline, we achieved this goal in fiscal 2012, a year earlier than originally planned. In fiscal 2012, we opened 475 new stores, a more than 50% increase over fiscal 2011 new store openings, and we increased our selling square footage by 6.4%. Also, in fiscal 2012, we opened our first stores in California. We believe the foundation we built over the past several years, coupled with the continued investments we are making to our supply chain, have positioned us for sustainable new store growth into the future. In fiscal 2013, we expect to open approximately 500 new stores.

Private brands represent an opportunity to increase sales and profitability. In fiscal 2012, we made further progress in increasing our penetration of private brands. For the year, private brands sales increased approximately 9% over fiscal 2011. Private brands consumable sales performed especially well, increasing 16% over fiscal 2011. In fiscal 2012, private brands sales represented approximately 25% of total sales and approximately 17% of total consumable sales. To drive this growth, we added nearly 400 private brand consumables SKUs to our assortment in fiscal 2012. Building on this momentum, in fiscal 2013 we intend to increase our penetration of private brands even further, with a continued focus on expanding our assortment of private brands consumables. We expect to launch new brands that will offer our customers more quality and value while also refreshing a few of our existing brands to broaden their appeal. And, we intend to drive greater awareness of our private brands program through increased marketing and visual merchandising support.

In fiscal 2012, approximately 24% of our purchased merchandise (at cost) was manufactured overseas. While we continue to rely extensively on third parties to help us procure this merchandise, we are progressively moving toward a more efficient, direct model. In fiscal 2012, we expanded our teams in our Hong Kong and Shenzhen, China offices. In fiscal 2013, we expect to open an office in Shanghai, China. Today, these teams are strengthening and expanding our supplier network. We also invested in new tools to help us manage the product development cycle better. As a result of these investments, we increased our direct imports by more than 40% in fiscal 2012, as compared to fiscal 2011. In fiscal 2013, we plan to continue to expand our Global Sourcing teams, develop stronger processes to help us integrate our sourcing activities with our category management efforts, and continue to expand our supplier network.

Drive continuous improvement

As a low-cost provider, protecting our strong price perception and delivering value to our customers is critical to our long-term success. Over the last several years, we have invested significantly in new merchandising processes, including price management capabilities, customer research and category management tools. These investments have enabled us to navigate challenging macro-economic environments. During fiscal 2012, our teams worked diligently to create the right merchandise value proposition for our customers using these merchandising processes, and our customers continued to respond favorably to our ongoing quality-improvement efforts.

In fiscal 2012, we formed a six-year, exclusive partnership with McLane Company, Inc. ("McLane"), a highly successful supply chain services company. This partnership will allow us to carry a consistent assortment, improve in-stock levels in our refrigerated and frozen merchandise, consolidate a fragmented network of regional wholesalers to one national wholesaler, and distribute tobacco products to our stores efficiently. All of these improvements are expected to drive additional trips into our stores. McLane will also distribute selected categories outside of refrigerated and frozen merchandise, providing flexibility to our distribution network for potential new SKUs. McLane began delivering merchandise to our stores in September 2012.

In fiscal 2011, we launched an initiative designed to help us leverage our workforce more effectively, improve store-level execution and increase workforce productivity. Through this effort, we re-engineered many of our core store processes, including shelf re-stocking, the check-out experience, store recovery and in-store merchandising. Through the application of new technology and processes, we implemented new time and attendance procedures, addressed workflow and task management, and improved store-level execution. These improvements allowed us to more effectively manage store labor in fiscal 2012, a significant portion of our core expenses.

During fiscal 2012, we made significant investments in the business and built the foundation to continue to accelerate growth into the future. We expect these investments, combined with our strategy of providing customers with great value and convenience, will continue to deliver strong financial performance in fiscal 2013 and beyond.

Develop diverse, high-performing teams

We believe customer satisfaction is strongly linked with employee engagement, which is why we continue to invest in developing diverse, high-performing teams. Over the past three years, we focused on stabilizing our workforce and increasing our rate of internal promotions. As a result, we increased our team member engagement. In fiscal 2012, we also strengthened our leadership development programs and enhanced our succession planning processes throughout the organization. We began implementing new reward and recognition programs to motivate and encourage team members. We increased team member training significantly by expanding our online training programs and enhancing our leadership development programs. In addition to online training, we have added development support and mentorship programs for team members seeking to progress their careers. These initiatives, combined with process improvements, benefited our workforce productivity and allowed us to manage our core cost structure to support our investment agenda. In fiscal 2013, we will continue to expand our leadership development programs and further enhance our succession planning processes.

Overview of our Business Operations

Our Customers

Our strategy of providing customers with value and convenience continues to attract customers in a wide range of income brackets, ethnicity groups, and life stages. Typically, our customer is a female head-of-household. According to Nielsen's Homescan® panel data as of August 25, 2012, approximately 56% of our customers had an annual gross income of less than $40,000 and approximately 25% had an annual gross income of less than $20,000. Approximately 35% of our customers were African American or Hispanic, and approximately 72% of customers were age 45 or older.

Our Stores

A Family Dollar store is typically between 7,500 and 9,500 square feet, with an average of approximately 7,150 square feet of selling space. Our stores generally serve customers who live within three to five miles of the store. At the end of fiscal 2012, we operated 7,442 stores. Approximately 23% of our stores were located in large urban markets and approximately 20% of our stores were located in small urban markets or suburban areas. Approximately 60% of our stores were in strip malls, 38% were in freestanding buildings, and 2% were in downtown buildings. To manage our extensive portfolio of store leases, we utilize an electronic lease management system that contains the key terms and conditions abstracted from our active store lease contracts. This system provides better visibility to key property management issues such as property taxes, common area maintenance fees and renewal options.

The relatively small size of a Family Dollar store allows us to select store locations that provide neighborhood convenience to our customers in each of these market areas. Family Dollar stores are generally open seven days a week and operate between the hours of 8:00 a.m. and 9:00 p.m. Our stores accept cash, checks, debit cards, credit cards, and other electronic payment types, including food stamps.

Our Merchandise

We provide customers with quality merchandise at everyday low prices. We offer a focused assortment of merchandise in a number of core categories, such as health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, apparel, and home fashions.  The majority of the products are priced at $10 or less, with approximately 28% priced at $1 or less. Our stores operate on a self-service basis, and our low overhead enables us to sell merchandise at a relatively moderate markup. In fiscal 2012, we expanded both the number of trips that our customers make as well as the amount spent during each trip, with an average customer transaction of around $10.

Our typical store generally carries approximately 6500 - 7000 basic SKUs, with fluctuations in seasonal items throughout the year. The number of SKUs in a given store can vary based upon the store's size, geographic location, merchandising initiatives, and other factors.

Our stores offer a variety of general merchandise. The following table summarizes the percentage of net sales attributable to each product category over the last three fiscal years.

Product Category	2012	2011	2010
Consumables	69.0%	66.5%	65.1%
Home Products	11.4%	12.7%	13.2%
Apparel and Accessories	8.8%	10.0%	10.7%
Seasonal and Electronics	10.8%	10.8%	11.0%
The following table describes our product categories in more detail.

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

Reflecting trends in customer demand over the past three fiscal years, we have expanded our assortment of consumable merchandise in our stores. During fiscal 2012, we expanded the number of basic SKUs in our stores, primarily in food and health and beauty aids, by 20% and 25%, respectively. During fiscal 2012, nationally advertised brand name merchandise accounted for approximately 56% of sales.  Merchandise sold under our private brands program, across all merchandise categories, accounted for approximately 25% of sales. Merchandise sold under other brands and labels, or which was unlabeled, accounted for the balance of sales.  During fiscal 2012, closeout merchandise accounted for approximately 1% of sales.

We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise.  In fiscal 2012, no single supplier accounted for more than 9% of the merchandise we sold.

In fiscal 2012, approximately 24% of our purchased merchandise (at cost) was manufactured overseas. We imported approximately 10% and relied on domestic suppliers for approximately 14% of our purchased merchandise (at cost). While most of our merchandise is shipped to our distribution centers from domestic suppliers, a substantial amount of such merchandise is manufactured outside the United States and imported by the domestic suppliers. Our vendor arrangements provide for payment in U.S. dollars.
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
Store Operations
We operate more than 7,400 stores in 45 states. All of our stores are managed and operated by us. A store manager manages each store and is responsible for hiring and training store employees, managing the financial performance of the store, and providing quality customer service. The store manager reports to a district manager or area operations manager. A district manager or area operations manager is typically responsible for 15 to 25 stores. During fiscal 2012, no single store accounted for more than one-tenth of one percent of sales.
We utilize an online hiring system designed to provide consistent pre-employment assessments and interviews for prospective team members in all of our stores. To improve our customer service and drive productivity, we also utilize an online training system in our stores.
Distribution and Logistics
During fiscal 2012, manufacturers or distributors shipped approximately 9% of our merchandise purchases directly to stores. The balance of the merchandise was shipped to one of our ten distribution centers listed below. To provide consistent, cost-effective service, we enlist the services of several national transportation companies throughout the U.S. as well as our own private fleet of trucks to deliver merchandise to stores from our distribution centers. During fiscal 2012, approximately 94% of the merchandise sent from our distribution centers to our stores was delivered by common or contract carriers.
To minimize transportation costs and maximize our efficiency, we rely on a web-enabled transportation management system to track shipments, maximize trailer loads and routes, and secure low rates from our trucking partners. To maximize the productivity of our distribution centers, we utilize voice-recognition software, radio-frequency technology and high-speed sortation systems in each of our ten distribution centers.
At the end of fiscal 2012, the number of stores served by each of our distribution centers was as follows:

Distribution Center	Number of Stores Served
Matthews, NC	703
West Memphis, AR	623
Front Royal, VA	741
Duncan, OK	773
Morehead, KY	834
Maquoketa, IA	704
Odessa, TX	759
Marianna, FL	888
Rome, NY	812
Ashley, IN	605
Total	7,442

Our tenth distribution center in Ashley, Indiana, began operations in June 2012. Additionally, we began construction on our eleventh distribution center in St. George, Utah, in the summer of fiscal 2012.
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
Employees
As of August 25, 2012, we had approximately 33,000 full-time employees and approximately 22,000 part-time employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations generally to be good.
NYSE Certification
In accordance with New York Stock Exchange (“NYSE”) rules, on February 20, 2012, we filed the annual certification by our Chief Executive Officer that, as of the date of the certification, Family Dollar was in compliance with the NYSE listing standards. For the fiscal year ended August 25, 2012, our Chief Executive Officer and our Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits to this Report.

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
Our growth is dependent upon our ability to increase sales in existing stores, the success of our new store-opening program and our store renovation program.
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
Our plans depend significantly on initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations, and failure to achieve these plans could affect our performance adversely.
Higher costs or any failure to achieve targeted results associated with the implementation of new programs or initiatives could adversely affect our results of operations. We are undertaking a variety of operating initiatives and infrastructure initiatives including, but not limited to, a comprehensive store renovation program, significant merchandise expansions materially increasing inventory levels, private brand expansion, global sourcing initiatives, and store workflow management. These changes may result in temporary disruptions to our business and negatively impact sales, and the failure to properly execute any of these initiatives or the failure to obtain the anticipated results of such initiatives could have an adverse impact on our future operating results.
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
We operate in the highly competitive discount retail merchandise sector with numerous competitors, some of which have greater resources than us. We compete for customers, merchandise, real estate locations, and employees. This competitive environment subjects us to various risks, including the ability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Price reductions by our competitors may result in the reduction of our prices and a corresponding reduction in our profitability. Consolidation in our retail sector, changes in pricing of merchandise, or offerings of other services by competitors could have a negative impact on the relative attractiveness of our stores to consumers. Many of our large box competitors are or may be developing small box formats. A number of these smaller stores have opened and may produce more competition, particularly in urban markets. Our ability to provide convenience in a small box retail format while offering attractive, competitively-priced products could be impacted by various actions of our competitors that are beyond our control. See Item 1 - “Competition” for further discussion of our competitive position.
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
Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. A significant amount of our merchandise is manufactured outside the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations.  For example, because a substantial amount of our imported merchandise is manufactured in China, a change in the Chinese currency or other policies could negatively impact our merchandise costs.  The United States and other countries have occasionally proposed and enacted protectionist trade legislation, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost of or reduce the availability of certain merchandise. Any of these or other measures or events relating to suppliers and the countries in which they are located, some or all of which are beyond our control, can negatively impact our operations, increase costs and lower our margins. Such events or circumstances include, but are not limited to:

▪	political and economic instability;

▪	the financial instability and labor problems of suppliers;

▪	the availability of raw materials;

▪	merchandise quality issues;

▪	changes in currency exchange rates; and

▪	transportation availability and cost.

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
We rely on arrangements with third-party shippers and carriers such as independent shipping companies for timely delivery of products to stores and distribution operations throughout the country. As a result of our reliance on third-party shippers and carriers, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor strikes, inclement weather and increased fuel costs. During fiscal 2012, we entered into an exclusive six year agreement with McLane Company, Inc., a large supply chain services company that will serve as a principal supplier for a portion of our merchandise. During fiscal 2013, we expect to purchase approximately 10% of our merchandise, including tobacco products and most refrigerated and frozen items, from McLane. If the services of any of these third parties become unsatisfactory, we may experience delays in meeting our customers' product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose customers.
Changes in state or federal legislation or regulations, including the effects of legislation and regulations on wage levels, employee rights, health care, social welfare and entitlement programs could increase our cost of doing business.
We employ more than 55,000 team members, and are exposed to the risk that federal or state legislation, particularly related to our team members, may negatively impact our operations. Changes in federal or state wage requirements, employee rights (including changes in the process for our employees to join a union), health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or tax laws could adversely impact our ability to achieve our financial targets.  Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety or environmental could cause our expenses to increase. In addition, if we fail to comply with applicable laws and regulations, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.
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
We are involved in a number of legal proceedings which include employment, tort, real estate, commercial, and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. The number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in federal and state laws may cause claims to rise even more. We are currently a defendant in numerous employment cases containing class-action allegations, including those in which the plaintiffs have alleged violations of federal and state wage and hour laws. The cost to defend these class-action lawsuits may be significant. Plaintiffs in these types of cases may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Note 11 to the Consolidated Financial Statements included in this Report for further details regarding certain of these pending matters.
If we are unable to secure our customers' confidential and credit card information, or other private data relating to our employees or the Company, we could be subject to negative publicity, costly government enforcement actions, or private litigation, which could damage our business reputation and adversely affect our profitability.
The protection of our customer, employee, and company data is critical to us. We have procedures and technology in place to safeguard our customers' debit and credit card information, our employees' private data, and the Company's records and intellectual property. Despite these measures, we may be vulnerable to data security breaches, including cyber-security attacks. If we experience a data security breach of any kind, we could be exposed to negative publicity, government enforcement actions, private litigation, or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores, or not shopping in our stores altogether. This could cause us to lose market share to our competitors and could have an adverse effect on our financial results.
Inability to attract and retain qualified employees, particularly field, store and distribution center managers, and to control labor costs, could adversely affect our business.
Our growth could be adversely impacted by our inability to attract and retain qualified employees at the store operations level, in distribution facilities, and at the corporate headquarters (the "Store Support Center") level, at costs which allow us to profitably conduct our operations. For example, we believe that the retention of managers at the store level is one factor in reducing inventory shrinkage resulting from employee theft. Various other factors, such as overall labor availability, wage rates, union organizing activity, regulatory or legislative impacts, and various benefit costs could all impact our ability to attract and retain employees negatively and may affect our results of operations adversely.
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
Our Store Support Center, store locations and distribution centers, as well as certain of our vendors and customers, are located in areas which could be subject to natural disasters such as floods, hurricanes, tornadoes or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries from which our suppliers are located. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations.  Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. Any of these factors, or combination thereof, could adversely affect our operations.
Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.
We use a combination of insurance and self-insurance to provide for potential liability for workers' compensation, automobile and general liability, property, director and officers' liability, and employee health care benefits. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all adversely affect our financial condition, results of operations, or cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We operate a chain of self-service retail discount stores. As of September 29, 2012, there were 7,475 stores in 45 states and the District of Columbia as follows:

Texas	946	Arkansas	107
Florida	518	Massachusetts	107
Ohio	451	New Jersey	103
North Carolina	401	Maryland	100
Michigan	387	Missouri	99
Georgia	358	Minnesota	69
New York	315	Utah	62
Pennsylvania	290	Connecticut	56
Louisiana	274	Maine	54
Tennessee	235	Kansas	46
Virginia	234	California	44
Illinois	231	Nevada	38
South Carolina	212	Idaho	36
Indiana	205	Iowa	36
Kentucky	200	New Hampshire	33
Alabama	159	Nebraska	32
Arizona	145	Rhode Island	26
Mississippi	143	South Dakota	25
Wisconsin	136	Wyoming	24
Oklahoma	132	Delaware	23
Colorado	124	North Dakota	16
West Virginia	120	Vermont	12
New Mexico	108	District of Columbia	3
As of September 29, 2012, we had, in the aggregate, approximately 64.1 million square feet of total store space (including receiving rooms and other non-selling areas) and approximately 53.4 million square feet of selling space.
The number of stores we operated at the end of each of our last five fiscal years was:

Fiscal Year	Number of Stores at Year End
2008	6,571
2009	6,655
2010	6,785
2011	7,023
2012	7,442
During fiscal 2012, we opened 475 stores, closed 56 stores, and renovated, relocated or expanded 854 stores. From August 25, 2012, through September 29, 2012, we opened 34 new stores, closed 1 store, and renovated, relocated or expanded 52 stores.
As of September 29, 2012, we owned 367 of the total 7,475 stores we operate. Most of our leases have an initial term of five or ten years and provide for fixed rentals, and most of our leases require additional payments based upon a percentage of sales, property taxes, insurance premiums, or common area maintenance charges.

Of our 7,108 leased stores at September 29, 2012, all but 434 leases grant us options to renew for additional terms, in most cases for a number of successive five-year periods. The following table sets forth certain data concerning the expiration dates of all leases with renewal options as of September 29, 2012:

Fiscal Years	Approximate Number of Leases Expiring Assuming No Exercise of Renewal Options	Approximate Number of Leases Expiring Assuming Full Exercise of Renewal Options
2013	892	75
2014-2016	3,413	269
2017-2019	1,651	359
2020-2022	784	489
2023 and thereafter	368	5,916
We own our Store Support Center and a distribution center located on a 108-acre tract of land in Matthews, North Carolina, just outside of Charlotte, in three buildings containing approximately 1.24 million square feet. We use approximately 930,000 square feet for the distribution center, which includes receiving, warehousing, shipping, and storage facilities, and we use approximately 310,000 square feet for the Store Support Center.
We also own nine additional full-service distribution centers, described in the table below:

Facility Size
Distribution Center	Land	Building	Date Operational
West Memphis, AR	75 acres	850,000 sq. ft.	April 1994
Front Royal, VA	108 acres	907,000 sq. ft.	January 1998
Duncan, OK	85 acres	907,000 sq. ft.	July 1999
Morehead, KY	94 acres	907,000 sq. ft.	June 2000
Maquoketa, IA	74 acres	907,000 sq. ft.	March 2002
Odessa, TX	89 acres	907,000 sq. ft.	July 2003
Marianna, FL	76 acres	907,000 sq. ft.	January 2005
Rome, NY	87 acres	907,000 sq. ft.	April 2006
Ashley, IN	89 acres	814,019 sq. ft.	June 2012
In addition, we began construction on our eleventh distribution center in St. George, Utah, in the summer of fiscal 2012.

ITEM 3. LEGAL PROCEEDINGS
Information for this item is included in Note 11 to the Consolidated Financial Statements included in this Report, and incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Company
The following information is furnished with respect to each of the executive officers of Family Dollar as of September 29, 2012.

Name	Position and Office	Age
Howard R. Levine	Chairman of the Board and Chief Executive Officer	53
Michael K. Bloom	President and Chief Operating Officer	52
Charles S. Gibson, Jr.	Executive Vice President - Supply Chain	51
Barry W. Sullivan	Executive Vice President - Store Operations	48
Paul G. White	Executive Vice President - Chief Merchandising Officer	56
Mary A. Winston	Executive Vice President - Chief Financial Officer	50
James C. Snyder, Jr.	Senior Vice President - General Counsel and Secretary	48
Bryan E. Venberg	Senior Vice President - Human Resources	44
Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President-Merchandising and Advertising. From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies’ apparel stores. From 1992 to April 1996, he was self-employed as an investment manager. He rejoined the Company in April 1996 and was elected Vice President-General Merchandise Manager: Softlines; Senior Vice President-Merchandising and Advertising in September 1996; President and Chief Operating Officer in April 1997; Chief Executive Officer in August 1998; and Chairman of the Board in January 2003. He is the son of Leon Levine, the founder and former Chairman of the Board of the Company.
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

Mr. Paul G. White was employed by the Company as Senior Vice President - Apparel, Home and Seasonal in January 2011 and was promoted to Executive Vice President - Chief Merchandising Officer in December 2011.  Prior to his employment by the Company, he was self-employed as a retail advisor from February 2010 until December 2010 and was employed by Goody's, LLC, a family apparel retailer, where he served as CEO and as a director from March 2008 until January 2010.  Prior to Goody's, Mr. White served as President and Chief Merchandising Officer of the Shopko division of Shopko Stores, Inc. from 2006 until February 2008 and prior to that he held a variety of senior management positions with Shopko, a general merchandise retailer and pharmacy chain, The May Department Stores Company and Federated Department Stores.     Goody's filed a Chapter 11 bankruptcy in June 2008, and Mr. White lead the company through a corporate restructuring to emerge from bankruptcy in October 2008. The owners of Goody's later decided to shut down operations and Goody's filed for Chapter 7 bankruptcy in January 2009.  A subsidiary of Stage Stores Inc. acquired the Goody's name in July 2009.

Ms. Mary A. Winston was employed by the Company as Executive Vice President - Chief Financial Officer in April 2012. Prior to joining the Company, Ms. Winston served as Senior Vice President and Chief Financial Officer of Giant Eagle, Inc., a food retailer and food distributor, since 2008. She was President and Founder of WinsCo Financial, LLC, a financial solutions consulting firm, from 2007 to 2008 and served as Executive Vice President and Chief Financial Officer of Scholastic Corporation, a children’s publishing and media company, from 2004 to 2007. Ms. Winston has also served as a Vice President, Treasurer, and then Controller of Visteon Corporation, an automotive parts supplier, and as a Vice President, Global Financial Operations, of Pfizer Inc., a global pharmaceutical company. She has also been a director of Dover Corporation, a diversified manufacturing company, since 2005 and is the chair of its Audit Committee, and a director of Plexus Corporation, an electronic manufacturing services company, since 2008 and is a member of its Audit Committee.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the ticker symbol FDO. At September 29, 2012, there were 2,688 holders of record of our common stock. The accompanying tables give the high and low sales prices of our common stock and the dividends declared per share for each quarter of fiscal 2012 and fiscal 2011. In fiscal 2012, dividends were paid in each quarter and we expect that dividends will continue to be declared quarterly for the foreseeable future.
Market Prices and Dividends

2012	High	Low	Dividends Declared	Dividends Paid
First Quarter	$60.53	$47.99	.18	.18
Second Quarter	59.99	53.03	.21	.18
Third Quarter	70.00	53.42	.21	.21
Fourth Quarter(1)	74.73	61.67	—	.21
2011	High	Low	Dividends Declared	Dividends Paid
First Quarter	$51.13	$42.15	.15 1/2	.15 1/2
Second Quarter	55.62	41.31	.18	.15 1/2
Third Quarter	56.92	48.95	.18	.18
Fourth Quarter	56.25	44.42	.18	.18

(1)
On September 4, 2012, subsequent to the end of fiscal 2012, the Board of Directors declared a regular quarterly cash dividend on the Company’s common stock of $0.21 per share, payable Monday, October 15, 2012, to shareholders of record at the close of business on Friday, September 14, 2012.

Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended August 25, 2012, by us, on our behalf or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
June (5/27/12-6/30/12)	—	$—	—	3,696,518
July (7/1/12-7/28/12)	783,469	66.59	783,469	2,905,240
August (7/29/12-8/25/12)	725,995	65.88	725,995	2,337,523
Total	1,509,464	$66.25	1,509,464	2,337,523

(1)
On September 26, 2011, we announced that the Board of Directors authorized the purchase of up to $250 million of our outstanding common stock. There was $145.7 million remaining under this authorization as of August 25, 2012.

(2)	Remaining dollar amounts are converted to shares using the closing stock price as of the end of the fiscal month.
See Note 13 to the Consolidated Financial Statements included in this Report for more information regarding share repurchases.

Equity Compensation Plan Information
This information will be included in our proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2013, under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended August 25, 2012, compared with the cumulative total returns of the S&P 500 Index and the S&P General Merchandise Stores Index. The comparison assumes that $100 was invested in Family Dollar common stock on September 1, 2007, and in each of the foregoing indices on August 31, 2007, and that dividends were reinvested.

ITEM 6. SELECTED FINANCIAL DATA
Summary of Selected Financial Data

	Years Ended
(in thousands, except per share, store, and net sales per square foot data)	August 25, 2012	August 27, 2011	August 28, 2010	August 29, 2009	August 30, 2008
Net sales	$9,331,005	$8,547,835	$7,866,971	$7,400,606	$6,983,628
Cost of sales	6,071,058	5,515,540	5,058,971	4,822,401	4,637,826
	3,259,947	3,032,295	2,808,000	2,578,205	2,345,802
Selling, general and administrative expenses	2,560,346	2,394,223	2,232,402	2,120,936	1,980,496
Litigation charge(1)	11,500	—	—	—	—
Operating profit	688,101	638,072	575,598	457,269	365,306
Income before income taxes	663,938	617,158	563,858	450,925	361,762
Income taxes	241,698	228,713	205,723	159,659	128,689
Net income	422,240	388,445	358,135	291,266	233,073
Diluted net income per common share	$3.58	$3.12	$2.62	$2.07	$1.66
Dividends declared	70,302	84,342	80,394	74,013	68,537
Dividends declared per common share	0.600	0.695	0.600	0.530	0.490
Cash dividends paid	91,390	83,439	78,913	72,738	67,408
Cash dividends paid per common share	0.780	0.670	0.580	0.520	0.480
Comparable store sales growth(2)	4.7%	5.5%	4.8%	4.0%	1.2%
Ending selling square feet	53,207	49,996	48,225	47,120	46,324
Net sales per square foot(3)	$181	$174	$165	$158	$152
Consumables sales	69.0%	66.5%	65.1%	64.4%	61.0%
Home products sales	11.4%	12.7%	13.2%	13.4%	14.4%
Apparel and accessories sales	8.8%	10.0%	10.7%	11.2%	13.1%
Seasonal and electronics sales	10.8%	10.8%	11.0%	11.0%	11.5%
Net cash provided by (used in):
Operating activities	$369,371	$528,064	$591,539	$529,199	$515,738
Investing activities	(198,311)	(280,418)	(306,948)	(109,355)	(199,556)
Financing activities	(220,132)	(488,995)	(340,727)	(139,456)	(244,856)
Total capital expenditures	(603,313)	(345,268)	(212,435)	(155,401)	(167,932)
Total repurchases of common stock	(191,573)	(670,466)	(332,189)	(71,067)	(97,674)
Total assets	$3,373,065	$2,996,205	$2,968,145	$2,864,112	$2,689,354
Working capital	702,513	516,789	641,527	718,509	453,806
Long-term investment securities	23,720	107,458	147,108	163,545	222,104
Long-term debt	532,520	548,570	250,000	250,000	250,000
Shareholders’ equity	1,297,627	1,087,074	1,421,554	1,440,060	1,254,083
Stores opened	475	300	200	180	205
Stores closed	56	62	70	96	64
Number of stores—end of year	7,442	7,023	6,785	6,655	6,571

(1)	Fiscal 2012 includes the impact of a litigation charge of $11.5 million (approximately $0.06 per diluted share) recorded in the fourth quarter of fiscal 2012.

(2)
Comparable store sales include stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year.

(3)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for fiscal 2012, fiscal 2011, and fiscal 2010, and our expectations for fiscal 2013. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Report. Our discussion contains forward-looking statements which are based upon our current expectations and which involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the “Cautionary Statement Regarding Forward-Looking Statements” in the General Information section of this Report and the “Risk Factors” listed in Part I—Item 1A of this Report.
Our fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2012, fiscal 2011 and fiscal 2010 were 52-week years. Fiscal 2013 will be a 53-week year.
Executive Overview
We operate a chain of more than 7,400 general merchandise retail discount stores in 45 states, providing primarily low- and middle-income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.
During fiscal 2012 as compared with fiscal 2011, our net sales increased 9.2% to $9.3 billion, our net income increased 8.7% to $422.2 million, and our diluted net income per common share increased 14.7% to $3.58. Comparable store sales (stores open more than 13 months) for fiscal 2012 increased 4.7% compared with fiscal 2011. Our strong performance during fiscal 2012 was due primarily to our strong sales performance and an improvement in selling, general and administrative (“SG&A”) expenses, as a percentage of net sales.
Several years ago, we slowed new store growth to focus on improving returns in existing stores and the chain overall. Over this period, we completed an end-to-end re-engineering of our merchandising and supply chain processes, enhanced the productivity of our store teams, refreshed our store technology platform, and created a store layout for new stores that is more convenient and easier to shop. As a result of these investments, we have upgraded our operational capabilities, increased profitability, gained productivity and expanded our financial returns. More importantly, these investments provided us with a strong foundation to accelerate revenue growth.
In today’s uncertain economic environment, value and convenience continues to resonate with consumers. Our strategy of providing customers with value and convenience continues to attract not only our core low-income customers but also middle-income families with greater frequency. To continue to capitalize on this opportunity, we have launched several initiatives to increase our relevancy to customers by enhancing their shopping experience and to improve their perception of our value and convenience proposition.
During fiscal 2012, we continued to focus on achieving our four corporate goals: build customer loyalty and experience; deliver profitable sales growth; drive continuous improvement; and develop diverse, high performing teams. These goals are designed to drive both short-term and longer-term financial results. The following are some highlights from these efforts.

•	We accelerated our new store growth and increased our store openings by more than 50% from fiscal 2011 to 475 stores, including our first stores in California.

•
We renovated, relocated or expanded 854 stores under our comprehensive store renovation program. This program is intended to increase our competitiveness and sales productivity by transforming the customer’s shopping experience in a Family Dollar store. As a part of this program, we: expanded key consumable categories and created more intuitive merchandise adjacencies; improved the navigational signage; leveraged new fixtures that enhance customer sightlines, increase capacity, and simplify restocking and recovery processes; created a warmer, more inviting shopping environment that includes a refresh of the building façade and exterior signage; raised store standards; improved store operating processes and leveraged technology to increase workforce productivity; and raised our customer service standards by strengthening our team member engagement with enhanced training, improved recognition programs and more consistent team member branding.

•
With a strong focus on increasing our relevancy with customers and driving sales productivity, we significantly expanded our merchandise selection in both food and health and beauty aids and added new consumer brands.

•
We added tobacco products to our assortment in fiscal 2012. Based on our customer research, our customers are more likely to use tobacco products, and our customers who smoke make more shopping trips per year. With the addition of tobacco products to our assortment, we expect that we will drive trips to our stores to not only purchase tobacco products, but other products from our existing assortment while customers are in the store. At the end of fiscal 2012, tobacco products were being sold in more than 6,000 of our stores.

•
We made significant progress in increasing our penetration of private brands. In fiscal 2012, private brands sales increased by approximately 9% over fiscal 2011. Private brands consumable sales performed especially well, increasing by 16% over fiscal 2011. In fiscal 2012, private brands sales represented approximately 25% of total sales and approximately 17% of total consumable sales.

Fiscal 2013 Outlook
Building on the improvements we made over the past several years, we plan to continue to execute on our initiatives designed to increase our relevancy with customers, deliver profitable sales growth, and strengthen our value and convenience proposition in fiscal 2013.
Our new store performance has improved significantly in the last several years as a result of the utilization of stronger site selection tools as well as enhancements driven by our strategic initiatives. During fiscal 2013, we plan to open approximately 500 new stores, which we expect will sustain our square footage growth goal of 5% to 7%, which we achieved in fiscal 2012. During fiscal 2013, we plan to renovate, relocate or expand approximately 850 stores.

In fiscal 2012, we formed a six year, exclusive partnership with McLane Company, Inc., a highly successful supply chain services company. This partnership will allow us to carry a consistent assortment and improve our in-stock levels in our refrigerated and frozen merchandise, consolidate a fragmented network of many regional wholesalers to one national wholesaler, and distribute tobacco products to our stores efficiently. All of these improvements are expected to drive additional trips into our stores. McLane will also distribute selected categories outside of refrigerated and frozen merchandise, providing flexibility to our distribution network for potential new SKUs. McLane began delivering merchandise to our stores in September 2012.
Building on the momentum of private brands growth in fiscal 2012, we intend to increase our penetration of private brands even further in fiscal 2013. We expect to launch several new brands that will offer our customers more quality and value while also refreshing a few of our existing brands to broaden their appeal. We intend to drive greater awareness of our private brands program through increased marketing and visual merchandising support.
To continue to deliver profitable sales, in fiscal 2013 we plan to continue to expand our Global Sourcing teams, develop stronger processes to help us integrate our sourcing activities with our category management efforts, and continue to expand our supplier network. We expect these efforts will continue to increase our profitability and help to mitigate some margin pressures.
During fiscal 2013, we expect net sales to grow due to the acceleration of our new store growth and an increase in comparable stores sales. Additionally, as noted above, fiscal 2013 is a 53-week year, as compared to a 52-week year in fiscal 2012. We expect comparable store sales to increase as a result of our current strategic initiatives, as well as continued benefits from operational improvements over the past several years. We expect sales will continue to be strongest in the Consumables category as customers continue to respond favorably to our expanded merchandise selection in food and health and beauty aids as well as our introduction of tobacco products to our stores. We believe this shift to more sales of lower margin Consumables merchandise will pressure gross margin in fiscal 2013, as compared to fiscal 2012. However, as a result of our expectation for increased comparable store sales, we expect selling, general and administrative expenses to leverage in fiscal 2013, as compared to fiscal 2012.

Results of Operations
Our results of operations for fiscal 2012, fiscal 2011 and fiscal 2010 are highlighted in the table below and discussed in the following paragraphs:

	Years Ended
(in thousands)	August 25, 2012	% of Net Sales	August 27, 2011	% of Net Sales	August 28, 2010	% of Net Sales
Net sales	$9,331,005		$8,547,835		$7,866,971
Cost and expenses:
Cost of sales	6,071,058	65.1%	5,515,540	64.5%	5,058,971	64.3%
Selling, general and administrative	2,560,346	27.4%	2,394,223	28.0%	2,232,402	28.4%
Litigation charge	11,500	0.1%	—	0.0%	—	0.0%
Cost of sales and operating expenses	8,642,904	92.6%	7,909,763	92.5%	7,291,373	92.7%
Operating profit	688,101	7.4%	638,072	7.5%	575,598	7.3%
Investment income	927	0.0%	1,532	0.0%	1,597	0.0%
Interest expense	25,090	0.3%	22,446	0.3%	13,337	0.2%
Income before income taxes	663,938	7.1%	617,158	7.2%	563,858	7.2%
Income taxes	241,698	2.6%	228,713	2.7%	205,723	2.6%
Net Income	$422,240	4.5%	$388,445	4.5%	$358,135	4.6%
Comparison of Fiscal 2012 to Fiscal 2011
Net Sales
Net sales increased 9.2% in fiscal 2012 compared to fiscal 2011. The net sales increase in fiscal 2012 reflects an increase in comparable store sales of 4.7%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales include stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.
The 4.7% increase in comparable store sales in fiscal 2012 resulted from increases in both customer traffic, as measured by the number of register transactions, and the dollar value of the average customer transaction. During fiscal 2012, the customer count increased approximately 2.7%, and the average customer transaction increased approximately 2.0% compared to fiscal 2011. Sales during fiscal 2012 were strongest in the Consumables category.
During fiscal 2012, we opened 475 stores and closed 56 stores for a net addition of 419 stores, compared with the opening of 300 stores and closing of 62 stores for a net addition of 238 stores during fiscal 2011.
Cost of Sales
Cost of sales increased 10.1% in fiscal 2012 compared to fiscal 2011. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 65.1% in fiscal 2012 compared to 64.5% in fiscal 2011. Cost of sales, as a percentage of net sales, was negatively impacted by the shift in sales mix to lower-margin consumable merchandise, an increase in inventory shrinkage, and higher markdowns. These pressures were partially offset by an increase in the markups on the sales of merchandise. The growth in sales of lower-margin consumables (69.0% of net sales in fiscal 2012 compared with 66.5% of net sales in fiscal 2011) continues to pressure gross profit as a percentage of net sales. Inventory shrinkage increased during fiscal 2012 as a result of increased activities in the stores including renovations and significant merchandise expansions. We continue to use markdowns in our stores to drive revenue growth during challenging macro-economic times as well as increase market share. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, the expansion of our global sourcing efforts, and improved price management capabilities.

Selling, General and Administrative Expenses
SG&A expenses increased 6.9% in fiscal 2012 compared to fiscal 2011. The increase in these expenses was due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.4% in fiscal 2012 compared to 28.0% in fiscal 2011. Most expenses in fiscal 2012 were leveraged as a result of a 4.7% increase in comparable store sales and continued productivity improvements. In addition, SG&A expenses, as a percentage of net sales, were leveraged as a result of a decrease in store payroll costs (approximately 0.3% of net sales) and a decrease in insurance expense (approximately 0.2% of net sales). These improvements were partially offset by increased marketing expense (approximately 0.1% of net sales) in fiscal 2012, as compared to fiscal 2011. The decrease in store payroll costs was a result of the continued benefit from improvements implemented to re-engineer many of our core store processes, which has increased workforce productivity. Insurance expense continues to benefit from favorable trends in workers' compensation and general liability costs reflecting improvements we have made in our store operations and risk management processes. Our marketing expense increased as a percentage of net sales as we expanded our customer communications, leveraged various marketing vehicles and improved our marketing and promotional materials.
Litigation Charge
During the fourth quarter of fiscal 2012, we recorded an $11.5 million (approximately $0.06 per diluted share) litigation charge associated with the preliminary settlement of a lawsuit in the state of New York. This lawsuit involves claims for overtime pay from New York store managers who worked in our stores over the past nine years. See note 11 of the Consolidated Financial Statements for more information.
Investment Income
The change in investment income in fiscal 2012, as compared to fiscal 2011, was not material.
Interest Expense
Interest expense increased $2.6 million in fiscal 2012 compared to fiscal 2011. On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021 (the “2021 Notes”). The interest in interest expense in fiscal 2012, as compared to fiscal 2011, was primarily driven by the interest expense on the 2021 Notes.
Income Taxes
The effective tax rate was 36.4% for fiscal 2012 compared to 37.1% in fiscal 2011. The decrease in the effective tax rate in fiscal 2012, as compared to fiscal 2011, was due primarily to foreign tax benefits realized in connection with the Company's global sourcing efforts and a decrease in liabilities for uncertain tax positions.
Comparison of Fiscal 2011 to Fiscal 2010
Net Sales
Net sales increased 8.7% in fiscal 2011 compared to fiscal 2010. The net sales increase in fiscal 2011 reflects an increase in comparable store sales of 5.5%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program.
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
During fiscal 2011, we opened 300 stores and closed 62 stores for a net addition of 238 stores, compared with the opening of 200 stores and closing of 70 stores for a net addition of 130 stores during fiscal 2010.
Cost of Sales
Cost of sales increased 9.0% in fiscal 2011 compared to fiscal 2010. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 64.5% in fiscal 2011 compared to 64.3% in fiscal 2010. The increase in cost of sales, as a percentage of net sales in fiscal 2011, as compared to fiscal 2010, was a result of the impact of stronger sales in lower margin consumables merchandise and increased freight costs. These pressures were partially offset by lower inventory shrinkage and an increase in the markup of sales of merchandise. The growth in sales of lower-margin consumables

(66.5% of net sales in fiscal 2011 compared with 65.1% of net sales in fiscal 2010) pressured gross profit as a percentage of net sales. Freight costs were negatively impacted by higher diesel costs. We believe that inventory shrinkage benefited from workforce stabilization in our stores and improved analytics and monitoring processes. We continue to focus on improving our purchase mark-ups through our price management, the continued development of our private brand assortment, and our global sourcing efforts.
Selling, General and Administrative Expenses
SG&A expenses increased 7.2% in fiscal 2011 compared to fiscal 2010. The increase in these expenses was due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.0% in fiscal 2011 compared to 28.4% in fiscal 2010. Most expenses in fiscal 2011 were leveraged as a result of a 5.5% increase in comparable store sales and continued productivity improvements. The increased comparable store sales volumes helped offset our investments to drive revenue growth, including store renovations, extended store hours and enhanced marketing efforts. In addition, SG&A expenses, as a percentage of net sales, were leveraged as a result of lower non-store payroll costs, including incentive compensation expense, (approximately 0.3% of net sales) in fiscal 2011, as compared to fiscal 2010. Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in fiscal 2011, as compared to fiscal 2010.
Investment Income
The change in investment income in fiscal 2011, as compared to fiscal 2010, was not material.
Interest Expense
Interest expense increased $9.1 million in fiscal 2011 compared to fiscal 2010. On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021 (the “2021 Notes”). During fiscal 2011, we incurred $8.9 million in interest expense related to the 2021 Notes. We did not incur any interest expense during fiscal 2010 related to the 2021 Notes.
Income Taxes
The effective tax rate was 37.1% for fiscal 2011 compared to 36.5% in fiscal 2010. The increase in the effective tax rate in fiscal 2011, as compared to fiscal 2010, was due primarily to an increase in our liabilities for uncertain tax positions and increases in valuation allowances, partially offset by an increase in federal jobs tax credits.
Liquidity and Capital Resources
General
We have consistently maintained a strong liquidity position. Cash provided by operating activities during fiscal 2012 was $369.4 million compared to $528.1 million in fiscal 2011, and $591.5 million in fiscal 2010. Our operating cash flows and credit facilities are more than sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. We have availability under our two credit facilities to borrow up to $700 million (less standby letters of credit needed for collateral for our insurance programs of $26.1 million) to supplement operating cash flows. During fiscal 2012, to help supplement our operating cash flows and to support the build of inventory for the holiday season and other growth initiatives, we borrowed under our credit facilities from time to time and the balance was never greater than $75.0 million. As of the end of fiscal 2012, we had $15.0 million outstanding under the credit facilities. Working capital at the end of fiscal 2012 was $702.5 million compared to $516.8 million as of the end of fiscal 2011. We believe operating cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations and growth initiatives.

Sale-Leaseback Transactions

During fiscal 2012, we completed two sale-leaseback transactions under which we sold 276 stores and received net proceeds of $359.7 million. Concurrent with these sales, we entered into agreements to lease the properties back from the purchasers over an initial lease term of 15 years. The master leases for each transaction includes an initial term of 15 years and four, five-year renewal options and provides for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The leases for all stores qualify for operating lease treatment for accounting purposes.

Restricted Cash and Investments

We have restricted cash and investments to serve as collateral for certain of our insurance obligations that are held at our wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from our account without the consent of the secured party. As of August 25, 2012, we held $55.3 million in this restricted account, of which $45.9 million was included in Restricted Cash and Investments and $9.4 million was included in Other Assets in the Consolidated Balance Sheets. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations. Previously, these obligations were collateralized using standby letters of credit under our revolving credit facilities. We made this change to achieve savings in the cost of collateralizing our insurance obligations.

Additionally, in conjunction with the sale-leaseback transactions completed during the second half of fiscal 2012, certain proceeds of the transaction were placed into an escrow account with an independent third party in connection with like-kind exchange transactions, which permits the deferral of a portion of the tax gain associated with the sale of the stores. We intend to use these proceeds to purchase additional new stores and must do so within 180 days from the closing of the transactions to realize the deferral. At the Company's option, the proceeds can be returned for general operating needs; however, the tax gain deferral would not be realized. As of August 25, 2012, the balance of this account was $80.4 million. These assets are classified as Restricted Cash and Investments in the Consolidated Balance Sheets.

Fee Development Program

We occupy most of our stores under operating leases. As part of our new store growth strategy, we have created a Fee Development Program (“Fee Development Program”), intended to provide us with a more cost effective means to finance the construction of new store locations. Previously, developers would use their own capital to fund the construction of new sites, which they would then lease to us. Under the new program, we work with select developers to construct the new sites using our own investment grade credit rating to achieve a lower all-in cost. Upon completion of construction we own the stores. We intend to continue to use sale-leaseback transactions as a source of capital, providing additional liquidity for the Fee Development Program. As a result, we expect to achieve a lower cost of occupancy when compared to the previous program. During fiscal 2012, we purchased stores at a cost of $135.3 million under this program.
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
During fiscal 2012, we borrowed a total of $362.3 million from time to time under the credit facilities at a weighted-average interest rate of 1.6%. As of August 25, 2012, we had $15.0 million in outstanding borrowings under the credit facilities. There were no outstanding borrowings under the credit facilities as of August 27, 2011. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 25, 2012, we were in compliance with all such covenants.
Long-Term Debt
On January 28, 2011, we issued $300 million of 5.00% unsecured senior notes due February 1, 2021 (the “2021 Notes”) in a public offering. Our proceeds were approximately $298.5 million, net of an issuance discount of $1.5 million. In addition, we incurred issuance costs of approximately $3.3 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes. We may redeem the 2021 Notes in whole at any time or in part from time to time, at our option, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, we may be required to repurchase the 2021 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
On September 27, 2005, we obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with our other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche requires a principal payment of $16.2 million on September 27th of each year through 2015. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 25, 2012, we were in compliance with all such covenants.

Principal Payment

During the first quarter of fiscal 2012, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million was paid in September 2012.
Other Considerations
Our merchandise inventories at the end of fiscal 2012 were 23.5% higher than at the end of fiscal 2011. Inventory per store at the end of fiscal 2011 was 16.6% higher than inventory per store at the end of fiscal 2011. The increases were due primarily to the expansion of our assortment of consumable merchandise.
Capital expenditures for fiscal 2012 were $603.3 million, compared with $345.3 million in fiscal 2011, and $212.4 million in fiscal 2010. The increase in capital expenditures during fiscal 2012, as compared to fiscal 2011, was due primarily to increased new store openings (including stores opened under our Fee Development Program), the completion of the construction of our tenth distribution center, investments in fixtures to support our expanded assortment of consumables, and investments related to renovations, relocations and expansions. The increase in capital expenditures during fiscal 2011, as compared to fiscal 2010, was due primarily to the investments we made to drive revenue growth, including our comprehensive store renovation program, other improvements and upgrades to existing stores, purchases of new and existing stores, and supply chain projects. In fiscal 2011, we purchased 44 stores, including existing stores from our landlords and the construction of new stores, compared to 20 existing stores purchased from our landlords in fiscal 2010.
Capital expenditures for fiscal 2013 are expected to be between $600 and $650 million. The planned capital expenditures in fiscal 2013 are primarily made up of continued investments in new stores, including expenditures related to our Fee Development Program, investments related to renovations, relocations and expansions and the completion of the construction of our 11th distribution center. We plan to open approximately 500 new stores and renovate, relocate or expand approximately 850 stores in fiscal 2012.
During fiscal 2012, we purchased 3.2 million shares of our common stock at a cost of $191.6 million, compared to 13.9 million shares at a cost of $670.5 million in fiscal 2011, and 9.4 million shares at a cost of $332.2 million in fiscal 2010. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock. As of the end of fiscal 2012, the Company had $145.7 million remaining under current authorizations.
The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase programs do not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.
In addition to the Restricted Cash and Investments noted above, our wholly-owned captive insurance subsidiary maintains additional balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of fiscal 2012, these cash and cash equivalents and investment securities balances (including Restricted Cash and Investments) were $19.0 million, and $85.3 million, respectively.
Cash Flows from Operating Activities
Cash provided by operating activities decreased $158.7 million during fiscal 2012, as compared to fiscal 2011. The decrease was due primarily to an increase in merchandise inventories in fiscal 2012 as noted above, and a decrease in accounts payable and accrued liabilities, which was offset partially by changes in prepayments and other current assets and higher net income, all in the ordinary course of business.
Cash provided by operating activities decreased $63.5 million during fiscal 2011, as compared to fiscal 2010. The decrease was due primarily to an increase in merchandise inventories primarily offset by changes in other liabilities and higher net income, all in the ordinary course of business.
Cash Flows from Investing Activities
Cash used in investing activities decreased $82.1 million during fiscal 2012, as compared to fiscal 2011. The change was due to the net proceeds received from the sale-leaseback transaction of $359.7 million, offset partially by an increase in capital expenditures. The increase in capital expenditures during fiscal 2012 are discussed above.
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

Cash Flows from Financing Activities
Cash used in financing activities decreased $268.9 million during fiscal 2012, as compared to fiscal 2011. We purchased $191.6 million of our common stock during fiscal 2012 as compared to $670.5 million in fiscal 2011, a decrease in share repurchases of $478.9 million. In addition, during fiscal 2011, we issued $300 million of 5.00% unsecured senior notes, creating a significant cash inflow from financing activities in fiscal 2011, which offset the decrease in share repurchases.
Cash used in financing activities increased $148.3 million during fiscal 2011, as compared to fiscal 2010. The increase was primarily due to an increase in repurchases of common stock and changes in cash overdrafts, partially offset by the issuance of new debt. During fiscal 2011, we purchased $670.5 million of our common stock, as compared to $332.2 million in fiscal 2010. Cash overdrafts decreased $47.7 million in fiscal 2011, as compared to an increase of $49.7 million in fiscal 2010. See Note 1 to the Consolidated Financial Statements included in this report for an explanation of our cash overdrafts. Additionally, as noted above, in fiscal 2011 we issued $300 million of 5.00% unsecured senior notes, creating a significant cash inflow from financing activities as compared to fiscal 2010.
Contractual Obligations and Other Commercial Commitments
The following table shows our obligations and commitments to make future payments under contractual obligations at the end of fiscal 2012.

	Payments Due During the Period Ending
(in thousands) Contractual Obligations	Total	August 2013	August 2014	August 2015	August 2016	August 2017	Thereafter
Long-term debt	$533,800	$16,200	$16,200	$16,200	$185,200	$—	$300,000
Interest	166,291	26,760	25,911	25,063	21,057	15,000	52,500
Merchandise letters of credit	118,306	118,306	—	—	—	—	—
Operating leases	2,745,273	431,076	389,754	341,291	291,793	244,843	1,046,516
Construction obligations	95,625	95,625	—	—	—	—	—
Minimum royalties(1)	6,300	2,800	2,800	700	—	—	—
Total	$3,665,595	$690,767	$434,665	$383,254	$498,050	$259,843	$1,399,016

(1)	Minimum royalty payments related to an exclusive agreement to sell certain branded merchandise.
At the end of fiscal 2012, approximately $21.2 million of the merchandise letters of credit were included in accounts payable and accrued liabilities on our Consolidated Balance Sheets. Most of our operating leases provide us with an option to extend the term of the lease at designated rates. See Part I—Item 2—“Properties” in this Report.
As of August 25, 2012, we had $22.4 million in liabilities related to our uncertain tax positions. At this time, we cannot reasonably determine the timing of any payments related to these liabilities, except for $8.3 million, which were classified as current liabilities and may become payable within the next 12 months. See Note 9 to the Consolidated Financial Statements included in this Report for more information on our tax liabilities.
The following table shows our other commercial commitments at the end of fiscal 2012.

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$26,054
Surety bonds	46,529
Total	$72,583

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
Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption of ASU 2011-04 in fiscal 2012 did not have a material impact on our Consolidated Financial Statements.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 and ASU 2011-12 in fiscal 2012 did not have a material impact on our Consolidated Financial Statements.
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
Merchandise Inventories:
Our inventories are valued using the retail method, based on retail prices less mark-on percentages, which approximates the lower of first-in, first-out (FIFO) cost or market. We record adjustments to inventory through cost of sales when retail price reductions, or markdowns, are taken against on-hand inventory. In addition, we make estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation. These estimates and judgments are based on the application of a consistent methodology each period. While we believe that we have sufficient current and historical knowledge to record reasonable estimates for these components, if actual demand or market conditions are different than our projections, it is possible that actual results could differ from recorded estimates. This risk is generally higher for seasonal merchandise than for non-seasonal merchandise. We estimate inventory losses for damaged, lost or stolen inventory (inventory shrinkage) for the period from the most recent physical inventory to the financial statement date. The accrual for estimated inventory shrinkage was $58.8 million as of the end of fiscal 2012 and $48.0 million as of the end of fiscal 2011. The accrual for estimated inventory shrinkage is based on the trailing twelve-month actual inventory shrinkage rate and can fluctuate from period to period based on the timing of the physical inventory counts. Stores receive a physical inventory at least annually. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2012.
Property and Equipment:
We state property and equipment at cost. We calculate depreciation for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally five or ten years) or the asset’s useful economic life. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. We generally do not assign salvage value to property and equipment. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, our impairment losses on fixed assets, which typically relate to normal store closings, have not been material to our financial position and results of operations. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2012. See Notes 1 and 4 to the Consolidated Financial Statements included in this Report for more information on property and equipment.
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
Our total liabilities for workers’ compensation, general liability and auto liability costs were $236.7 million ($52.0 million current and $184.6 million non-current) as of the end of fiscal 2012, and $249.6 million ($56.4 million current and $193.2 million non-current) as of the end of fiscal 2011. The current portion of the liabilities is included in Accrued Liabilities on the Consolidated Balance Sheets, and the non-current portion is included in Other Liabilities. The insurance assets related to these amounts totaled $34.8 million ($2.9 million current and $31.9 million non-current) as of the end of fiscal 2012, and $36.7 million ($3.0 million current and $33.7 million non-current) as of the end of fiscal 2011. The current portion of the assets is included in prepayments and Other Current Assets on the Consolidated Balance Sheets, and the non-current portion is included in Other Assets. There were no other material estimates for insurance liabilities during fiscal 2012 or fiscal 2011. Our insurance expense during fiscal 2012, fiscal 2011 and fiscal 2010 was impacted by changes in our liabilities for workers’ compensation, general liability and auto liability costs. See our discussion of SG&A expenses under “Results of Operations” above for more information.
Contingent Income Tax Liabilities:
We are subject to routine income tax audits that occur periodically in the normal course of business and we record contingent income tax liabilities related to our uncertain tax positions. Our liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements and are influenced by our historical audit experiences with various taxing authorities as well as by current income tax trends. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. Our liabilities related to uncertain tax positions were $22.4 million as of the end of fiscal 2012, and $26.3 million as of the end of fiscal 2011.

There were no material changes in the estimates or assumptions used to determine contingent income tax liabilities during fiscal 2012. See Note 9 to the Consolidated Financial Statements included in this Report for more information on our contingent income tax liabilities.
Contingent Legal Liabilities:
We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate the claims and proceedings each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. Our total legal liabilities were not material as of the end of fiscal 2012 or fiscal 2011. There were no material changes in the estimates or assumptions used to determine contingent legal liabilities during fiscal 2012. See Note 11 to the Consolidated Financial Statements included in this Report for more information on our contingent legal liabilities.
Stock-based Compensation Expense:
We measure stock-based compensation expense based on the estimated fair value of the award on the grant date. The determination of the fair value of our employee stock options on the grant date is calculated using a Black-Scholes option-pricing model and is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We also grant performance share rights and adjust compensation expense each quarter based on the ultimate number of shares expected to be issued. If factors change and we employ different assumptions to measure stock-based compensation in future periods, the compensation expense recorded may differ significantly from the amount recorded in the current period. Our results for fiscal 2012, fiscal 2011 and fiscal 2010 include stock-based compensation expense of $15.9 million, $14.7 million and $15.7 million, respectively. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2012. See Note 12 to the Consolidated Financial Statements included in this Report for more information on stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings under our credit facility. As of August 25, 2012, the analysis indicated that such a movement would not have a material impact on our financial position, results of operations or cash flows. During fiscal 2012 and fiscal 2011, we incurred an immaterial amount of interest expense related to our credit facilities.
We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of August 25, 2012, we had a $2.1 million unrealized loss ($1.3 million net of taxes) related to these investments. We believe that we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Financial Statements included in this Report for more information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FAMILY DOLLAR STORES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Family Dollar Stores, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Family Dollar Stores, Inc., and its subsidiaries at August 25, 2012 and August 27, 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 25, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 25, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A elsewhere in this Report. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
October 19, 2012

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except per share amounts)	August 25, 2012	August 27, 2011	August 28, 2010
Net sales	$9,331,005	$8,547,835	$7,866,971
Cost and expenses:
Cost of sales	6,071,058	5,515,540	5,058,971
Selling, general and administrative	2,560,346	2,394,223	2,232,402
Litigation charge	11,500	—	—
Cost of sales and operating expenses	8,642,904	7,909,763	7,291,373
Operating profit	688,101	638,072	575,598
Investment income	927	1,532	1,597
Interest expense	25,090	22,446	13,337
Income before income taxes	663,938	617,158	563,858
Income taxes	241,698	228,713	205,723
Net income	$422,240	$388,445	$358,135
Net income per common share—basic	$3.61	$3.15	$2.64
Weighted average shares—basic	117,097	123,360	135,745
Net income per common share—diluted	$3.58	$3.12	$2.62
Weighted average shares—diluted	118,058	124,486	136,596
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(in thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Net income	$422,240	$388,445	$358,135
Other comprehensive income:
Unrealized gains on investment securities (net of taxes of $2.7 million, $0.6 million, and $1.2 million in fiscal 2012, fiscal 2011, and fiscal 2010, respectively)	4,527	904	1,914
Other	35	(261)	—
Comprehensive income	$426,802	$389,088	$360,049
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)	August 25, 2012	August 27, 2011
Assets
Current assets:
Cash and cash equivalents	$92,333	$141,405
Short-term investment securities	6,271	96,006
Restricted cash and investments	126,281	—
Merchandise inventories	1,426,163	1,154,660
Deferred income taxes	69,518	60,011
Income tax refund receivable	—	10,326
Prepayments and other current assets	47,604	71,436
Total current assets	1,768,170	1,533,844
Property and equipment, net	1,496,360	1,280,589
Investment securities	23,720	107,458
Other assets	84,815	74,314
Total assets	$3,373,065	$2,996,205
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$15,000	$—
Current portion of long-term debt	16,200	16,200
Accounts payable	674,202	685,063
Accrued liabilities	328,398	310,818
Income taxes	31,857	4,974
Total current liabilities	1,065,657	1,017,055
Long-term debt	516,320	532,370
Other liabilities	268,341	270,466
Deferred gain (Note 6)	156,866	—
Deferred income taxes	68,254	89,240
Commitments and contingencies (Note 11)
Shareholders’ equity (Note 13):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.10 par; authorized 600,000,000 shares; issued 119,125,739 shares at August 25, 2012, and 147,316,232 shares at August 27, 2011, and outstanding 115,362,048 shares at August 25, 2012, and 117,353,341 shares at August 27, 2011	11,913	14,732
Capital in excess of par	259,189	274,445
Retained earnings	1,234,384	1,969,749
Accumulated other comprehensive loss	(1,841)	(6,403)
Common stock held in treasury, at cost (3,763,691 shares at August 25, 2012, and 29,962,891 shares at August 27, 2011)	(206,018)	(1,165,449)
Total shareholders’ equity	1,297,627	1,087,074
Total liabilities and shareholders’ equity	$3,373,065	$2,996,205
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share and share amounts)	Common Stock	Capital in excess of par	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance, August 29, 2009 (138,795,832 shares common stock; 6,689,902 shares treasury stock)	14,549	210,349	1,387,905	(8,960)	(163,783)	1,440,060
Net income for the year			358,135			358,135
Unrealized gains on investment securities (net of $1.2 million of taxes)				1,914		1,914
Comprehensive income						360,049
Issuance of 1,010,503 common shares under incentive plans, including tax benefits	101	21,045				21,146
Purchase of 9,370,908 common shares for treasury					(332,189)	(332,189)
Issuance of 17,532 shares of treasury stock under incentive plans (Director compensation)		95			445	540
Stock-based compensation		12,342				12,342
Dividends declared on common stock, $.60 per share			(80,394)			(80,394)
Balance, August 28, 2010 (130,452,959 shares common stock; 16,043,278 shares treasury stock)	14,650	243,831	1,665,646	(7,046)	(495,527)	1,421,554
Net income for the year			388,445			388,445
Unrealized gains on investment securities (net of $0.6 million of taxes)				904		904
Other				(261)		(261)
Comprehensive income						389,088
Issuance of 819,995 common shares under incentive plans, including tax benefits	82	16,430				16,512
Purchase of 13,934,868 common shares for treasury					(670,466)	(670,466)
Issuance of 15,255 shares of treasury stock under incentive plans (Director compensation)		131			544	675
Stock-based compensation		14,053				14,053
Dividends declared on common stock, $.695 per share			(84,342)			(84,342)
Balance, August 27, 2011 (117,353,341 shares common stock; 29,962,891 shares treasury stock)	$14,732	$274,445	$1,969,749	$(6,403)	$(1,165,449)	$1,087,074
Net income for the year			422,240			422,240
Unrealized gains on investment securities (net of $2.7 million of taxes)				4,527		4,527
Other				35		35
Comprehensive income						426,802
Issuance of 1,209,507 common shares under incentive plans, including tax benefits	121	29,602				29,723
Purchase of 3,214,866 common shares for treasury					(191,573)	(191,573)
Retirement of 29,400,000 shares of treasury stock	(2,940)	(60,139)	(1,087,303)		1,150,382	—
Issuance of 14,066 shares of treasury stock under incentive plans (Director compensation)		152			622	774
Stock-based compensation		15,129				15,129
Dividends declared on common stock, $.60 per share			(70,302)			(70,302)
Balance, August 25, 2012 (115,362,048 shares common stock; 3,763,691 shares treasury stock)	$11,913	$259,189	$1,234,384	$(1,841)	$(206,018)	$1,297,627
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Cash flows from operating activities:
Net income	$422,240	$388,445	$358,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,748	182,455	172,037
Deferred income taxes	(24,321)	46,805	8,123
Excess tax benefits from stock-based compensation	(12,345)	(4,745)	(1,676)
Stock-based compensation	15,902	14,728	13,163
Loss on disposition of property and equipment, including impairment	11,429	9,461	7,244
Changes in operating assets and liabilities:
Merchandise inventories	(271,503)	(126,638)	(34,225)
Prepayments and other current assets	23,838	(8,409)	200
Other assets	(2,506)	(4,888)	2,666
Accounts payable and accrued liabilities	(36,497)	37,057	61,646
Income taxes	37,209	(23,799)	25,389
Other liabilities	(4,823)	17,592	(21,163)
	369,371	528,064	591,539
Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(211,142)	(352,082)	(142,730)
Sales of restricted and unrestricted investment securities	334,915	415,877	46,888
Net change in restricted cash	(80,389)	—	—
Net proceeds from sale-leaseback	359,663	—	—
Capital expenditures	(603,313)	(345,268)	(212,435)
Proceeds from dispositions of property and equipment	1,955	1,055	1,329
	(198,311)	(280,418)	(306,948)
Cash flows from financing activities:
Revolving credit facility borrowings	362,300	46,000	—
Repayment of revolving credit facility borrowings	(347,300)	(46,000)	—
Issuance of long-term debt	—	298,482	—
Payment of debt issuance costs	—	(7,811)	(651)
Repayments of long-term debt	(16,200)	—	—
Repurchases of common stock	(191,573)	(670,466)	(332,189)
Change in cash overdrafts	26,786	(47,722)	49,687
Proceeds from exercise of employee stock options	24,900	17,216	19,663
Excess tax benefits from stock-based compensation	12,345	4,745	1,676
Payment of dividends	(91,390)	(83,439)	(78,913)
	(220,132)	(488,995)	(340,727)
Net change in cash and cash equivalents	(49,072)	(241,349)	(56,136)
Cash and cash equivalents at beginning of year	141,405	382,754	438,890
Cash and cash equivalents at end of year	$92,333	$141,405	$382,754
Supplemental disclosures of cash flow information:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$54,609	$36,220	$22,848
Cash paid during the period for:
Interest, net of amounts capitalized	24,001	20,395	12,568
Income taxes, net of refunds	234,740	201,843	175,915
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business and Summary of Significant Accounting Policies:
Description of business
The Company operates a chain of more than 7,400 general merchandise retail discount stores in 45 contiguous states, providing low- and middle-income consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Company’s products include health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, apparel and domestics. In the typical Family Dollar store, the majority of the products are priced at $10 or less, with many of the products priced at $1 or less. The Company manages its business on the basis of one operating segment.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.
Fiscal year
The Company’s fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2012, fiscal 2011 and fiscal 2010 were 52-week years.
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
The Company maintains zero balance cash disbursement accounts with certain banks. Outstanding checks in excess of funds on deposit with respect to these banks, referred to as cash overdrafts, are classified as accounts payable on the Consolidated Balance Sheets, and totaled $28.8 million at the end of fiscal 2012. Cash overdrafts totaled $2.0 million at the end of fiscal 2011. Changes in these overdraft amounts are recorded as financing activities on the Consolidated Statements of Cash Flows.
The Company’s wholly-owned captive insurance subsidiary maintains balances in cash and cash equivalents that are used in connection with the Company’s retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. These cash and cash equivalents balances totaled $19.0 million as of the end of fiscal 2012 and $53.2 million as of the end of fiscal 2011.

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

In addition to the cash and cash equivalents balances discussed above, the Company’s wholly-owned captive insurance subsidiary also maintains balances in investment securities that are not designated for general corporate purposes. These investment securities balances were $30.0 million as of the end of fiscal 2012 and $93.0 million as of the end of fiscal 2011.
Restricted cash and investments
The Company has restricted cash and investments that serve as collateral for certain of the Company's insurance obligations. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of August 25, 2012, the Company held $55.3 million in this restricted account, of which $45.9 million was included in Restricted Cash and Investments and $9.4 million was included in Other Assets in the Consolidated Balance Sheets. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations. Previously, these obligations were collateralized using standby letters of credit under our revolving credit facilities.
Additionally, in conjunction with the sale-leaseback transactions completed during the second half of fiscal 2012, certain proceeds from the transactions were placed into an escrow account with an independent third party in connection with like-kind exchange transactions, which permits the deferral of a portion of the tax gain associated with the sale of the stores. The Company intends to use these proceeds to purchase additional new stores and must do so within 180 days from the closing of the transactions to realize the deferral. At the Company's option, the proceeds can be returned for general operating needs; however, the tax gain deferral would not be realized. As of August 25, 2012, the balance in this account was $80.4 million. These assets are classified as Restricted Cash and Investments in the Consolidated Balance Sheets.
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

Estimated useful lives are as follows:
Buildings and building improvements	5-40 years
Furniture, fixtures and equipment	3-10 years
Transportation equipment	3-10 years
Leasehold improvements	5-10 years
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

Capitalized interest

The Company capitalizes interest on borrowed funds during the construction of property and equipment.  The Company capitalized $4.0 million, $0.6 million and $0.8 million of interest costs during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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
Advertising costs
Advertising costs, net of co-op recoveries from vendors, are expensed during the period of the advertisement and amounted to $19.6 million, $17.1 million and $12.4 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.
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
Operating leases
Except for its Store Support Center and distribution centers, the Company generally conducts its operations from leased facilities. Generally, store real estate leases have an initial term of five or ten years with multiple renewal options for additional five-year periods. The Company also has leases for equipment generally with lease terms of five years to ten years.
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
Income taxes
The Company records deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities. The Company estimates contingent income tax liabilities based on an assessment of the probability of the income-tax-related exposures and settlements related to uncertain tax positions. See Note 9 for more information on the Company’s income taxes.
Stock-based compensation
The Company recognizes compensation expense related to its stock-based awards based on the fair value of the awards on the grant date. The Company utilizes the Black-Scholes option-pricing model to estimate the grant-date fair value of its stock option awards. The grant-date fair value of the Company’s performance share rights awards is based on the stock price on the grant date. Compensation expense for the Company’s stock-based awards is recognized on a straight-line basis, net of estimated forfeitures, over the service period of each award. See Note 12 for more information on the Company’s stock-based compensation plans.
Treasury share retirement
The Company periodically retires treasury shares that it acquires through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained Earnings and Capital in Excess of Par. The portion allocated to Capital in Excess of Par is calculated on a pro-rata basis of the shares to be retired and the total shares issued and outstanding as of the date of the retirement.
New accounting pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption of ASU 2011-04 in fiscal 2012 did not have a material impact on the Company's Consolidated Financial Statements.

In June 2011, FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 and ASU 2011-12 in fiscal 2012 did not have a material impact on the Company's Consolidated Financial Statements..

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
The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of August 25, 2012, and August 27, 2011, for items that are required to be measured at fair value on a recurring basis:

	August 25, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,902	$18,902	$—	$—
Investment securities:
Auction rate securities	23,720	—	—	23,720
Short-term bond mutual fund	5,000	5,000	—	—
Equity securities	1,271	1,271	—	—
Restricted cash and investments: (2)
Municipal debt securities	55,303	—	55,303	—
Other assets:
Mutual funds(1)	17,903	17,903	—	—

	August 27, 2011
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$77,842	$77,842	$—	$—
Investment securities:
Auction rate securities	107,608	—	150	107,458
Variable rate demand notes	42,299	42,299	—	—
Municipal debt securities	51,398	—	51,398	—
Corporate debt securities	950	—	950	—
Equity securities	1,209	1,209	—	—
Other assets:
Mutual funds(1)	15,580	15,580	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

(2)
As of August 25, 2012, restricted cash and investments of $45.9 million and $9.4 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Balance Sheets. See Note 1 for more information.

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during fiscal 2012, fiscal 2011, or fiscal 2010.

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

Auction Rate Securities

The Company's auction rate securities (“ARS”) are tax-exempt bonds that are collateralized by federally guaranteed student loans and are valued using Level 3 inputs. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). Due to the continued issues in the global credit and capital markets, specifically as it relates to the ARS market, the Company's ARS portfolio experienced sustained failed auctions. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of August 25, 2012, all of the Company’s $25.9 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature.

The Company does not currently expect to liquidate any ARSs going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining ARS portfolio at par through issuer calls, refinancings, or upon maturity. During fiscal 2012, the Company liquidated $91.1 million of auction rate securities at par as a result of issuer calls. As of August 25, 2012, all of the Company's ARS portfolio was subject to failed auctions and was classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity.
The Company had a temporary gross unrealized loss of $2.1 million ($1.3 million, net of taxes) with respect to its ARS portfolio as of August 25, 2012. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Balance Sheets. Because there is no active market for the Company’s ARS portfolio, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The two most significant unobservable inputs used in the analysis are the weighted average expected term to liquidate the securities and the illiquidity factor applied to the discount rate. The weighted average expected term assumption used in the analysis is based on the Company's estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis are based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, a factor was applied to the discount rates to reflect the illiquidity of the investments. These inputs used in Company’s analysis are sensitive to market conditions and the Company's valuation of its ARS portfolio can change significantly based on the assumptions used. As of August 25, 2012, a 100 basis point increase or decrease in the illiquidity factor along with a 12-month increase or decrease in the weighted average term could result in a gross unrealized loss ranging from $2.0 million to $9.3 million.

The Company also evaluated each of its ARS for other-than-temporary impairment. The Company's evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company's ARS portfolio remains high and the securities had a weighted average parity ratio of 116.4% as of August 25, 2012. Based on these factors, the Company concluded that there was no other-than-temporary impairment as of August 25, 2012.
The following table summarizes the change in the fair value of the Company’s ARS portfolio measured using Level 3 inputs during fiscal 2012 and fiscal 2011:

(in thousands)	Fiscal 2012	Fiscal 2011
Beginning Balance	$107,458	$147,108
Net unrealized gains included in other comprehensive income	7,187	2,125
Sales	(90,925)	(41,625)
Transfers out of Level 3	—	(150)
Ending Balance	$23,720	$107,458
The transfers out of Level 3 during fiscal 2011 resulted from issuer call notices (at par). The Company treated the call notices as quoted prices in an inactive market (Level 2 inputs).
Additional Fair Value Disclosures
The estimated fair value of the Company’s current and long-term debt was $576.4 million as of August 25, 2012, and $566.0 million as of August 27, 2011. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that are private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s current and long-term debt was greater than the carrying value of the debt by $43.9 million as of August 25, 2012, and $16.0 million as of August 27, 2011. See Note 5 for more information on the Company’s long-term debt.

3.    Investment Securities:
All of the Company’s investment securities are currently classified as available-for-sale due to the fact that the Company does not intend to hold the securities to maturity and does not purchase the securities for the purpose of selling them to make a profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses, if any, reported as a component of Shareholders’ Equity. The Company’s investments consisted of the following available-for-sale securities at the end of fiscal 2012 and fiscal 2011 (in thousands):

August 25, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Fair Value
Auction rate securities	$25,850	—	2,130	(1)	$23,720
Short-term bond mutual fund	5,000	—	—		5,000
Municipal debt securities	55,036	267	—		55,303
Equity securities	1,979	—	708		1,271

August 27, 2011	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Fair Value
Auction rate securities	$116,925	—	9,317	(1)	$107,608
Variable rate demand notes	42,299	—	—		42,299
Municipal debt securities	51,125	273	—		51,398
Corporate debt securities	941	9	—		950
Equity securities	1,979	—	770		1,209

(1)	The gross unrealized holding losses for fiscal 2012 and fiscal 2011 were in a continuous unrealized loss position for 12 months or longer.
As noted in Note 2 above, substantially all of the Company’s auction rate securities are not currently liquid and have contractual maturities ranging from 15 years to 46 years. The Company’s other debt securities include municipal bonds, variable-rate demand notes, agency bonds, discount notes, and commercial paper, and have weighted average maturities of less than one -year. While the variable rate demand notes have underlying contractual maturities beyond one year, the securities are traded in the short-term as a result of 7-day put options.
Proceeds from sales of investment securities available-for-sale during fiscal 2012 were $334.9 million compared to $415.9 million in fiscal 2011 and $46.9 million in fiscal 2010. No gains or losses were realized on those sales for fiscal 2012, fiscal 2011 and fiscal 2010.
The Company also holds investments in mutual funds in connection with a deferred compensation plan for certain key management employees. These investments are classified as trading securities and are included, at fair value, in other assets on the Consolidated Balance Sheets. The Company records an offsetting deferred compensation liability in Other Liabilities. The fair value of the deferred compensation plan assets was $17.9 million as of the end of fiscal 2012 and $15.6 million as of the end of fiscal 2011. See Note 10 below for more information on the deferred compensation plan.

4.     Property and Equipment:
Property and equipment is recorded at cost and consisted of the following at the end of fiscal 2012 and fiscal 2011:

(in thousands)	August 25, 2012	August 27, 2011
Buildings and building improvements	$543,392	$572,039
Furniture, fixtures and equipment	1,755,154	1,460,116
Transportation equipment	89,520	87,274
Leasehold improvements	484,383	398,803
Construction in progress	46,032	61,152
	2,918,481	2,579,384
Less: accumulated depreciation and amortization	1,515,265	1,391,806
	1,403,216	1,187,578
Land	93,144	93,011
	$1,496,360	$1,280,589
Depreciation expense was $204.5 million, $179.5 million and $171.2 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

5.    Current and Long-Term Debt:
Current and long-term debt consisted of the following at the end of fiscal 2012 and fiscal 2011:

(in thousands)	August 25, 2012	August 27, 2011
5.24% Notes due September 27, 2015	$64,800	$81,000
5.41% Notes due September 27, 2015	169,000	169,000
5.00% Notes due February 1, 2021	298,720	298,570
	532,520	548,570
Less: current portion	16,200	16,200
Long-term portion	$516,320	$532,370
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
On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the 2015 Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 25, 2012, the Company was in compliance with all such covenants.
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
During fiscal 2012, the Company borrowed $362.3 million under the credit facilities at a weighted-average interest rate of 1.6%. As of August 25, 2012, the Company had $15.0 million in outstanding borrowings under the credit facilities. There were no outstanding borrowings under the credit facilities as of August 27, 2011. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 25, 2012, the Company was in compliance with all such covenants.

6.    Sale-Leaseback Transactions

During fiscal 2012, the Company completed two sale-leaseback transactions under which it sold a total of 276 stores to unrelated third parties. Net proceeds from these sales were $359.7 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over an initial lease terms of 15 years. The master leases for the 276 stores includes an initial term of 15 years and four, five-year renewal options and provides for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company classified these leases as operating leases, actively uses the leased properties and considers the leases as normal leasebacks for accounting purposes. The Company deferred the $171.6 million gain realized on the sale of the stores and will amortize the gain over the initial lease term. The deferred gain on these transactions includes both a current and non-current portion, with the current portion based on the amount that is expected to amortize over the next 12 months. The current and non-current portions are included in Accrued Liabilities and Deferred Gain, respectively, on the Consolidated Balance Sheets.

7.    Accrued Liabilities:
Accrued liabilities consisted of the following at the end of fiscal 2012 and fiscal 2011:

(in thousands)	August 25, 2012	August 27, 2011
Compensation	$99,673	$106,047
Taxes other than income taxes	91,207	95,973
Self-insurance liabilities	52,224	56,964
Other(1)	85,294	51,834
	$328,398	$310,818

(1)
Other accrued liabilities consist primarily of certain store rental accruals, litigation accruals, medical insurance accruals, store utility accruals, current portion of deferred gain on sale-leaseback transactions and accrued interest.

8.    Other Liabilities:
Other liabilities consisted of the following at the end of fiscal 2012 and fiscal 2011:

(in thousands)	August 25, 2012	August 27, 2011
Self-insurance liabilities	$184,638	$193,169
Other(1)	83,703	77,297
	$268,341	$270,466

(1)	Other liabilities consist primarily of deferred rent, income taxes and deferred compensation.

9.    Income Taxes:
The provisions for income taxes in fiscal 2012, fiscal 2011 and fiscal 2010 were as follows:

(in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Current:
Federal	$228,245	$155,893	$174,328
State	36,709	25,974	23,272
Foreign	1,065	41	—
	266,019	181,908	197,600
Deferred:
Federal	(19,648)	44,964	8,621
State	(4,673)	1,832	(498)
Foreign	—	9	—
	(24,321)	46,805	8,123
Total	$241,698	$228,713	$205,723
The following table summarizes the components of income tax expense in fiscal 2012, fiscal 2011 and fiscal 2010:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
(in thousands)	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed federal income tax	$232,378	35.0%	$216,005	35.0%	$197,351	35.0%
State income taxes, net of federal income tax benefit	17,893	2.7	17,149	2.8	15,885	2.8
Valuation allowance	1,732	0.3	1,566	0.3	(1,286)	(0.2)
Other	(10,305)	(1.6)	(6,007)	(1.0)	(6,227)	(1.1)
Actual income tax expense	$241,698	36.4%	$228,713	37.1%	$205,723	36.5%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of the end of fiscal 2012 and the end of fiscal 2011, were as follows:

(in thousands)	August 25, 2012	August 27, 2011
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$109,397	$124,243
Deferred income tax assets:
Excess of tax over book basis of inventories	$26,359	$17,372
Nondeductible accruals for:
Insurance	12,395	13,930
Compensation	34,717	34,739
Net Operating Losses	7,123	5,148
Deferred rent	19,063	14,708
Litigation charge	4,149	151
Other	12,594	12,965
Gross deferred income tax assets	116,400	99,013
Less: valuation allowance	(5,730)	(3,999)
Net deferred tax assets	$110,670	$95,014

The Company had state net operating loss carryforwards of $128.4 million as of August 25, 2012, and $112.4 million as of August 27, 2011, in various states. These carryforwards expire at different intervals up to fiscal year 2032. Management considers all available evidence in determining the likelihood that a deferred tax asset will not be realized. As a result, the Company increased the valuation allowances related to these state loss carryforwards.

The Company classifies accrued interest expense and penalties related to uncertain tax positions as a component of income tax expense. Interest and penalties reduced income tax expense by $0.6 million in fiscal 2012, increased income tax expense by $1.0 million in fiscal 2011, and reduced income tax expense by $1.5 million in fiscal 2010. The decrease in fiscal 2012 relates to changes in uncertain tax positions as compared to additional uncertain tax positions recorded during fiscal 2011 and settlements of uncertain tax positions during fiscal 2010.
As of August 25, 2012, the Company had a liability related to uncertain tax positions of $22.4 million, including a gross unrecognized tax benefit of $17.5 million and accrued interest and penalties of $4.9 million. The related non-current deferred tax asset balance was $5.8 million as of August 25, 2012. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $16.5 million of the gross unrecognized tax benefits, including penalties and tax effected interest of $4.9 million, would result in income tax benefits in the income statement of a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at August 29, 2009	$33,245	$6,122	$39,367
Increases related to prior year tax positions	849	2,004	2,853
Decreases related to prior year tax positions	(327)	(21)	(348)
Increases related to current year tax positions	2,260	411	2,671
Settlements during the period	(16,907)	(3,066)	(19,973)
Lapse of statute of limitations	(785)	(354)	(1,139)
Balance at August 28, 2010	$18,335	$5,096	$23,431
Increases related to prior year tax positions	6,305	1,799	8,104
Decreases related to prior year tax positions	(4,472)	—	(4,472)
Increases related to current year tax positions	3,190	530	3,720
Settlements during the period	(1,542)	(553)	(2,095)
Lapse of statute of limitations	(1,622)	(795)	(2,417)
Balance at August 27, 2011	$20,194	$6,077	$26,271
Increases related to prior year tax positions	1,147	1,668	2,815
Decreases related to prior year tax positions	(3,892)	(1,427)	(5,319)
Increases related to current year tax positions	4,879	442	5,321
Settlements during the period	(3,586)	(1,350)	(4,936)
Lapse of statute of limitations	(1,229)	(549)	(1,778)
Balance at August 25, 2012	$17,513	$4,861	$22,374
On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. As of August 25, 2012, the Company was subject to income tax examinations for its U.S. federal income taxes for fiscal years ending subsequent to 2007. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2007.
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

10.    Employee Benefit Plans:
Incentive compensation plan
The Company has an incentive profit-sharing plan which allows for payments to certain employees and officers at an aggregate annual amount not to exceed 7% of the Company’s consolidated income before income taxes and certain incentive compensation. Expenses under the profit-sharing plan were $12.3 million in fiscal 2012, $17.8 million in fiscal 2011 and $28.8 million in fiscal 2010.

Compensation deferral plans
The Company has a voluntary compensation deferral plan, under Section 401(k) of the Internal Revenue Code, available to eligible employees. At the discretion of the Board of Directors, the Company makes contributions to the plan which are allocated to participants, and in which they become vested, in accordance with formulas and schedules defined by the plan. Company expenses for contributions to the plan were $3.2 million in fiscal 2012, $4.0 million in fiscal 2011 and $4.2 million in fiscal 2010, and are included in SG&A on the Consolidated Statements of Income.
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

11.    Commitments and Contingencies:
Operating leases and other contractual obligations
The majority of the rental expense incurred by the Company relates to its stores and the majority of its stores are leased under agreements that generally have an initial term of five or ten years and provide for fixed rentals. Additionally, most of the Company’s leases require additional payments based upon a percentage of sales, property taxes, insurance premiums, or common area maintenance charges. Rental expenses on all operating leases, both cancelable and non-cancelable, for fiscal 2012, fiscal 2011 and fiscal 2010 were as follows:

(in thousands)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Minimum rentals, net of minor sublease rentals	$481,871	$429,942	$399,319
Contingent rentals	8,468	7,862	7,590
	$490,339	$437,804	$406,909
Aggregate minimum annual rentals under operating leases as of August 25, 2012 are as follows:

(in thousands)	Minimum Rentals
Fiscal 2013	$431,076
Fiscal 2014	389,754
Fiscal 2015	341,291
Fiscal 2016	291,793
Fiscal 2017	244,843
Thereafter	1,046,516
Total minimum rentals	$2,745,273

Additionally, the Company has outstanding standby letters of credit (which are primarily renewed on an annual basis), of which the majority are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier. The following table shows the Company’s other commercial commitments as of August 25, 2012:

(in thousands)	Total Amounts Committed
Standby letters of credit	$26,054
Surety bonds	46,529
Total	$72,583
Litigation

The Company is engaged in a number of legal proceedings. The matters or groups of related matters discussed below, if decided adversely to the Company, or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition or results of operations.

Wage and Hour Class Actions

Since 2004, certain individuals who held the position of store manager for the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying them as “exempt” employees who are not entitled to overtime compensation. Some of the cases also seek to proceed as collective actions under the FLSA or as class actions under state laws. Plaintiffs seek recovery of overtime pay, liquidated damages, attorneys' fees and court costs.

The Multi-District Litigation

Many of the cases asserting claims under the FLSA were consolidated in a Multi-District Litigation (“MDL”) proceeding pending in the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). There are presently twelve cases in the MDL proceeding in which plaintiffs are asserting individual, class and/or collective action status. In August and September 2012, the Company requested that the Joint Panel for the MDL transfer two individual FLSA actions to the MDL, Blomberg v. Family Dollar Stores of Florida, Inc. and Ryan v. Family Dollar Stores of Massachusetts, Inc. In total, following certain dismissals and summary dispositions, 38 individually named plaintiffs currently have cases pending in the MDL proceeding.

In two of the cases, Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc., the N.C. Federal Court determined that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA was appropriate. The N.C. Federal Court also granted summary judgment against Irene Grace on the merits of her misclassification claim under the FLSA. The plaintiffs appealed certain rulings of the N.C. Federal Court to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”). On March 22, 2011, the Fourth Circuit affirmed the N.C. Federal Court's decision finding that Ms. Grace was exempt from overtime compensation under the FLSA. The Fourth Circuit did not address the class certification finding the issue was moot given that the claims had been dismissed on the merits.

In addition to the Grace decision, the N. C. Federal Court has repeatedly ruled in favor of the Company and granted summary judgment, finding that the plaintiffs were properly classified as exempt from overtime pay. Most of these plaintiffs have appealed these dismissals to the Fourth Circuit.

All putative class action cases based solely on state law have been dismissed from the MDL and were transferred to the appropriate state court jurisdiction (see below).

State Law Class Actions

In addition to the cases pending in the MDL proceeding, the Company is a defendant in seven class action lawsuits in seven states alleging that store managers should be non-exempt employees under various state laws. The plaintiffs in these cases also seek recovery of overtime pay, liquidated damages, attorneys' fees and court costs. The states and cases are:

•
Colorado - Julie Farley v. Family Dollar Stores of Colorado, Inc., was filed on February 7, 2012, in the United States District Court for the District of Colorado seeking unpaid overtime for a class of current and former Colorado store managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Colorado law. On June 4, 2012, the Company filed a motion to dismiss certain of plaintiff's state law claims. That motion is currently pending before the court. Class discovery has begun.

•
Connecticut - Cook, et al. v. Family Dollar Stores of Connecticut, Inc., was filed on October 5, 2011, in the Superior Court of the State of Connecticut seeking unpaid overtime pay for a class of current and former Connecticut store managers whom plaintiffs claim are not properly classified as exempt from overtime under Connecticut law. The parties have concluded class discovery. The Company has filed summary judgment seeking dismissal of one of the named plaintiffs' claims, Cook. The Court will determine shortly whether it will consider the summary judgment motion prior to any briefing on class issues.

•
Kentucky - Barker v. Family Dollar, Inc., was filed on February 17, 2010, in Circuit Court in Jefferson County, Kentucky seeking unpaid overtime, compensation for unpaid breaks and for seventh day work under Kentucky law for a class of current and former Kentucky store managers. The Company removed this matter to the United States

District Court for the Western District of Kentucky. Discovery has now concluded. The parties have filed cross-motions for summary judgment and await the ruling from the Court.

•
Missouri - Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., was originally filed on January 26, 2010, seeking unpaid overtime for a class of current and former Missouri store managers who presently reside in Missouri and whom plaintiffs claim are not properly classified as exempt from overtime under Missouri law. This matter is pending in the Circuit Court of Jackson County, Missouri (the “Circuit Court”). On May 10, 2011, the Circuit Court certified the class under the Missouri Minimum Wage Law and common law. The Company sought appeal of the class certification decision with the Missouri Court of Appeals and the Missouri Supreme Court, but both courts declined to hear the appeal. The parties are engaged in merits discovery and the trial is scheduled for February 25, 2013.

•
New Jersey - Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011, seeking unpaid overtime pay for a class of current and former New Jersey store managers whom plaintiffs claim are not properly classified as exempt from overtime pay under New Jersey law. The parties are now engaged in class discovery.

•
New York - Youngblood, et al. v. Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009, was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was transferred to the Southern District of New York where the case has been consolidated with Youngblood. The parties have a preliminary agreement to resolve this matter for a maximum payment of $14 million. As of August 25, 2012, the Company recorded an $11.5 million litigation charge based on its estimate of the most likely payout under the preliminary settlement agreement. The motion for preliminary approval of the settlement is currently scheduled to be filed with the Court on or before October 19, 2012.

•
Pennsylvania - Itterly v. Family Dollar Stores, Inc., which was formerly pending in the N.C. Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. In Itterly, plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania store managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. The Company has filed summary judgment seeking dismissal of Itterly's claims in their entirety.

In general, the Company continues to believe that its store managers relevant to this litigation are “exempt” employees under the FLSA and have been and are being properly compensated under both federal and state laws. The Company further believes that these actions are not appropriate for collective or class action treatment. The Company intends to vigorously defend the claims in these actions. No assurances can be given that the Company will be successful in the defense of these actions, on the merits or otherwise. The Company cannot reasonably estimate the possible loss or range of loss that may result from these actions, with the exception of the preliminary settlement of the Rancharan/Youngblood case.

Gender Pay Litigation

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama, captioned Scott, et al. v. Family Dollar Stores, Inc., alleging discriminatory pay practices with respect to the Company's female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all current and former female store managers. The plaintiffs seek recovery of back pay, compensatory and punitive damages, recovery of attorneys' fees and equitable relief. The case was transferred to the N.C. Federal Court. Presently, there are 48 named plaintiffs in Scott.

On January 13, 2012, the N.C. Federal Court ruled in the Company's favor, striking the plaintiffs' class claims and denying plaintiffs' motion to amend their complaint. On January 26, 2012, the plaintiffs filed a petition to appeal this decision to the Fourth Circuit under Rule 23(f), which the Fourth Circuit granted on May 8, 2012. Appellate briefing is currently scheduled to be concluded in November, 2012.

At this time, it is not possible to predict whether the Fourth Circuit will affirm the N.C. Federal Court's decision striking the class allegations. However, the claims of the 48 named plaintiffs remain under the Equal Pay Act and Title VII of the Civil Rights Act. Although the Company intends to vigorously defend the action, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. For these reasons, the Company is unable to estimate any potential loss or range of loss. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any potential resolution of some or all of the plaintiffs' claims.

Other Matters

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws, some of which are, or may be pled as class or collective actions, and litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or has established accrued liabilities as set forth in the Company's financial statements. While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material effect on the Company's financial position, liquidity or results of operations. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, or, if the Company determines that settlement of such actions is appropriate, the Company may be subject to liability that could have a material effect on the Company's financial position, liquidity or results of operations.

12.    Stock-Based Compensation:
The Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”) permits the granting of a variety of compensatory award types. The Company currently grants non-qualified stock options and performance share rights under the 2006 Plan. Shares issued related to stock options and performance share rights represent new issuances of common stock. A total of 12.0 million common shares are reserved and available for issuance under the 2006 Plan, plus any shares awarded under the Company’s previous plan (1989 Non-Qualified Stock Option Plan) that expired or were canceled or forfeited after the adoption of the 2006 Plan. As of August 25, 2012, there were 9.4 million shares remaining available for grant under the 2006 Plan. The Company also issues shares under the 2006 Plan in connection with director compensation. These shares are currently issued out of treasury stock and are not material.
The Company’s results for fiscal 2012, fiscal 2011 and fiscal 2010 include stock-based compensation expense of $15.9 million, $14.7 million and $15.7 million, respectively. These amounts are included within SG&A on the Consolidated Statements of Income. Tax benefits recognized in fiscal 2012, fiscal 2011 and fiscal 2010 for stock-based compensation totaled $5.9 million, $5.4 million and $5.8 million, respectively.

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

	Years Ended
	August 25, 2012	August 27, 2011	August 28, 2010
Expected dividend yield	1.56%	1.56%	2.27%
Expected stock price volatility	34.5%	33.8%	35.20%
Weighted average risk-free interest rate	0.74%	1.01%	2.07%
Expected life of options (years)	4.39	4.42	4.50
The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date. Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics. These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience. There were no significant changes made to the methodology used to determine the assumptions during fiscal 2011. The weighted-average grant-date fair value of stock options granted was $13.10 during fiscal 2012, $11.60 during fiscal 2011 and $7.33 during fiscal 2010.

The following table summarizes the transactions under the stock option plans during fiscal 2012:

(in thousands, except per share amounts)	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at August 27, 2011	2,506	$29.90
Granted	618	51.99
Exercised	(952)	26.14
Forfeited	(154)	40.91
Expired	(1)	31.22
Balance at August 25, 2012	2,017	$37.60	2.67	$50,000
Exercisable at August 25, 2012	377	$25.50	1.53	$13,891
The total intrinsic value of stock options exercised was $28.7 million during fiscal 2012, $11.2 million during fiscal 2011 and $9.1 million during fiscal 2010. As of August 25, 2012, there was approximately $8.2 million of unrecognized compensation cost related to outstanding stock options. The unrecognized compensation cost will be recognized over a weighted-average period of 2.5 years.
Performance Share Rights
The Company grants performance share rights to key employees on an annual basis and in connection with employment or promotion. Performance share rights give employees the right to receive shares of the Company’s common stock at a future date based on the Company’s performance relative to a peer group. Performance is measured based on two pre-tax metrics: Return on Equity and Income Growth. The Leadership Development and Compensation Committee of the Board of Directors establishes the peer group and performance metrics. The performance share rights vest at the end of the performance period (generally three years) and the shares are issued shortly thereafter. The actual number of shares issued can range from 0% to 200% of the employee’s target award depending on the Company’s performance relative to the peer group. The following table summarizes the transactions under the performance share rights program during fiscal 2012:

(in thousands, except per share amounts)	Performance Share Rights Outstanding	Weighted Average Grant-Date Fair Value
Nonvested—August 27, 2011	582	$31.13
Granted	225	52.42
Vested	(436)	25.77
Cancellations	(62)	45.34
Adjustments	138	N/A
Nonvested—August 25, 2012	447	$42.85
The grant-date fair value of the performance share rights is based on the stock price on the grant date. The weighted-average grant-date fair value of performance share rights granted was $52.42 during fiscal 2012, $46.38 during fiscal 2011 and $28.37 during fiscal 2010. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued. The adjustments of performance share rights outstanding in the table above represent the performance adjustment for shares vested during the period. The total fair value of performance share rights vested was $22.4 million during fiscal 2012, $15.0 million during fiscal 2011 and $6.9 million during fiscal 2010. As of August 25, 2012, there was approximately $12.5 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis. The unrecognized compensation cost will be recognized over a weighted-average period of 1.7 years.

13.    Shareholders' Equity:
Stock Repurchases
During fiscal 2012, the Company purchased a total of 3.2 million shares of its common stock at a cost of $191.6 million, all of which were purchased on the open market.
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

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On November 18, 2009, the Board of Directors authorized the Company to purchase up to $400 million of the Company's outstanding common stock from time to time as market conditions warrant. On September 29, 2010, the Company announced that the Board of Directors authorized the Company to purchase up to $750 million of the Company's outstanding common stock (the “2010 authorization”). The remaining amount under the previous authorization was cancelled. On September 26, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $250 million of the Company’s outstanding common stock. As of August 25, 2012, the Company had $145.7 million remaining under current authorizations.
There is no expiration date related to the above referenced remaining authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.
Retirement of Treasury Shares

On November 25, 2011, the Company retired 29.4 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by approximately $1.2 billion. As a part of the retirement, the Company reduced its Common Stock, Capital in Excess of Par, and Retained Earnings balances by approximately $2.9 million, $60.1 million, and $1.1 billion, respectively. Refer to Note 1 for the Company's accounting policy for retirements of treasury shares.

Stockholders' Rights Plan

On March 2, 2011, the Company adopted a stockholders’ rights plan whereby the Board of Directors of the Company authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 2, 2011. Each right entitles the registered holder to purchase from the Company a unit consisting of one one thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a price of $250.00 per unit, subject to adjustment. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. Subject to certain exceptions, the rights will separate from the shares of common stock and a distribution date will be deemed to occur on the earlier of (i) the tenth business day after a person or group becomes a beneficial owner of at least 10% of the Company’s outstanding common stock or (ii) the tenth business day after the date that a tender or exchange offer is launched that would, if completed, result in a person or group becoming a beneficial owner of at least 10% of the Company’s outstanding common stock. Upon such an event, each holder of a right, other than the person or group becoming a beneficial owner of at least 10% of the Company’s outstanding common stock, will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right. The Company may redeem the rights in whole at a price of $0.001 per right. On February 24, 2012, the Board of Directors approved, and the Company entered into, an amendment to the stockholders' rights plan to extend the expiration date of the rights to March 2, 2013. The stockholders' rights plan otherwise remains unmodified. The rights will expire on March 2, 2013 unless exercised, redeemed or exchanged prior to that time. The Board may terminate the rights plan before the expiration date or extend the expiration date. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

14.    Earnings per Share:
Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.3 million, 0.3 million and 0.6 million shares for fiscal 2012, fiscal 2011 and fiscal 2010, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.
The following table sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share amounts)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Basic Net Income Per Share:
Net income	$422,240	$388,445	$358,135
Weighted average number of shares outstanding	117,097	123,360	135,745
Net income per common share—basic	$3.61	$3.15	$2.64
Diluted Net Income Per Share:
Net income	$422,240	$388,445	$358,135
Weighted average number of shares outstanding	117,097	123,360	135,745
Effect of dilutive securities—stock options	525	677	406
Effect of dilutive securities—performance share rights	436	449	445
Weighted average shares—diluted	118,058	124,486	136,596
Net income per common share—diluted	$3.58	$3.12	$2.62

15.    Segment Information:
The Company operates a chain of more than 7,400 general merchandise retail discount stores in 45 states, serving the basic needs of customers primarily in low- and middle-income brackets. The stores are supported by ten distribution centers and one Store Support Center. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia. The foreign operations are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	Years Ended
(in thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Classes of similar products:
Consumables	$6,436,719	$5,686,576	$5,119,911
Home Products	1,067,541	1,084,480	1,035,944
Apparel and Accessories	822,839	854,602	840,929
Seasonal and Electronics	1,003,906	922,177	870,187
Net Sales	$9,331,005	$8,547,835	$7,866,971
The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
Paper products
Food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies
Tobacco

Home Products	Domestics, including blankets, sheets and towels
Housewares
Giftware
Home décor

Apparel and Accessories	Men’s clothing
Women’s clothing
Boys’ and girls’ clothing
Infants’ clothing
Shoes
Fashion accessories

Seasonal and Electronics	Toys
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

 16.    Unaudited Summaries of Quarterly Results:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$2,148,287	$2,458,636	$2,359,957	$2,364,125
Gross profit	757,572	857,399	845,273	799,703
Net income	80,350	136,419	124,540	80,931
Net income per common share(1)	0.68	1.15	1.06	0.69
2011
Net sales	$1,996,941	$2,263,169	$2,153,395	$2,134,330
Gross profit	719,565	807,367	779,756	725,607
Net income	74,315	123,180	111,101	79,849
Net income per common share(1)	0.58	0.98	0.91	0.66

(1)	Figures represent diluted earnings per share. The sum of the quarterly net income per common share may not equal the annual net income per common share due to rounding.

17.    Related Party Transactions:
There were no material related party transactions during fiscal 2012, fiscal 2011 or fiscal 2010.

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
We evaluated the design and operating effectiveness of our disclosure controls and procedures as of August 25, 2012. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 25, 2012.
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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 25, 2012.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of August 25, 2012, as stated in their attestation report which is included under Item 8 of this Report.
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

ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2013 (the “2013 Proxy Statement”), under the captions “Election of Directors” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in the 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and also is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Company’s 2013 Proxy Statement, under the captions “Compensation Discussion and Analysis,” “2012 Summary Compensation Table,” “2012 Grants of Plan-Based Awards,” “Employment and Severance Agreements,” “2012 Outstanding Equity Awards at Fiscal Year End,” “2012 Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item as to security ownership by beneficial owners and management will be included in the Company’s 2013 Proxy Statement, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference. The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and is also incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Company’s 2013 Proxy Statement, under the captions “Transactions with Related Persons” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the Company’s 2013 Proxy Statement, under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

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

The Financial Statements of Family Dollar Stores, Inc., (Parent Company) are omitted because the registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets as shown by the most recent year-end consolidated balance sheet

3.	The Exhibits listed below in item (b).

(b)	The accompanying Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)
Date:	October 19, 2012	By	/s/ HOWARD R. LEVINE
Howard R. Levine
Chairman of the Board (Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ HOWARD R. LEVINE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 19, 2012
Howard R. Levine
/s/ MARY A. WINSTON	Executive Vice President— Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 19, 2012
Mary A. Winston
/s/ MARK R. BERNSTEIN	Director	October 19, 2012
Mark R. Bernstein
/s/ PAMELA L. DAVIES	Director	October 19, 2012
Pamela L. Davies
/s/ SHARON ALLRED DECKER	Director	October 19, 2012
Sharon Allred Decker
/s/ EDWARD C. DOLBY	Director	October 19, 2012
Edward C. Dolby
/s/ GLENN A. EISENBERG	Director	October 19, 2012
Glenn A. Eisenberg
/s/ EDWARD P. GARDEN	Director	October 19, 2012
Edward P. Garden
/s/ GEORGE R. MAHONEY, JR.	Director	October 19, 2012
George R. Mahoney, Jr.
/s/ JAMES G. MARTIN	Director	October 19, 2012
James G. Martin
/s/ HARVEY MORGAN	Director	October 19, 2012
Harvey Morgan
/s/ DALE C. POND	Director	October 19, 2012
Dale C. Pond

EXHIBIT INDEX
Exhibits incorporated by reference:

3.1	Restated Certificate of Incorporation, dated November 8, 2006 (filed as Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2006)
3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended February 26, 2011)
3.3	Bylaws of Family Dollar Stores, Inc., as amended through March 2, 2011 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)
4.1
Sections FOURTH, SIXTH and SEVENTH of the Company’s Restated Certificate of Incorporation (included as Exhibit 3.1) and Articles II, VII, VIII, XII and XIV of the Company’s Bylaws (included as Exhibit 3.3)

4.2	Form of certificate representing shares of the Company’s Common Stock (filed as Exhibit 4.2 to the Company’s Form 10-K filing for the fiscal year ended August 27, 2005)
4.3
Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

4.4
Amendment No. 1 dated as of February 24, 2012, to the Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on February 24, 2012)

4.5
Indenture between Family Dollar Stores, Inc. and U.S. Bank National Association, as trustee, dated as of January 28, 2011 (filed as Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended February 26, 2011)

4.6
First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of January 28, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011)

4.7	Form of Global Note 5.00% Senior Note due 2021 (included as part of Exhibit 4.5 above)(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011)
10.1
Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc., Family Dollar, Inc., and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015; and, $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended February 27, 2010)

10.2
First Amendment dated as of November 17, 2010, to the Note Purchase Agreement dated as of September 27, 2005, between Family Dollar Stores, Inc. and the various purchasers named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015 and $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015 (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended November 27, 2010)

10.3
$400 Million Credit Agreement dated as of November 17, 2010, by and among Family Dollar Stores, Inc. as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended November 27, 2010)

10.4
$350,000,000 Credit Agreement dated August 24, 2006, between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Fronting Bank, and various other Lenders named therein (filed as Exhibit 10 to the Company’s Report on Form 8-K filed with the SEC on August 28, 2006)

10.5
Second Amendment dated as of November 17, 2010, to the Credit Agreement dated August 24, 2006, between the Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent, and various lenders named therein (filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended November 27, 2010)

10.6
$250 million 364-Day Credit Agreement between the Company and Family Dollar, Inc., as Borrowers, and Wachovia Bank, National Association, as Administrative Agent and Swingline Lender, and various other lenders named therein (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended November 28, 2009)

*10.7	Summary of compensation arrangements of the Company’s named executive officers for fiscal 2011 (filed under Item 5.02 in the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2010)
*10.8
Summary of compensation arrangements of the Company’s named executive officers for fiscal 2012 (filed under Item 5.02 in the Company’s Current Reports on Form 8-K filed with the SEC on September 9, 2011 and September 28, 2011)

*10.9
Summary of compensation arrangements of the Company’s named executive officers for fiscal 2013 (filed under Item 5.02 in the Company’s Current Reports on Form 8-K filed with the SEC on October 15, 2012)

*10.10	Family Dollar Stores, Inc., 2006 Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on December 7, 2010)
*10.11	Family Dollar Stores, Inc. 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 26, 2012)
*10.12	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Report on Form 8-K filed with the SEC on October 2, 2002)
*10.13	Policy Regarding Tax Adjustments for Certain Severance Benefits (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 21, 2008)
*10.14	Form of Indemnification Agreement between the Company and its Directors (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 21, 2008)
*10.15	Employment Agreement effective October 7, 2008, between the Company and Howard R. Levine (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)
*10.16	Employment Agreement effective October 7, 2008, between the Company and R. James Kelly (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)
*10.17
Amendment dated September 26, 2011 to the Employment Agreement with R. James Kelly and Family Dollar Stores, Inc. dated October 7, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2011)

*10.18	Employment Agreement between Michael K. Bloom and Family Dollar Stores, Inc. dated September 26, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2011)
*10.19	Form of Severance Agreement for Executive Vice Presidents (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)
*10.20	Form of Severance Agreement for Executive Vice Presidents (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 15, 2012)
*10.21	Form of Severance Agreement for Senior Vice Presidents (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)
*10.22	Medical Expense Reimbursement Plan, amended as of November 2, 2004 (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended August 28, 2004)
*10.23	Summary of Family Dollar Stores, Inc., Executive Supplemental Disability Income Plan (filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)
*10.24	Family Dollar Stores, Inc., Executive Life Plan (filed as Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.25	Relocation Policy applicable to executive officers of the Company (filed as Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)
*10.26	Amended and Restated Family Dollar Compensation Deferral Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 1, 2008)
*10.27	Family Dollar Stores Inc., 2006 Incentive Plan Directors’ Share Awards Guidelines (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on August 21, 2006)
*10.28	Family Dollar Stores Inc., 2006 Incentive Plan 2006 Non-Qualified Stock Option Grant Program (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on January 25, 2006)
*10.29	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended May 26, 2012)
*10.30	Form of Performance Share Rights Award Certificate Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on September 29, 2005)
*10.31	Stipulation and Agreement of Compromise, Settlement and Release (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on June 26, 2007)
*10.32
Agreement dated September 28, 2011 between Family Dollar Stores, Inc. and Trian Fund Management, L.P., Trian Management GP, LLC, certain funds managed by Trian Management L.P. and Nelson Peltz, Peter W. May and Edward P. Garden (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011)

*10.33	Severance Agreement between Mary A. Winston and Family Dollar Stores, Inc. dated April 5, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2012)
10.34
$300 million Credit Agreement dated as of August 17, 2011, by and among Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (filed as Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended August 27, 2011)

10.35
First Amendment dated as of August 17, 2011, to the $400 Million Credit Agreement dated November 17, 2010, by and among Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended August 27, 2011)

Exhibits filed herewith:

*10.36	Form of Severance Agreement for Senior Vice Presidents
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the annual report on Form 10-K of the Company for the year ended
August 25, 2012, filed on October 19, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Exhibit represents a management contract or compensatory plan