Form 10-Q
period 2012-11-24
FAMILY DOLLAR STORES INC
filed 2013-01-03
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 24, 2012
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 24, 2012
Common Stock, $0.10 par value	115,805,324 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	November 24, 2012	August 25, 2012
Assets
Current assets:
Cash and cash equivalents	$112,267	$92,333
Short-term investment securities	9,560	6,271
Restricted cash and investments	80,884	126,281
Merchandise inventories	1,592,068	1,426,163
Deferred income taxes	71,557	69,518
Prepayments and other current assets	75,082	47,604
Total current assets	1,941,418	1,768,170
Property and equipment, net	1,636,189	1,496,360
Investment securities	23,489	23,720
Other assets	86,350	84,815
Total assets	$3,687,446	$3,373,065
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$209,000	$15,000
Current portion of long-term debt	16,200	16,200
Accounts payable	752,231	674,202
Accrued liabilities	316,347	328,398
Income taxes	32,618	31,857
Total current liabilities	1,326,396	1,065,657
Long-term debt	500,158	516,320
Other liabilities	277,738	268,341
Deferred gain	154,611	156,866
Deferred income taxes	75,950	68,254
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 5):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.10 par; authorized 600,000,000 shares; issued 119,927,946 shares at November 24, 2012, and 119,125,739 shares at August 25, 2012, and outstanding 115,790,201 shares at November 24, 2012, and 115,362,048 shares at August 25, 2012	11,993	11,913
Capital in excess of par	282,957	259,189
Retained earnings	1,290,436	1,234,384
Accumulated other comprehensive loss	(1,795)	(1,841)
Common stock held in treasury, at cost (4,137,745 shares at November 24, 2012, and 3,763,691 shares at August 25, 2012)	(230,998)	(206,018)
Total shareholders’ equity	1,352,593	1,297,627
Total liabilities and shareholders’ equity	$3,687,446	$3,373,065
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	November 24, 2012	November 26, 2011
Net sales	$2,421,688	$2,148,287
Cost and expenses:
Cost of sales	1,594,894	1,390,715
Selling, general and administrative	699,825	627,585
Cost of sales and operating expenses	2,294,719	2,018,300
Operating profit	126,969	129,987
Investment income	75	234
Interest expense	7,122	6,712
Other income	6,362	4,923
Income before income taxes	126,284	128,432
Income taxes	46,005	48,082
Net income	$80,279	$80,350
Net income per common share — basic	$0.69	$0.68
Weighted average shares — basic	115,521	117,649
Net income per common share — diluted	$0.69	$0.68
Weighted average shares — diluted	116,197	118,591
Dividends declared per common share	$0.21	$0.18
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
(in thousands)	November 24, 2012	November 26, 2011
Net income	$80,279	$80,350
Other comprehensive income:
Unrealized gains (losses) on investment securities (net of taxes)	32	(309)
Other	14	15
Other comprehensive income	46	(294)
Comprehensive income	$80,325	$80,056

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
(in thousands)	November 24, 2012	November 26, 2011
Cash flows from operating activities:
Net income	$80,279	$80,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,175	49,135
Amortization of deferred gain	(2,857)	—
Deferred income taxes	17,919	28,595
Excess tax benefits from stock-based compensation	(12,654)	(10,572)
Stock-based compensation	4,413	5,423
Loss on disposition of property and equipment, including impairment	2,860	7,173
Changes in operating assets and liabilities:
Merchandise inventories	(165,906)	(146,917)
Prepayments and other current assets	(27,472)	(5,953)
Other assets	(2,073)	616
Accounts payable and accrued liabilities	10,003	(54,325)
Income taxes	761	5,924
Other liabilities	9,784	(6,172)
Net cash used in operating activities	(27,768)	(46,723)

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(10,720)	(12,182)
Sales of restricted and unrestricted investment securities	7,542	68,592
Change in restricted cash	46,009	—
Net proceeds from sale-leaseback	1,132	—
Capital expenditures	(196,386)	(130,862)
Proceeds from dispositions of property and equipment	162	96
Net cash used in investing activities	(152,261)	(74,356)

Cash flows from financing activities:
Revolving credit facility borrowings	598,000	173,000
Repayment of revolving credit facility borrowings	(404,000)	(98,000)
Repayment of long-term debt	(16,200)	(16,200)
Repurchases of common stock	(24,980)	(27,435)
Change in cash overdrafts	43,138	41,819
Proceeds from exercise of employee stock options	15,578	20,752
Excess tax benefits from stock-based compensation	12,654	10,572
Payment of dividends	(24,227)	(21,128)
Net cash provided by financing activities	199,963	83,380

Net change in cash and cash equivalents	19,934	(37,699)
Cash and cash equivalents at beginning of period	92,333	141,405
Cash and cash equivalents at end of period	$112,267	$103,706
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	General Information
In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 24, 2012; the results of operations for the first quarter ended November 24, 2012 (“first quarter of fiscal 2013”), and November 26, 2011 (“first quarter of fiscal 2012”); comprehensive income for the first quarter of fiscal 2013 and first quarter of fiscal 2012; and the cash flows for the first quarter of fiscal 2013 and first quarter of fiscal 2012. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2012 (“fiscal 2012”).
The results of operations for the first quarter of fiscal 2013 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications of the amounts on the Consolidated Condensed Statements of Income for the first quarter of fiscal 2012 have been made to conform to the presentation of the first quarter of fiscal 2013. These reclassifications are not material.
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
Recent Accounting Pronouncement
There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.
Update to Significant Accounting Policies
Other Income
The Company classifies income earned on non-merchandise transactions, which primarily includes fees charged to customers when receiving cash back on debit card transactions, in a line item captioned "Other income" below Operating Profit. These amounts were previously classified in "Selling general and administrative expenses."

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
The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of November 24, 2012, and August 25, 2012, for items that are required to be measured at fair value on a recurring basis:

	November 24, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$5,366	$5,366	$—	$—
Investment securities:
Auction rate securities	23,489	—	100	23,389
Short-term bond mutual fund	8,017	8,017	—	—
Equity securities	1,542	1,542	—	—
Restricted cash and investments: (2)
Money market funds	186	186	—	—
Municipal debt securities	55,032	—	55,032	—
Other assets:
Mutual funds (1)	18,428	18,428	—	—

	August 25, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,902	$18,902	$—	$—
Investment securities:
Auction rate securities	23,720	—	—	23,720
Short-term bond mutual fund	5,000	5,000	—	—
Equity securities	1,271	1,271	—	—
Restricted cash and investments: (2)
Municipal debt securities	55,303	—	55,303	—
Other assets:
Mutual funds (1)	17,903	17,903	—	—

(1)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

(2)
As of November 24, 2012, restricted cash and investments of $46.7 million and $8.5 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Condensed Balance Sheets. As of August 25, 2012, restricted cash and investments of $45.9 million and $9.4 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Condensed Balance Sheets

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the first quarter of fiscal 2013 or the first quarter of fiscal 2012.

Level 2 Inputs

The majority of the assets classified as Level 2 are valued using matrix pricing. The Company believes that while a majority of the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.
Auction Rate Securities

The Company's auction rate securities (“ARS”) are tax-exempt bonds that are collateralized by federally guaranteed student loans and are valued using Level 3 inputs. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). Due to the continued issues in the global credit and capital markets, specifically as it relates to the ARS market, the Company's ARS portfolio experienced sustained failed auctions. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of November 24, 2012, all of the Company’s $25.9 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature.

The Company does not currently expect to liquidate any ARSs going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining ARS portfolio at par through issuer calls, refinancings, or upon maturity. The Company did not liquidate any auction rate securities during the first quarter of fiscal 2013. As of November 24, 2012, all of the Company's ARS portfolio was subject to failed auctions and was classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity.
The Company had a temporary gross unrealized loss of $2.4 million ($1.5 million, net of taxes) with respect to its ARS portfolio as of November 24, 2012. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Balance Sheets. Because there is no active market for the Company’s ARS portfolio, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The two most significant unobservable inputs used in the analysis are the weighted average expected term to liquidate the securities and the illiquidity factor applied to the discount rate. The weighted average expected term assumption used in the analysis is based on the Company's estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis are based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, a factor was applied to the discount rates to reflect the illiquidity of the investments. These inputs used in the Company’s analysis are sensitive to market conditions and the Company's valuation of its ARS portfolio can change significantly based on the assumptions used. As of November 24, 2012, a 100 basis point increase or decrease in the illiquidity factor along with a 12-month increase or decrease in the weighted average term could result in a gross unrealized loss ranging from $1.5 million to $4.1 million.

The Company also evaluated each of its ARS for other-than-temporary impairment. The Company's evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company's ARS portfolio remains high and the securities had a weighted average parity ratio of 117.7% as of November 24, 2012. Based on these factors, the Company concluded that there was no other-than-temporary impairment as of November 24, 2012.
The following table summarizes the change in the fair value of the Company’s ARS portfolio measured using Level 3 inputs during the first quarter of fiscal 2013 and the first quarter of fiscal 2012:

	Quarter Ended
(in thousands)	November 24, 2012	November 26, 2011
Beginning Balance	$23,720	$107,458
Net unrealized gains (losses) included in other comprehensive income	(231)	110
Sales	—	(12,975)
Transfers out of Level 3	(100)	(50)
Ending Balance	$23,389	$94,543
Additional Fair Value Disclosures
The estimated fair value of the Company’s current and long-term debt was $561.2 million as of November 24, 2012, and $576.4 million as of August 25, 2012. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that are private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s current and long-term debt was greater than the carrying value of the debt by $44.8 million as of November 24, 2012, and $43.9 million as of August 25, 2012.

3.	Current and Long-Term Debt
Principal Payment
During the first quarter of fiscal 2013, the Company made a scheduled principal payment on its private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2013.
Credit Facilities
During the first quarter of fiscal 2013, the Company borrowed $598.0 million under its unsecured revolving credit facilities at a weighted-average rate of 1.5%. As of November 24, 2012, the Company had $209.0 million outstanding under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 24, 2012, the Company was in compliance with all such covenants. The Company's revolving credit facilities provide the capacity to borrow up to $700 million (less standby letters of credit needed for collateral for our insurance programs of $20.3 million).

4.	Restricted Cash and Investments
The Company has restricted cash and investments that serve as collateral for certain of the Company's insurance obligations. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of November 24, 2012, the Company held $55.2 million in this restricted account, of which $46.7 million was included in Restricted Cash and Investments and $8.5 million was included in Other Assets in the Consolidated Condensed Balance Sheet. As of August 25, 2012, the Company held $55.3 million in this restricted account, of which $45.9 million was included in Restricted Cash and Investments and $9.4 million was included in Other Assets in the Consolidated Condensed Balance Sheets. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations. Previously, these obligations were collateralized using standby letters of credit under our revolving credit facilities.
Additionally, in conjunction with the sale-leaseback transactions completed during fiscal 2012, certain proceeds from the transactions were placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. The Company used these proceeds to purchase additional new stores and was required to do so within 180 days to realize the deferral. The Company held $34.2 million in this account as of November 24, 2012, and $80.4 million as of August 25, 2012. These assets are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheet. Subsequent to the end of the first quarter, on November 28, 2012, the 180 day realization period expired for the Company to realize the deferral and the remaining proceeds of $23.3 million held in the escrow account were returned to the Company free of restrictions.

5.	Shareholders’ Equity
Stock Repurchases
During the first quarter of fiscal 2013, the Company purchased a total of 0.4 million shares of its common stock at a cost of $25.0 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to $250 million of the Company’s outstanding common stock (the “2011 authorization”). As of November 24, 2012, the Company had $120.8 million remaining under this authorization.
There is no expiration date related to the 2011 authorization. Shares purchased under share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.
Option Exercises
During the first quarter of fiscal 2013, a total of 0.6 million stock options with a weighted average exercise price of $26.33 were exercised. The total intrinsic value of the options exercised during the period was $24.6 million.
Stockholders’ Rights Plan
On March 2, 2011, the Company adopted a stockholders’ rights plan whereby the Board of Directors of the Company authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on March 2, 2011. On February 24, 2012, the Board of Directors approved, and the Company entered into, an amendment to the stockholders' rights plan to extend the expiration date of the rights to March 2,

2013. On November 16, 2012, the Board of Directors approved, and the Company entered into, an amendment to the stockholders' rights plan to accelerate the expiration date of the rights to November 16, 2012, thereby terminating the stockholder's rights plan.

6.	Earnings Per Share
Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.4 million shares for the quarter ended November 24, 2012, and 0.3 million shares for the quarter ended November 26, 2011). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.
The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended
(in thousands, except per share amounts)	November 24, 2012	November 26, 2011
Basic Net Income Per Share:
Net income	$80,279	$80,350
Weighted average number of shares outstanding	115,521	117,649
Net income per common share — basic	$0.69	$0.68
Diluted Net Income Per Share:
Net income	$80,279	$80,350
Weighted average number of shares outstanding	115,521	117,649
Effect of dilutive securities — stock options	430	579
Effect of dilutive securities — performance share rights	246	363
Weighted average shares — diluted	116,197	118,591
Net income per common share — diluted	$0.69	$0.68

7.	Litigation

The Company is engaged in a number of legal proceedings. The matters or groups of related matters discussed below, if decided adversely to the Company, or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition or results of operations.

Wage and Hour Class Actions

Since 2004, certain individuals who held the position of store manager for the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying them as “exempt” employees who are not entitled to overtime compensation. Some of the plaintiffs also seek to proceed as collective actions under the FLSA or as class actions under state laws. Plaintiffs seek recovery of overtime pay, liquidated damages, attorneys' fees and court costs.

The Multi-District Litigation

Many of the cases asserting claims under the FLSA were consolidated in a Multi-District Litigation (“MDL”) proceeding pending in the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). There are presently twelve cases in the MDL proceeding in which plaintiffs are asserting individual, class and/or collective action status. In total, following certain dismissals and summary dispositions, 32 individually named plaintiffs currently have cases pending in the MDL proceeding.

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

In addition to the Grace decision, the N. C. Federal Court has repeatedly ruled in favor of the Company and granted summary judgment, finding that the plaintiffs were properly classified as exempt from overtime pay. Thirty-four individuals have filed notices of appeal of these dismissals to the Fourth Circuit.

All putative class action cases based solely on state law have been dismissed from the MDL and were transferred to the appropriate state court jurisdiction (see below).

State Law Class Actions

The Company is a defendant in seven class action lawsuits in seven states alleging that store managers should be non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, attorneys' fees and court costs. The states and cases are:

•
Colorado - Julie Farley v. Family Dollar Stores of Colorado, Inc., was filed on February 7, 2012, in the United States District Court for the District of Colorado seeking unpaid overtime for a class of current and former Colorado store managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Colorado law. On June 4, 2012, the Company filed a motion to dismiss certain of plaintiff's state law claims. The Magistrate submitted recommendations that those common law claims be dismissed. Plaintiff opposed the Magistrate's recommendation and the decision is currently pending before the district court. Class discovery has begun.

•
Connecticut - Cook, et al. v. Family Dollar Stores of Connecticut, Inc., was filed on October 5, 2011, in the Superior Court of the State of Connecticut seeking unpaid overtime pay for a class of current and former Connecticut store managers whom plaintiffs claim are not properly classified as exempt from overtime under Connecticut law. The parties have concluded class discovery. The Company has filed summary judgment seeking dismissal of one of the named plaintiffs' claims, Cook. Plaintiff has filed a motion seeking class certification. A hearing is scheduled on the class certification motion on January 7, 2013.

•
Kentucky - Barker v. Family Dollar, Inc., was filed on February 17, 2010, in Circuit Court in Jefferson County, Kentucky seeking unpaid overtime, compensation for unpaid breaks and for seventh day work under Kentucky law for a class of current and former Kentucky store managers. The Company removed this matter to the United States District Court for the Western District of Kentucky. The parties filed cross-motions for summary judgment. On October 25, 2012, the district court granted the Company's motion for summary judgment and denied the plaintiffs' motion. On November 26, 2012, plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The parties are scheduled to participate in court-ordered mediation in January 2013.

•
Missouri - Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., was filed on January 26, 2010, seeking unpaid overtime for a class of current and former Missouri store managers who presently reside in Missouri and whom plaintiffs claim are not properly classified as exempt from overtime under Missouri law. This matter is pending in the Circuit Court of Jackson County, Missouri (the “Jackson County Circuit Court”). On May 10, 2011, the Jackson County Circuit Court certified the class under Missouri law. The parties are engaged in merits discovery. The trial has been continued to November 2013. The parties are scheduled to participate in mediation in February 2013.

•
New Jersey - Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011, seeking unpaid overtime pay for a class of current and former New Jersey store managers whom plaintiffs claim are not properly classified as exempt from overtime pay under New Jersey law. This matter has been administratively dismissed by the district court.

•
New York - Youngblood, et al. v. Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc.,

was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009. Rancharan was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was transferred to the Southern District of New York where the case has been consolidated with Youngblood. The parties have a preliminary agreement to resolve this matter for a maximum payment of $14 million. The Company believes the liability recorded associated with this action is appropriate based on its estimate of the most likely payout under the preliminary settlement agreement. The motion for preliminary approval of the settlement was filed on November 14, 2012.

•
Pennsylvania - Itterly v. Family Dollar Stores, Inc., which was formerly pending in the N.C. Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. In Itterly, plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania store managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. The Company has filed summary judgment seeking dismissal of Itterly's claims in their entirety, which is pending before the court.

In general, the Company continues to believe that its store managers relevant to this litigation are “exempt” employees under the FLSA and have been and are being properly compensated under both federal and state laws. The Company further believes that these actions are not appropriate for collective or class action treatment. The Company intends to vigorously defend the claims in these actions. No assurances can be given that the Company will be successful in the defense of these actions, on the merits or otherwise. The Company cannot reasonably estimate the possible loss or range of loss that may result from these actions, with the exception of the preliminary settlement of the Rancharan/Youngblood case, as described above.

Gender Pay Litigation

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama, captioned Scott, et al. v. Family Dollar Stores, Inc., alleging discriminatory pay practices with respect to the Company's female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all current and former female store managers. The plaintiffs seek recovery of back pay, compensatory and punitive damages, recovery of attorneys' fees and equitable relief. The case was transferred to the N.C. Federal Court. On January 13, 2012, the N.C. Federal Court ruled in the Company's favor, striking the plaintiffs' class claims and denying plaintiffs' motion to amend their complaint. The plaintiffs filed a petition to appeal this decision to the Fourth Circuit. The appellate briefing on this issue concluded, and the Fourth Circuit decision is pending.

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

Other Matters

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws, some of which are or may be pled as class or collective actions, and litigation related to alleged personal injury or property damage, for which the Company carries insurance coverage and/or has established accrued liabilities as set forth in the Company's financial statements. While the ultimate outcome cannot be determined, the Company currently believes that these proceedings and claims, both individually and in the aggregate, should not have a material effect on the Company's financial position, liquidity or results of operations. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, or, if the Company determines that settlement of such actions is appropriate, the Company may be subject to liability that could have a material effect on the Company's financial position, liquidity or results of operations.

8.	Segment Information
The Company operates a chain of more than 7,500 general merchandise retail discount stores in 45 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by ten distribution centers and one Store Support Center. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia. The foreign operations are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended
(in thousands)	November 24, 2012	November 26, 2011
Classes of similar Products:
Consumables	$1,789,285	$1,509,536
Home Products	242,335	246,000
Apparel and Accessories	178,026	186,214
Seasonal and Electronics	212,042	206,537
Net sales	$2,421,688	$2,148,287
The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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

Subsequent to the first quarter of fiscal 2013, the Company completed a sale-leaseback transaction under which it sold 126 stores to an unrelated third party. Net proceeds from these sales were approximately $162.4 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchaser over an initial lease term of 15 years. The master leases for the 126 stores includes an initial term of 15 years and four, five-year renewal options and provides for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company will classify these leases as operating leases, actively uses the leased properties and considers the leases as normal leasebacks. The Company will defer a gain of approximately $73.1 million realized on the sale of the stores and will amortize the gain over the initial lease term.

Additionally, in conjunction with the transaction, $48.1 million of the net proceeds was placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. The Company intends to use these proceeds to purchase additional new stores and is required to do so within 180 days to realize the deferral. These proceeds will be classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheet in subsequent reporting periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the thirteen-week periods ended November 24, 2012, and November 26, 2011 (“first quarter of fiscal 2013” and “first quarter of fiscal 2012”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 25, 2012 (“fiscal 2012”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2012. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2012.
Executive Overview
We operate a chain of more than 7,500 general merchandise retail discount stores in 45 states, providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.
During the first quarter of fiscal 2013, as compared with the first quarter of fiscal 2012, our net sales increased 12.7% to $2.4 billion, our net income of $80.3 million was approximately flat, and our diluted net income per common share increased 1.5% to $0.69 per share. Comparable store sales (stores open more than 13 months) for the first quarter of fiscal 2013 increased 6.6% compared with the first quarter of fiscal 2012.
Our results during the first quarter of fiscal 2013 were driven primarily by our strong sales performance, particularly in the Consumables category. Many of the initiatives we launched over the past several years continue to deliver results, including the expansion of our global sourcing efforts, increased investment in our private brands assortment, our multi-year comprehensive store renovation program, and the expansion of our key consumables categories, including tobacco. During fiscal 2013, we remain focused on increasing our relevancy with customers, delivering profitable sales growth, and strengthening our value and convenience proposition. Additionally, in fiscal 2012, we formed a six-year, exclusive partnership with McLane Company, Inc. ("McLane"), a highly successful supply chain services company. This partnership allows us to carry a more consistent assortment, improve in-stock levels of refrigerated and frozen merchandise, consolidate a fragmented network of regional wholesalers to one national wholesaler, and distribute tobacco products to our stores efficiently. McLane also distributes selected categories outside of refrigerated and frozen merchandise, providing flexibility to our distribution network for new items. McLane began delivering this broad assortment of merchandise to our stores beginning in September 2012.
During the first quarter of fiscal 2013, we opened 125 stores and closed 1 store for a net addition of 124 stores, compared with the opening of 101 stores and closing of 4 stores for a net addition of 97 stores during the first quarter of fiscal 2012. We plan to open approximately 500 new stores during fiscal 2013.
Leveraging our concept renewal efforts, enhanced merchandising and supply chain capabilities, a refreshed store technology platform, and a better trained and more productive workforce, we continue to deliver on our multi-year comprehensive renovation program intended to re-energize the Family Dollar brand. During the first quarter of fiscal 2013, we renovated, relocated or expanded 169 stores under this new format. We plan to renovate, relocate or expand approximately 850 stores in this new format in fiscal 2013. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams.
In today’s uncertain economic environment, value and convenience continues to resonate with consumers. Our strategy of providing customers with value and convenience continues to attract more customers with greater frequency. We continue to invest aggressively in the business to respond to the challenging macro-economic environment and customer demand. Over the prior two fiscal years, we executed significant, chain-wide expansions in key consumable categories. Additionally, in fiscal 2012 we added tobacco to our assortment in the majority of our stores and in the first quarter of fiscal 2013, McLane began delivering a broad assortment of merchandise to our stores. As a result, in the first quarter of fiscal 2013, our Consumables sales increased by 18.5% as compared to the first quarter of fiscal 2012. As a percentage of net sales, Consumables increased from 70.3% of net sales in the first quarter of fiscal 2012 to 73.9% of net sales in the first quarter of fiscal 2013. This acceleration of sales of lower-margin consumables, combined with softer sales of higher-margin discretionary items, has pressured gross profit, as a percentage of net sales, in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The investments we are making in global sourcing, private brands and price management capabilities have created favorable purchase markups that continue to help to offset some of the pressure created by the shift in sales mix to lower margin Consumables.

Results of Operations
Our results of operations for the first quarter of fiscal 2013 and the first quarter of fiscal 2012 are highlighted in the table below and discussed in the following paragraphs:

(in thousands)	November 24, 2012	% of Net Sales	November 26, 2011	% of Net Sales
Net sales	$2,421,688		$2,148,287
Cost and expenses:
Cost of sales	1,594,894	65.9%	1,390,715	64.7%
Selling, general and administrative	699,825	28.9%	627,585	29.2%
Cost of sales and operating expenses	2,294,719	94.8%	2,018,300	93.9%
Operating profit	126,969	5.2%	129,987	6.1%
Investment income	75	0.0%	234	0.0%
Interest expense	7,122	0.3%	6,712	0.3%
Other income	6,362	0.3%	4,923	0.2%
Income before income taxes	126,284	5.2%	128,432	6.0%
Income taxes	46,005	1.9%	48,082	2.2%
Net Income	$80,279	3.3%	$80,350	3.7%
Net Sales
Net sales increased 12.7% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The net sales increase in the first quarter of fiscal 2013 reflects an increase in comparable store sales of 6.6%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales include stores that have been open more than 13 months. Stores that have been renovated, relocated or expanded are included in the comparable store sales calculation to the extent that they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.
The 6.6% increase in comparable store sales in the first quarter of fiscal 2013 resulted from both an increase in customer traffic and higher average customer transaction values, as measured by the number of register transactions in comparable stores. Sales during the first quarter of fiscal 2013, on a comparable store basis, were strongest in the Consumables category.
The average number of stores in operation during the first quarter of fiscal 2013 was 6.1% higher than the average number of stores in operation during the first quarter of fiscal 2012. We had 7,566 stores in operation at the end of the first quarter of fiscal 2013 compared with 7,120 stores in operation at the end of the first quarter of fiscal 2012, representing an increase of 6.3%. As of November 24, 2012, we had, in the aggregate, approximately 54.2 million square feet of selling space compared to 50.8 million as of November 26, 2011.

Cost of Sales
Cost of sales increased 14.7% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 65.9% in the first quarter of fiscal 2013 and 64.7% in the first quarter of fiscal 2012. Cost of sales, as a percentage of net sales, was negatively impacted by the significant shift in sales mix to lower-margin consumable merchandise, higher markdowns, and an increase in inventory shrinkage. These pressures were partially offset by an increase in the markups on the sales of merchandise and lower freight expense. The growth in sales of lower-margin consumables (73.9% of net sales in the first quarter of fiscal 2013 compared with 70.3% of net sales in the first quarter of fiscal 2012) as well as the softness in sales of discretionary items continues to pressure cost of sales as a percentage of net sales. We continue to use markdowns in our stores to drive revenue growth in a challenging macro-economic environment as well as increase market share. Inventory shrinkage increased during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 as a result of increased activities in the stores including renovations and significant merchandise expansions in fiscal 2012. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, the expansion of our global sourcing efforts, and improved price management capabilities. The decrease in freight expense was a result of our changing business model as it relates to our newly formed relationship with McLane, which results in less merchandise being handled through our own distribution network.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased 11.5% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The increase in these expenses was due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.9% in the first quarter of fiscal 2013 and 29.2% in the first quarter of fiscal 2012. Most expenses in the first quarter of fiscal 2013 were leveraged as a result of a 6.6% increase in comparable store sales. In addition, SG&A expenses, as a percentage of net sales, were leveraged as a result of a decrease in store payroll costs (approximately 0.3% of net sales). These improvements were offset by increased insurance expense (approximately 0.4% of net sales) and an increase in marketing expense (approximately 0.1% of net sales) in fiscal 2013, as compared to fiscal 2012.
The decrease in store payroll costs was a result of the continued benefit from improvements implemented to re-engineer many of our core store processes, which has increased workforce productivity. Over the past several years, we have improved our risk management programs and managed worker's compensation and general liability claims better. As a result of positive trends in overall claim frequency and the cost of each claim, we have reduced our liabilities related to prior year claims, which lowered our overall insurance expense. In the first quarter of fiscal 2012, our insurance expense benefited from these reductions in our liabilities related to prior year claims. In the first quarter of fiscal 2013, we did not receive any benefit related to changes in prior year claim liabilities, which led to the increase in insurance expense, as a percentage of net sales. Our marketing expense increased as a percentage of net sales as we expanded our customer communications, leveraged various marketing vehicles and improved our marketing and promotional materials.
Investment Income
The change in investment income in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was not material.
Interest Expense
The change in interest expense in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was not material.
Other Income
The change in other income in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was not material.
Income Taxes
The effective tax rate was 36.4% for the first quarter of fiscal 2013 compared with 37.4% for the first quarter of fiscal 2012. The decrease in the effective tax rate was due primarily to foreign tax benefits associated with our global sourcing efforts and favorable resolution of uncertain state tax positions, partially offset by a decrease in federal jobs tax credits.
Liquidity and Capital Resources
General
We have consistently maintained a strong liquidity position. During the first quarter of fiscal 2013, our cash and cash equivalents increased $19.9 million. Our operating cash flows and credit facilities are sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. We have availability under our two credit facilities to borrow up to $700 million (less standby letters of credit needed for collateral for our insurance programs of $20.3 million) to supplement operating cash flows. During the first quarter of fiscal 2013, to help supplement our operating cash flows and to support the build of inventory for the holiday season and other growth initiatives, we borrowed a net amount of $194.0 million under the credit facilities. We expect to repay this outstanding balance during the second quarter of fiscal 2013. Working capital at the end of the first quarter of fiscal 2013 was $615.0 million compared to $508.6 million at the end of the first quarter of fiscal 2012. We believe operating cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations and growth initiatives.

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
As noted above, during the first quarter of fiscal 2013, we borrowed $598.0 million and re-paid $404.0 million under the credit facilities. Our borrowings during the first quarter of fiscal 2013 had a weighted-average interest rate of 1.5%. As of November 24, 2012, we had $209.0 million outstanding under the credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 24, 2012, we were in compliance with all such covenants.
Principal Payment
During the first quarter of fiscal 2013, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2013.

Restricted Cash and Investments
We have restricted cash and investments that serve as collateral for certain of our insurance obligations that are held at our wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of November 24, 2012, the Company held $55.2 million in this restricted account, of which $46.7 million was included in Restricted Cash and Investments and $8.5 million was included in Other Assets in the Consolidated Condensed Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.
Additionally, in conjunction with the sale-leaseback transactions completed during fiscal 2012, certain proceeds from the transactions were placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. We used these proceeds to purchase additional new stores and was required to do so within 180 days to realize the deferral. We held $34.2 million in this account as of November 24, 2012. These assets are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheet. Subsequent to the end of the first quarter, on November 28, 2012, the 180 day realization period expired for the Company to realize the deferral and the remaining proceeds of $23.3 million held in the escrow account were returned to the Company free of restrictions.

Fee Development Program

We occupy most of our stores under operating leases. As part of our new store growth strategy, we have created a Fee
Development Program (“Fee Development Program”), intended to provide us with a more cost effective means to finance the construction of new and relocated store locations. Previously, developers would use their own capital to fund the construction of the stores, which they would then lease to us. Under this program, we work with select developers to construct the sites using our own investment grade credit rating to achieve a lower all-in cost. Upon completion of construction we own the stores. We intend to continue to use sale-leaseback transactions as a source of capital, providing additional liquidity for the Fee Development Program. As a result, we expect to achieve a lower cost of occupancy when compared to the previous program. During the first quarter of fiscal 2013, we constructed stores at a cost of $90.3 million under this program.

Subsequent to the first quarter of 2013, we completed a sale-leaseback transaction under which we sold 126 stores to an unrelated third party, with net proceeds from the sales of approximately $162.4 million. We realized a gain of approximately $73.1 million on the sale of the store, which we will amortize over the initial lease term of 15 years. In conjunction with the transaction, $48.1 million of the net proceeds was placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. We intend to use these proceeds to purchase additional new stores and are required to do so within P180D days to realize the deferral. These proceeds will be classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheet in subsequent reporting periods.
Other Considerations
Our merchandise inventories at the end of the first quarter of fiscal 2013 were 22.3% higher than at the end of the first quarter of fiscal 2012. Average inventory per store at the end of the first quarter of fiscal 2013 was 15.1% higher than average inventory per store at the end of the first quarter of fiscal 2012. The increases were due primarily to the expansion of our assortment of consumables merchandise, including tobacco.

Capital expenditures for the first quarter of fiscal 2013 were $196.4 million compared with $130.9 million for the first quarter of fiscal 2012. The increase in capital expenditures during the first quarter of fiscal 2013 relate primarily to the expansion of our Fee Development Program. Capital expenditures for fiscal 2013 are expected to be between $600 and $650 million. The planned increase in capital expenditures in fiscal 2013 is primarily made up of continued investments in new stores, including expenditures related to our Fee Development Program; investments related to renovations, relocations and expansions; and the completion of the construction of our 11th distribution center. We plan to open approximately 500 new stores and renovate, relocate or expand approximately 850 stores in fiscal 2013.
In the first quarter of fiscal 2013 we opened 125 stores, closed 1 store, and renovated, relocated or expanded 169 stores. The renovations are part of our multi-year comprehensive store renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores, create more customer-focused assortments and layouts, and position more customer-centric teams. Store opening, closing, relocation, expansion, and renovation plans, as well as overall capital expenditure plans, are continually reviewed and may change.
During the first quarter of fiscal 2013, we purchased a total of 0.4 million shares of our common stock at a cost of $25.0 million, compared to 0.5 million shares at a cost of $27.4 million in the first quarter of fiscal 2012. On September 28, 2011, we announced that the Board of Directors authorized the Company to purchase up to $250 million of the Company’s outstanding common stock. As of the end of the first quarter of fiscal 2013, the Company had $120.8 million remaining under the current authorization.
The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.
In addition to the Restricted Cash and Investments noted in Note 4, our wholly-owned captive insurance subsidiary maintains additional balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of the first quarter of fiscal 2013, these cash and cash equivalents and investment securities balances (including Restricted Cash and Investments) were $5.6 million, and $89.7 million, respectively.
Cash Flows From Operating Activities
During the first quarter of fiscal 2013, we had a cash outflow from operating activities of $27.8 million compared to a cash outflow of $46.7 million in the first quarter of fiscal 2012. The change was due primarily to changes in accounts payable and accrued liabilities, offset partially by increases in merchandise inventories and prepayments and other current assets, all in the ordinary course of business.
Cash Flows From Investing Activities
During the first quarter of fiscal 2013, we had a cash outflow from investing activities of $152.3 million compared to a cash outflow of $74.4 million in the first quarter of fiscal 2012. The change was due primarily to an increase in capital expenditures. The increase in capital expenditures during the first quarter of fiscal 2013 relate primarily to the expansion of our Fee Development Program.
Cash Flows From Financing Activities
During the first quarter of fiscal 2013, we had a cash inflow from financing activities of $200.0 million compared to a cash inflow of $83.4 million during the first quarter of fiscal 2012. The increase was due primarily net proceeds from borrowings on our line of credit.
Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the first quarter of fiscal 2013, or which are expected to impact future periods, that were not already adopted and disclosed in prior periods.
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
There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for fiscal 2012.
Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, investment and financing plans, net sales, comparable store sales, cost of sales, selling, general and administrative (“SG&A”) expenses, earnings per diluted share, dividends and share repurchases; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I – Item 1A of our Annual Report on Form 10-K for fiscal 2012, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I – Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first quarter of fiscal 2013 and the first quarter of fiscal 2012, we did not incur any material interest expense related to our revolving credit facilities. As of November 24, 2012, we had $209.0 million outstanding on our revolving credit facilities. Our $516.4 million of current and long-term debt related to the Notes bears interest at fixed rates ranging from 5.00% to 5.41%.
We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of November 24, 2012, we had a $2.4 million unrealized loss ($1.5 million net of taxes) related to these investments. We do not expect to liquidate any ARSs going forward through the normal auction process. However, we do expect to be able to liquidate substantially all of its remaining ARS portfolio at par through issuer calls, refinancings, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Financial Statements included in this Report for more information.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of November 24, 2012. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 24, 2012.
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
There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for fiscal 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended November 24, 2012, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
September (8/26/12 - 9/29/12)	—	$—	—	2,198,259
October (9/30/12 - 10/27/12)	374,054	66.78	374,054	1,840,920
November (10/28/12 - 11/24/12)	—	—	—	1,722,744
Total	374,054	$66.78	374,054

(1)
On September 28, 2011, we announced that the Board of Directors authorized the purchase of up to $250 million of our outstanding common stock. There was $120.8 million remaining under this authorization as of November 24, 2012.

(2)	Remaining dollar amounts are converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.	Exhibits

(a)	Exhibits incorporated by reference:

3.1	Restated Certificate of Incorporation, dated November 8, 2006 (filed as Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2006).

3.2	Bylaws of Family Dollar Stores, Inc., as amended through March 2, 2011 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011).

4.1
Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on March 3, 2011).

4.2
Amendment No. 1, dated as of February 24, 2012, to the Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on February 24, 2012).

4.3
Amendment No. 2, dated as of November 16, 2012, to the Rights Agreement, dated as of March 2, 2011, as amended by Amendment No. 1, dated February 24, 2012, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC. (incorporated by reference to exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 16, 2012).

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended November 24, 2012, filed on January 3, 2013, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: January 3, 2013	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)