Form 10-Q
period 2013-03-02
FAMILY DOLLAR STORES INC
filed 2013-04-10
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 2, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 3, 2013
Common Stock, $0.10 par value	114,953,124 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	March 2, 2013	August 25, 2012
Assets
Current assets:
Cash and cash equivalents	$117,816	$92,333
Short-term investment securities	12,783	6,271
Restricted cash and investments	71,517	126,281
Merchandise inventories	1,533,954	1,426,163
Deferred income taxes	71,970	69,518
Income tax refund receivable	12,872	—
Prepayments and other current assets	129,767	47,604
Total current assets	1,950,679	1,768,170
Property and equipment, net	1,705,161	1,496,360
Investment securities	23,444	23,720
Other assets	92,698	84,815
Total assets	$3,771,982	$3,373,065
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$182,223	$15,000
Current portion of long-term debt	16,200	16,200
Accounts payable	736,238	674,202
Accrued liabilities	338,838	328,398
Income taxes	8,428	31,857
Total current liabilities	1,281,927	1,065,657
Long-term debt	500,199	516,320
Other liabilities	281,341	268,341
Deferred gain	218,245	156,866
Deferred income taxes	65,598	68,254
Commitments and contingencies (Note 8)
Shareholders’ equity (Note 6):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.10 par; authorized 600,000,000 shares; issued 119,951,954 shares at March 2, 2013, and 119,125,739 shares at August 25, 2012, and outstanding 114,952,909 shares at March 2, 2013, and 115,362,048 shares at August 25, 2012	11,995	11,913
Capital in excess of par	288,225	259,189
Retained earnings	1,406,262	1,234,384
Accumulated other comprehensive loss	(1,561)	(1,841)
Common stock held in treasury, at cost (4,999,045 shares at March 2, 2013, and 3,763,691 shares at August 25, 2012)	(280,249)	(206,018)
Total shareholders’ equity	1,424,672	1,297,627
Total liabilities and shareholders’ equity	$3,771,982	$3,373,065

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	14 Weeks Ended	13 Weeks Ended
(in thousands, except per share amounts)	March 2, 2013	February 25, 2012
Net sales	$2,893,997	$2,458,636
Cost and expenses:
Cost of sales	1,926,947	1,601,237
Selling, general and administrative	750,073	642,052
Cost of sales and operating expenses	2,677,020	2,243,289
Operating profit	216,977	215,347
Investment income	109	208
Interest expense	6,775	6,425
Other income	7,426	5,781
Income before income taxes	217,737	214,911
Income taxes	77,592	78,492
Net income	$140,145	$136,419
Net income per common share — basic	$1.21	$1.16
Weighted average shares — basic	115,455	117,528
Net income per common share — diluted	$1.21	$1.15
Weighted average shares — diluted	115,920	118,304
Dividends declared per common share	$0.21	$0.21
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	27 Weeks Ended	26 Weeks Ended
(in thousands, except per share amounts)	March 2, 2013	February 25, 2012
Net sales	$5,315,685	$4,606,923
Cost and expenses:
Cost of sales	3,521,841	2,991,952
Selling, general and administrative	1,449,898	1,269,635
Cost of sales and operating expenses	4,971,739	4,261,587
Operating profit	343,946	345,336
Investment income	184	442
Interest expense	13,897	13,137
Other income	13,788	10,702
Income before income taxes	344,021	343,343
Income taxes	123,597	126,574
Net income	$220,424	$216,769
Net income per common share — basic	$1.91	$1.84
Weighted average shares — basic	115,486	117,588
Net income per common share — diluted	$1.90	$1.83
Weighted average shares — diluted	116,057	118,447
Dividends declared per common share	$0.42	$0.39
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	14 Weeks Ended	13 Weeks Ended
(in thousands)	March 2, 2013	February 25, 2012
Net income	$140,145	$136,419
Other comprehensive income:
Unrealized gains on investment securities (net of taxes of $0.1 million and $0.6 million of income tax in the second quarter of fiscal 2013 and the second quarter of fiscal 2012, respectively)	227	1,056
Other	7	13
Other comprehensive income	234	1,069
Comprehensive income	$140,379	$137,488

	27 Weeks Ended	26 Weeks Ended
(in thousands)	March 2, 2013	February 25, 2012
Net income	$220,424	$216,769
Other comprehensive income:
Unrealized gains on investment securities (net of taxes of $0.1 million and $0.3 million of income tax in the first half of fiscal 2013 and the first half of fiscal 2012, respectively)	259	747
Other	21	27
Other comprehensive income	280	774
Comprehensive income	$220,704	$217,543
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	27 Weeks Ended	26 Weeks Ended
(in thousands)	March 2, 2013	February 25, 2012
Cash flows from operating activities:
Net income	$220,424	$216,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,973	99,957
Amortization of deferred gain	(6,971)	—
Deferred income taxes	7,465	21,936
Excess tax benefits from stock-based compensation	(12,891)	(10,776)
Stock-based compensation	9,436	9,705
Loss on disposition of property and equipment, including impairment	3,695	7,979
Changes in operating assets and liabilities:
Merchandise inventories	(107,791)	(68,940)
Prepayments and other current assets	(82,158)	(6,112)
Other assets	(1,125)	(3,286)
Accounts payable and accrued liabilities	12,421	(44,528)
Income taxes	(36,303)	(363)
Other liabilities	13,197	(5,846)
Net cash provided by operating activities	135,372	216,495

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(20,439)	(22,986)
Sales of restricted and unrestricted investment securities	14,000	79,259
Net change in restricted cash	48,405	—
Net proceeds from sale-leaseback	163,520	—
Capital expenditures	(409,735)	(236,268)
Proceeds from dispositions of property and equipment	908	393
Net cash used in investing activities	(203,341)	(179,602)

Cash flows from financing activities:
Short-term borrowings	1,150,223	251,300
Repayment of short-term borrowings	(983,000)	(251,300)
Repayment of long-term debt	(16,200)	(16,200)
Repurchases of common stock	(74,954)	(72,122)
Change in cash overdrafts	36,726	26,103
Proceeds from exercise of employee stock options	16,312	21,329
Excess tax benefits from stock-based compensation	12,891	10,776
Payment of dividends	(48,546)	(42,335)
Net cash provided by (used in) financing activities	93,452	(72,449)

Net change in cash and cash equivalents	25,483	(35,556)
Cash and cash equivalents at beginning of period	92,333	141,405
Cash and cash equivalents at end of period	$117,816	$105,849
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	General Information
In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 2, 2013; the results of operations for the 14 and 27 weeks ended March 2, 2013 (“second quarter and first half of fiscal 2013”), and 13 and 26 weeks ended February 25, 2012 (“second quarter and first half of fiscal 2012”); comprehensive income for the second quarter and first half of fiscal 2013 and second quarter and first half of fiscal 2012; and the cash flows for the first half of fiscal 2013 and first half of fiscal 2012. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2012 (“fiscal 2012”).
The results of operations for the second quarter and first half of fiscal 2013 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications of the amounts on the Consolidated Condensed Statements of Income for the second quarter and first half of fiscal 2012 have been made to conform to the presentation of the second quarter and first half of fiscal 2013. These reclassifications are not material.
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
Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Updated 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU will be effective for the Company beginning in the first quarter of fiscal 2014 and is not expected to have a material impact on the Company's Consolidated Financial Statements.
Update to Significant Accounting Policies
Treasury Stock
The Company accounts for treasury stock transactions under the cost method. For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock share count and total value. As a result, the average cost per share is re-averaged each time shares are acquired.
The Company periodically retires treasury shares that it acquires through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained Earnings and Capital in Excess of Par. The portion allocated to Capital in Excess of Par is determined by dividing the number of shares to be retired by the number of shares issued as of the retirement date. This ratio is applied to the balance of Capital in Excess of Par as of the retirement date.
Other Income
The Company classifies income earned on non-merchandise transactions, which primarily includes fees charged to customers when receiving cash back on debit card transactions, in a line item captioned Other Income below Operating Profit. These amounts were previously classified in Selling, General and Administrative Expenses.

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
The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of March 2, 2013, and August 25, 2012, for items that are required to be measured at fair value on a recurring basis:

	March 2, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$25,508	$25,508	$—	$—
Investment securities:
Auction rate securities	23,444	—	—	23,444
Short-term bond mutual fund	11,017	11,017	—	—
Equity securities	1,767	1,767	—	—
Restricted cash and investments: (1)
Money market funds	540	540	—	—
Municipal debt securities	54,987	—	54,987	—
Other assets:
Mutual funds (2)	19,112	19,112	—	—

	August 25, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,902	$18,902	$—	$—
Investment securities:
Auction rate securities	23,720	—	—	23,720
Short-term bond mutual fund	5,000	5,000	—	—
Equity securities	1,271	1,271	—	—
Restricted cash and investments: (1)
Municipal debt securities	55,303	—	55,303	—
Other assets:
Mutual funds (2)	17,903	17,903	—	—

(1)
As of March 2, 2013, restricted cash and investments of $40.1 million and $15.4 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Condensed Balance Sheets. As of August 25, 2012, restricted cash and investments of $45.9 million and $9.4 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Condensed Balance Sheets

(2)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the second quarter or first half of fiscal 2013 or the second quarter or first half of fiscal 2012.

Level 2 Inputs

The majority of the assets classified as Level 2 are valued using matrix pricing. The Company believes that while a majority of the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.
Auction Rate Securities

The Company's auction rate securities (“ARS”) are tax-exempt bonds that are collateralized by federally guaranteed student loans and are valued using Level 3 inputs. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). Due to the continued issues in the global credit and capital markets, specifically as it relates to the ARS market, the Company's ARS portfolio experienced sustained failed auctions. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of March 2, 2013, all of the Company’s $25.7 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature.

The Company does not currently expect to liquidate any ARSs going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining ARS portfolio at par through issuer calls, refinancings or upon maturity. The Company liquidated $0.2 million of auction rate securities during the second quarter and first half of fiscal 2013. As of March 2, 2013, all of the Company's ARS portfolio was subject to failed auctions and was classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity.
The Company had a temporary gross unrealized loss of $2.3 million ($1.5 million, net of taxes) with respect to its ARS portfolio as of March 2, 2013. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Balance Sheets. Because there is no active market for the Company’s ARS portfolio, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The two most significant unobservable inputs used in the analysis are the weighted average expected term to liquidate the securities and the illiquidity factor applied to the discount rate. The weighted average expected term assumption used in the analysis is based on the Company's estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis are based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, a factor was applied to the discount rates to reflect the illiquidity of the investments. These inputs used in the Company’s analysis are sensitive to market conditions and the Company's valuation of its ARS portfolio can change significantly based on the assumptions used. As of March 2, 2013, a 100 basis point increase or decrease in the illiquidity factor along with a 12-month increase or decrease in the weighted average term could result in a gross unrealized loss ranging from $1.5 million to $4.0 million.

The Company also evaluated each of its ARS for other-than-temporary impairment. The Company's evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company's ARS portfolio remains high and the securities had a weighted average parity ratio of 120.0% as of March 2, 2013. Based on these factors, the Company concluded that there was no other-than-temporary impairment as of March 2, 2013.
The following table summarizes the change in the fair value of the Company’s ARS portfolio measured using Level 3 inputs during the second quarter and first half of fiscal 2013 and the second quarter and first half of fiscal 2012:

	14 Weeks Ended	13 Weeks Ended
(in thousands)	March 2, 2013	February 25, 2012
Beginning Balance	$23,389	$94,543
Net unrealized gains (losses) included in other comprehensive income	105	972
Sales	(50)	(150)
Ending Balance	$23,444	$95,365

	27 Weeks Ended	26 Weeks Ended
(in thousands)	March 2, 2013	February 25, 2012
Beginning Balance	$23,720	$107,458
Net unrealized gains (losses) included in other comprehensive income	(126)	1,082
Sales	(150)	(13,175)
Ending Balance	$23,444	$95,365
Additional Fair Value Disclosures
The estimated fair value of the Company’s long-term debt was $559.5 million as of March 2, 2013, and $576.4 million as of August 25, 2012. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that are private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s long-term debt was greater than the carrying value of the debt by $43.1 million as of March 2, 2013, and $43.9 million as of August 25, 2012.

3.	Current and Long-Term Debt
Principal Payment
During the first half of fiscal 2013, the Company made a scheduled principal payment on its private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2013.
Short-term Borrowings
As of March 2, 2013, the Company had $182.2 million of short-term borrowings outstanding. During the first half of fiscal 2013, the Company had net borrowings of $167.2 million and an average daily outstanding balance of $104.3 million at an annualized weighted-average interest rate of 1.5% under its unsecured revolving credit facilities.
The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of March 2, 2013, the Company was in compliance with all such covenants. The Company's revolving credit facilities provide the capacity to borrow up to $700 million (less standby letters of credit needed for collateral for our insurance programs of $18.8 million).

4.	Restricted Cash and Investments
The Company has restricted cash and investments that serve as collateral for certain of the Company's insurance obligations. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of March 2, 2013, the Company held $55.5 million in this restricted account, of which $40.1 million was included in Restricted Cash and Investments and $15.4 million was included in Other Assets in the Consolidated Condensed Balance Sheet. As of August 25, 2012, the Company held $55.3 million in this restricted account, of which $45.9 million was included in Restricted Cash and Investments and $9.4 million was included in Other Assets in the Consolidated Condensed Balance Sheets. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

Additionally, in conjunction with the sale-leaseback transactions completed during the first half of fiscal 2013 and the second half of fiscal 2012, certain proceeds from the transactions were placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. The Company uses these proceeds to purchase additional new stores and is required to do so within 180 days of the closing of the transaction to realize the deferral. The Company held $31.4 million in this account as of March 2, 2013, and $80.4 million as of August 25, 2012. These assets are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheet.

5.	Sale-Leaseback Transactions

During the first half of fiscal 2013, the Company completed sale-leaseback transactions under which it sold 127 stores to unrelated third parties. Net proceeds from these sales were approximately $163.5 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchaser over an initial lease term of 15 years. The master leases for the 127 stores have an initial term of 15 years and four, five-year renewal options and provide for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties and considers the leases as normal leasebacks. Upon closing of the transactions the Company deferred a gain of approximately $73.2 million realized on the sale of the stores and will amortize the gain over the initial lease term.

Additionally, in conjunction with these transactions, $48.1 million of the net proceeds was placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. The Company intends to use these proceeds to purchase additional new stores and is required to do so within 180 days to realize the deferral, which expires in June 2013. These proceeds are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheets.

6.	Shareholders’ Equity
Stock Repurchases
During the first half of fiscal 2013, the Company purchased a total of 1.2 million shares of its common stock at a cost of $75.0 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to $250 million of the Company’s outstanding common stock. On January 17, 2013, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $300 million of the Company’s outstanding common stock. As of March 2, 2013, the Company had $370.8 million remaining under current share repurchase authorizations.
There is no expiration date related to the share repurchase authorizations. Shares purchased under share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.
Option Exercises
During the first half of fiscal 2013, a total of 0.6 million stock options with a weighted average exercise price of $26.50 were exercised. The total intrinsic value of the options exercised during the period was $25.4 million.
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
Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.5 million shares and 0.4 million shares for the second quarter and first half ended March 2, 2013, respectively, and 0.5 million shares and 0.4 million shares for the second quarter and first half ended February 25, 2012, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.
The following table sets forth the computation of basic and diluted net income per common share:

	14 Weeks Ended	13 Weeks Ended	27 Weeks Ended	26 Weeks Ended
(in thousands, except per share amounts)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Basic Net Income Per Share:
Net income	$140,145	$136,419	$220,424	$216,769
Weighted average number of shares outstanding	115,455	117,528	115,486	117,588
Net income per common share — basic	$1.21	$1.16	$1.91	$1.84
Diluted Net Income Per Share:
Net income	$140,145	$136,419	$220,424	$216,769
Weighted average number of shares outstanding	115,455	117,528	115,486	117,588
Effect of dilutive securities — stock options	247	469	339	524
Effect of dilutive securities — performance share rights	218	307	232	335
Weighted average shares — diluted	115,920	118,304	116,057	118,447
Net income per common share — diluted	$1.21	$1.15	$1.90	$1.83

8.	Litigation

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

The Multi-District Litigation

Many of the cases asserting claims under the FLSA were consolidated in a Multi-District Litigation (“MDL”) proceeding pending in the Western District of North Carolina, Charlotte Division (the “N.C. Federal Court”). There are presently eleven cases in the MDL proceeding in which plaintiffs are asserting individual, class and/or collective action status. In total, following certain dismissals and summary dispositions, 31 individually named plaintiffs currently have cases pending in the MDL proceeding.

In two of the cases, Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc., the N.C. Federal Court determined that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA was appropriate. The N.C. Federal Court also granted summary judgment against Irene Grace on the merits of her misclassification claim under the FLSA. The plaintiffs appealed certain rulings of the N.C. Federal Court to the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”). On March 22, 2011, the Fourth Circuit affirmed the N.C. Federal Court's decision finding that Ms. Grace was exempt from overtime compensation under the FLSA. The Fourth Circuit did not address class certification, finding the issue was moot given that the claims had been dismissed on the merits.

In addition to the Grace decision, the N.C. Federal Court has repeatedly ruled in favor of the Company and granted summary judgment, finding that the plaintiffs were properly classified as exempt from overtime pay. Thirty-eight individuals have filed notices of appeal of these dismissals to the Fourth Circuit. The parties have preliminarily resolved all of these appeals and the potential settlement amount is not material.

The N.C. Federal Court dismissed all of the putative class action cases in the MDL that were based solely on state law, and transferred them to the appropriate state jurisdiction (see below).

State Law Class Actions

The Company is a defendant in seven class action lawsuits in seven states alleging that store managers should be non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, attorneys' fees and court costs. The states and cases are:

•
Colorado - Julie Farley v. Family Dollar Stores of Colorado, Inc., was filed on February 7, 2012, in the United States District Court for the District of Colorado seeking unpaid overtime for a class of current and former Colorado store managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Colorado law. The parties have completed discovery. On February 11, 2013, the Court granted the Company's motion to dismiss state common law claims. On March 21, 2013, the Court granted plaintiffs' motion for class certification.

•
Connecticut - Cook, et al. v. Family Dollar Stores of Connecticut, Inc., was filed on October 5, 2011, in the Superior Court of the State of Connecticut seeking unpaid overtime pay for a class of current and former Connecticut store managers whom plaintiffs claim are not properly classified as exempt from overtime under Connecticut law. The plaintiffs have filed a motion seeking class certification. A hearing was held on the class certification motion on January 7, 2013, and on March 18, 2013, the Court entered its order denying plaintiff's motion for class certification. The Company has filed for summary judgment seeking dismissal of one of the named plaintiffs. A hearing was held on the dismissal motion on March 4, 2013, and a ruling is pending.

•
Kentucky - Barker v. Family Dollar, Inc., was filed on February 17, 2010, in Circuit Court in Jefferson County, Kentucky seeking unpaid overtime, compensation for unpaid breaks and for seventh day work under Kentucky law for a class of current and former Kentucky store managers. The Company removed this matter to the United States District Court for the Western District of Kentucky. The parties filed cross-motions for summary judgment. On October 25, 2012, the district court granted the Company's motion for summary judgment and denied the plaintiffs' motion. On November 26, 2012, plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The parties have preliminarily resolved the case and the potential settlement amount is not material.

•
Missouri - Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., was filed on January 26, 2010, seeking unpaid overtime for a class of current and former Missouri store managers who presently reside in Missouri and whom plaintiffs claim are not properly classified as exempt from overtime under Missouri law. This matter is pending in the Circuit Court of Jackson County, Missouri (the “Jackson County Circuit Court”). On May 10, 2011, the Jackson County Circuit Court certified the class under Missouri law. The parties are engaged in a merits discovery. The trial is set to begin in November 2013. The parties are currently involved in an ongoing mediation.

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

•
New York - Youngblood, et al. v. Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009. Rancharan was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was transferred to the Southern District of New York where the case has been consolidated with Youngblood. The parties have a preliminary agreement to resolve this matter for a maximum payment of $14 million. The Court preliminarily approved the settlement on January 28, 2013. A final Fairness Hearing to approve the final settlement is set for May 23, 2013. The Company believes the liability recorded associated with this action is appropriate based on its estimate of the most likely payout under the preliminary settlement agreement.

•
Pennsylvania - Itterly v. Family Dollar Stores, Inc., which was formerly pending in the N.C. Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. In Itterly, plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania store managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. The Company has filed a motion for summary judgment seeking dismissal of Itterly's claims in their entirety, which is pending before the court.

In general, the Company continues to believe that its store managers relevant to this litigation are “exempt” employees under the FLSA and have been and are being properly compensated under both federal and state laws. The Company further believes that these actions are not appropriate for collective or class action treatment. The Company intends to vigorously defend the claims in these actions. No assurances can be given that the Company will be successful in the defense of these actions, on the merits or otherwise. The Company cannot reasonably estimate the possible loss or range of loss that may result from these actions with exception of the preliminary settlement of the Barker and Rancharan/Youngblood cases, as described above.

Gender Pay Litigation

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama, captioned Scott, et al. v. Family Dollar Stores, Inc., alleging discriminatory pay practices with respect to the Company's female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all current and former female store managers. The plaintiffs seek recovery of back pay, compensatory and punitive damages, recovery of attorneys' fees and equitable relief. The case was transferred to the N.C. Federal Court. On January 13, 2012, the N.C. Federal Court denied class certification. The plaintiffs appealed this decision to the Fourth Circuit. Oral arguments are scheduled for May 14, 2013.

At this time, it is not possible to predict whether the Fourth Circuit will affirm the N.C. Federal Court's decision to deny class certification. Although the Company intends to vigorously defend the action, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. For these reasons, the Company is unable to estimate any potential loss or range of loss. The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any potential resolution of some or all of the plaintiffs' claims.

Securities Litigation

The Company and three of its officers are defendants in the case Pipefitters Local No 636 Defined Benefit Pension Fund, Individually and on Behalf of All Others Similarly Situated v. Family Dollar Stores, Inc., Howard R. Levine, Mary A. Winston and Michael Bloom, which was filed on February 21, 2013, in the United States District Court for the Western District of North Carolina. The Complaint alleges that defendants violated the Securities Exchange Act of 1934 and Rule 10b-5 by making false and misleading statements and omissions in SEC filings, press releases, and other public statements regarding sales demand, profitability, and financial results. The Complaint is pled as a class action. The purported class includes certain purchasers of Family Dollar common stock between October 3, 2012, and January 2, 2013 and seeks monetary damages on behalf of the purported class.

While the Company intends to vigorously defend itself and the officers named in the Complaint, no assurances can be given that the Company will be successful in the defense on the merits or otherwise. The Company has tendered the matter to its Directors and Officers (D&O) liability carrier for coverage under its D&O policy.

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

9.	Segment Information
The Company operates a chain of more than 7,600 general merchandise retail discount stores in 45 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by ten distribution centers and one Store Support Center. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia and Europe. The foreign operations are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	14 Weeks Ended	13 Weeks Ended	27 Weeks Ended	26 Weeks Ended
(in thousands)	March 2, 2013	February 25, 2012	March 2, 2013	February 25, 2012
Classes of similar Products:
Consumables	$2,011,502	$1,588,242	$3,800,784	$3,097,778
Home Products	322,229	326,885	564,565	572,885
Apparel and Accessories	206,889	205,933	384,916	392,147
Seasonal and Electronics	353,377	337,576	565,420	544,113
Net sales	$2,893,997	$2,458,636	$5,315,685	$4,606,923
The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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
The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the 14-week period ended March 2, 2013, and the 13-week period ended February 25, 2012 (“second quarter of fiscal 2013” and “second quarter of fiscal 2012”, respectively), and the 27-week period ended March 2, 2013, and the 26-week period ended February 25, 2012 ("first half of fiscal 2013" and "first half of fiscal 2012", respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 25, 2012 (“fiscal 2012”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2012. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2012.
Executive Overview
We operate a chain of more than 7,600 general merchandise retail discount stores in 45 states, providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.
During the first half of fiscal 2013, as compared with the first half of fiscal 2012, our net sales increased 15.4% to $5.3 billion, our net income increased 1.7% to $220.4 million, and our diluted net income per common share increased 3.8% to $1.90 per share. Comparable store sales (stores open more than 13 months) for the first half of fiscal 2013 increased 4.5% compared with the first half of fiscal 2012. During the second quarter of fiscal 2013, as compared with the second quarter of fiscal 2012, our net sales increased 17.7% to $2.9 billion, our net income increased 2.7% to $140.1 million, and our diluted net income per common share increased 5.2% to $1.21 per share. Comparable store sales (stores open more than 13 months) for the second quarter of fiscal 2013 increased 2.9% compared with the second quarter of fiscal 2012. Consistent with the National Retail Federation Calendar, the second quarter and first half of fiscal 2013 included an extra week. The additional week accounted for approximately $189 million in sales and $0.07 earnings per diluted share for both the second quarter and the first half of fiscal 2013.
Our results during the second quarter and first half of fiscal 2013 were driven primarily by our sales performance, particularly in the Consumables category. Many of the initiatives we launched over the past several years continue to deliver results, including the expansion of our global sourcing efforts, increased investment in our private brands assortment, our multi-year comprehensive store renovation program, and the expansion of our key consumables categories, including tobacco. During fiscal 2013, we remain focused on increasing our relevancy with customers, delivering profitable sales growth, and strengthening our value and convenience proposition. Additionally, in fiscal 2012, we formed a six-year, exclusive partnership with McLane Company, Inc. ("McLane"), a highly successful supply chain services company. This partnership allows us to carry a more consistent assortment, improve in-stock levels of refrigerated and frozen merchandise, consolidate a fragmented network of regional wholesalers to one national wholesaler, and distribute tobacco products to our stores efficiently. McLane also distributes selected categories outside of refrigerated and frozen merchandise, providing flexibility to our distribution network for new items. McLane began delivering this broad assortment of merchandise to our stores in September 2012.
During the first half of fiscal 2013, we opened 251 stores and closed 18 stores for a net addition of 233 stores, compared with the opening of 184 stores and closing of 36 stores for a net addition of 148 stores during the first half of fiscal 2012. During the second quarter of fiscal 2013, we opened 126 stores and closed 17 stores for a net addition of 109 stores, compared with the opening of 83 stores and closing of 32 stores for a net addition of 51 stores during the second quarter of fiscal 2012. We plan to open approximately 500 new stores during fiscal 2013.
Leveraging our concept renewal efforts, enhanced merchandising and supply chain capabilities, a refreshed store technology platform, and a better trained and more productive workforce, we continue to deliver on our multi-year comprehensive renovation program intended to re-energize the Family Dollar brand. During the first half of fiscal 2013, we renovated, relocated or expanded 328 stores under this new format. During the second quarter of fiscal 2013, we renovated, relocated or expanded 159 stores under this new format. We plan to renovate, relocate or expand approximately 850 stores in this new format in fiscal 2013. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams.
In today’s uncertain economic environment, we continue to invest aggressively in our business, and our strategy of providing customers with value and convenience continues to attract more customers with greater frequency. During the second quarter of fiscal 2013, our customers faced increased financial pressures including delays in tax refunds, increased payroll taxes, and volatility in gasoline prices.

Over the prior two fiscal years, to provide our customers with value and convenience and respond to customer demand, we executed significant, chain-wide expansions in key consumable categories. Additionally, in fiscal 2012 we added tobacco to our assortment in the majority of our stores and in the first quarter of fiscal 2013, McLane began delivering a broad assortment of merchandise to our stores. As a result, in the first half and second quarter of fiscal 2013, our Consumables sales increased by 22.7% and 26.6%, respectively, as compared to the first half and second quarter of fiscal 2012. In the first half and second quarter of fiscal 2013, Consumables increased to 71.5% and 69.5% of net sales, respectively, from 67.2% and 64.6% in the first half and second quarter of fiscal 2012, respectively. This acceleration of sales of lower-margin Consumables, combined with softer sales of higher-margin discretionary items, has pressured gross profit, as a percentage of net sales, in the first half and second quarter of fiscal 2013 as compared to the first half and second quarter of fiscal 2012. The investments we are making in global sourcing, private brands and price management capabilities have created favorable purchase markups that continue to help to offset some of the pressure created by the shift in sales mix to lower margin Consumables.
Results of Operations
Second Quarter Results
Our results of operations for the second quarter of fiscal 2013 and the second quarter of fiscal 2012 are highlighted in the table below and discussed in the following paragraphs:

	14 Weeks Ended		13 Weeks Ended
(in thousands)	March 2, 2013	% of Net Sales	February 25, 2012	% of Net Sales
Net sales	$2,893,997		$2,458,636
Cost and expenses:
Cost of sales	1,926,947	66.6%	1,601,237	65.1%
Selling, general and administrative	750,073	25.9%	642,052	26.1%
Cost of sales and operating expenses	2,677,020	92.5%	2,243,289	91.2%
Operating profit	216,977	7.5%	215,347	8.8%
Investment income	109	0.0%	208	0.0%
Interest expense	6,775	0.2%	6,425	0.3%
Other income	7,426	0.3%	5,781	0.2%
Income before income taxes	217,737	7.5%	214,911	8.7%
Income taxes	77,592	2.7%	78,492	3.2%
Net Income	$140,145	4.8%	$136,419	5.5%
Net Sales
Net sales increased 17.7% in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  Consistent with the National Retail Federation Calendar, the second quarter of fiscal 2013 includes an extra week. The additional week accounted for approximately $189 million in sales, or approximately 7.7% of the sales increase. Additionally, the net sales increase in the second quarter of fiscal 2013 reflects an increase in comparable store sales of 2.9%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales growth describes the change in net sales in any period for stores that are considered comparable to the prior period. Comparable store sales include net sales at stores that have been open more than 13 months. A store becomes comparable the first calendar week it has sales after 13 months of being opened. Stores that have been renovated, relocated, or expanded are included in the comparable store sales calculation to the extent they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.
The 2.9% increase in comparable store sales (for the 14 weeks ended March 2, 2013, as compared to the 14 weeks ended March 3, 2012), resulted from both an increase in customer traffic and higher average customer transaction values, as measured by the number of register transactions in comparable stores. Sales during the second quarter of fiscal 2013, on a comparable store basis, were strongest in the Consumables category.
The average number of stores in operation during the second quarter of fiscal 2013 was 6.7% higher than the average number of stores in operation during the second quarter of fiscal 2012. We had 7,675 stores in operation at the end of the second quarter of fiscal 2013 compared with 7,171 stores in operation at the end of the second quarter of fiscal 2012, representing an increase of 7.0%. As of March 2, 2013, we had, in the aggregate, approximately 55.0 million square feet of selling space compared to 51.2 million as of February 25, 2012.

Cost of Sales
Cost of sales increased 20.3% in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The increase was due primarily to additional sales volume and the additional week during the second quarter of fiscal 2013. Cost of sales, as a percentage of net sales, was 66.6% in the second quarter of fiscal 2013 and 65.1% in the second quarter of fiscal 2012. Cost of sales, as a percentage of net sales, was negatively impacted by the significant shift in sales mix to lower-margin consumable merchandise and an increase in inventory shrinkage. These pressures were partially offset by lower freight expense and an increase in the markups on the sales of merchandise.
The growth in sales of lower-margin consumables (69.5% of net sales in the second quarter of fiscal 2013 compared with 64.6% of net sales in the second quarter of fiscal 2012) as well as the softness in sales of discretionary items continues to pressure cost of sales as a percentage of net sales. Inventory shrinkage increased during the second quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 as a result of increased activities in the stores including renovations and significant merchandise expansions in fiscal 2012 as well as increased inventory levels in our stores. The decrease in freight expense was a result of changes in our supply chain as it relates to our newly formed relationship with McLane, which results in less merchandise being handled through our own distribution network. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, the expansion of our global sourcing efforts, and improved price management capabilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased 16.8% in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The increase in these expenses was due in part to additional sales volume, additional costs arising from the continued growth in the number of stores in operation, and the extra week during the second quarter of fiscal 2013. SG&A expenses, as a percentage of net sales, were 25.9% in the second quarter of fiscal 2013 and 26.1% in the second quarter of fiscal 2012. Most expenses in the second quarter of fiscal 2013 were leveraged as a result of a 2.9% increase in comparable store sales. In addition, SG&A expenses, as a percentage of net sales, were leveraged as a result of lower non-store payroll costs, including incentive compensation expense (approximately 0.3% of net sales), in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. These improvements were partially offset by increased marketing expense (approximately 0.2% of net sales) in the second quarter of fiscal 2013, as compared to the second quarter of fiscal 2012.
Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. Our marketing expense increased as a percentage of net sales as we expanded our customer communications, leveraged various marketing vehicles and enhanced our marketing and promotional materials in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.
Investment Income
The change in investment income in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was not material.
Interest Expense
The change in interest expense in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was not material.
Other Income
The change in other income in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was not material.
Income Taxes
The effective tax rate was 35.6% for the second quarter of fiscal 2013 compared with 36.5% for the second quarter of fiscal 2012. The decrease in the effective tax rate was due primarily to an increase in federal jobs tax credits and foreign tax benefits associated with our global sourcing efforts.

Year-to-date Results
Our results of operations for the first half of fiscal 2013 and the first half of fiscal 2012 are highlighted in the table below and discussed in the following paragraphs:

	27 Weeks Ended		26 Weeks Ended
(in thousands)	March 2, 2013	% of Net Sales	February 25, 2012	% of Net Sales
Net sales	$5,315,685		$4,606,923
Cost and expenses:
Cost of sales	3,521,841	66.3%	2,991,952	64.9%
Selling, general and administrative	1,449,898	27.3%	1,269,635	27.6%
Cost of sales and operating expenses	4,971,739	93.5%	4,261,587	92.5%
Operating profit	343,946	6.5%	345,336	7.5%
Investment income	184	0.0%	442	0.0%
Interest expense	13,897	0.3%	13,137	0.3%
Other income	13,788	0.3%	10,702	0.2%
Income before income taxes	344,021	6.5%	343,343	7.5%
Income taxes	123,597	2.3%	126,574	2.7%
Net Income	$220,424	4.1%	$216,769	4.7%
Net Sales
Net sales increased 15.4% in the first half of fiscal 2013 compared to the first half of fiscal 2012. Consistent with the National Retail Federation Calendar, the second quarter of fiscal 2013 includes an extra week. The additional week accounted for approximately $189 million in sales, or approximately 4.1% of the sales increase. Additionally, the net sales increase in the first half of fiscal 2013 reflects an increase in comparable store sales of 4.5%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program.
The 4.5% increase in comparable store sales (for the 27 weeks ended March 2, 2013, as compared to the 27 weeks ended March 3, 2012), resulted from both an increase in customer traffic and higher average customer transaction values, as measured by the number of register transactions in comparable stores. Sales during the first half of fiscal 2013, on a comparable store basis, were strongest in the Consumables category.
The average number of stores in operation during the first half of fiscal 2013 was 6.4% higher than the average number of stores in operation during the first half of fiscal 2012.

Cost of Sales
Cost of sales increased 17.7% in the first half of fiscal 2013 compared to the first half of fiscal 2012. The increase was due primarily to additional sales volume and the additional week during the first half of fiscal 2013. Cost of sales, as a percentage of net sales, was 66.3% in the first half of fiscal 2013 and 64.9% in the first half of fiscal 2012. Cost of sales, as a percentage of net sales, was negatively impacted by the significant shift in sales mix to lower-margin consumable merchandise, higher markdowns, and an increase in inventory shrinkage. These pressures were partially offset by lower freight expense and an increase in the markups on the sales of merchandise.
The growth in sales of lower-margin consumables (71.5% of net sales in the first half of fiscal 2013 compared with 67.2% of net sales in the first half of fiscal 2012) as well as the softness in sales of discretionary items continues to pressure cost of sales as a percentage of net sales. We continue to use markdowns in our stores to drive revenue growth in a challenging macro-economic environment as well as increase market share. Inventory shrinkage increased during the first half of fiscal 2013 as compared to the first half of fiscal 2012 as a result of increased activities in the stores including renovations and significant merchandise expansions in fiscal 2012 as well as increased inventory levels. The decrease in freight expense was a result of changes in our supply chain as it relates to our newly formed relationship with McLane, which results in less merchandise being handled through our own distribution network. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, the expansion of our global sourcing efforts, and improved price management capabilities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased 14.2% in the first half of fiscal 2013 compared to the first half of fiscal 2012. The increase in these expenses was due in part to additional sales volume, additional costs arising from the continued growth in the number of stores in operation, and the extra week during the first half of fiscal 2013. SG&A expenses, as a percentage of net sales, were 27.3% in the first half of fiscal 2013 and 27.6% in the first half of fiscal 2012. Most expenses in the first half of fiscal 2013 were leveraged as a result of a 4.5% increase in comparable store sales. In addition, SG&A expenses, as a percentage of net sales, were leveraged as a result of a decrease in non-store payroll costs, including incentive compensation expense (approximately 0.2% of net sales) and a decrease in store payroll costs (approximately 0.2% of net sales), in the first half of fiscal 2013 compared to the first half of fiscal 2012. These improvements were offset by increased insurance expense (approximately 0.2% of net sales) and an increase in marketing expense (approximately 0.2% of net sales) in fiscal 2013, as compared to fiscal 2012.
Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in the first half of fiscal 2013 as compared to the first half of fiscal 2012. The decrease in store payroll costs was a result of the continued benefit from improvements implemented to re-engineer many of our core store processes, which has increased workforce productivity. Over the past several years, we have improved our risk management programs and managed worker's compensation and general liability claims better. As a result of positive trends in overall claim frequency and the cost of each claim, we have reduced our liabilities related to prior year claims, which lowered our overall insurance expense. In the first half of fiscal 2012, our insurance expense benefited from these reductions in our liabilities related to prior year claims. While we continued to see reductions in our liabilities related to prior year claims in the first half of fiscal 2013, we did not receive as much of a benefit as compared to the first half of fiscal 2012, which led to the increase in insurance expense, as a percentage of net sales. Our marketing expense increased as a percentage of net sales as we expanded our customer communications, leveraged various marketing vehicles and enhanced our marketing and promotional materials.
Investment Income
The change in investment income in the first half of fiscal 2013 compared to the first half of fiscal 2012 was not material.
Interest Expense
The change in interest expense in the first half of fiscal 2013 compared to the first half of fiscal 2012 was not material.
Other Income
The change in other income in the first half of fiscal 2013 compared to the first half of fiscal 2012 was not material.
Income Taxes
The effective tax rate was 35.9% for the first half of fiscal 2013 compared with 36.9% for the first half of fiscal 2012. The decrease in the effective tax rate was due primarily to foreign tax benefits associated with our global sourcing efforts and a decrease in liabilities for uncertain tax positions.
Liquidity and Capital Resources
General
We have consistently maintained a strong liquidity position. During the first half of fiscal 2013, our cash and cash equivalents increased $25.5 million. Our operating cash flows and credit facilities are sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. We have availability under our two credit facilities to borrow up to $700 million (less standby letters of credit needed for collateral for our insurance programs of $18.8 million) to supplement operating cash flows. During the first half of fiscal 2013, to help supplement our operating cash flows and to support the build of inventory for the holiday season and other growth initiatives, we borrowed a net amount of $167.2 million under short-term borrowing facilities. Working capital at the end of the first half of fiscal 2013 was $668.8 million compared to $519.4 million at the end of the first half of fiscal 2012. We believe operating cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations and growth initiatives.

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
As of March 2, 2013, we had the capacity to borrow an additional $513.2 million under our credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of March 2, 2013, we were in compliance with all such covenants.
Short-term Borrowings
As of March 2, 2013, the Company had $182.2 million of short-term borrowings outstanding. During the first half of fiscal 2013, the Company had net borrowings of $167.2 million and an average daily outstanding balance of $104.3 million at an annualized weighted-average interest rate of 1.5% under its unsecured revolving credit facilities.
Principal Payment
During the first quarter of fiscal 2013, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2013.

Restricted Cash and Investments
We have restricted cash and investments that serve as collateral for certain of our insurance obligations that are held at our wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of March 2, 2013, the Company held $55.5 million in this restricted account, of which $40.1 million was included in Restricted Cash and Investments and $15.4 million was included in Other Assets in the Consolidated Condensed Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.
Additionally, in conjunction with the sale-leaseback transactions completed during the first half of fiscal 2013, $48.1 million of the net proceeds were placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. We intend to use these proceeds to purchase additional new stores and are required to do so within 180 days to realize the deferral. We held $31.4 million in this account as of March 2, 2013. These assets are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheets.

Fee Development Program

We occupy most of our stores under operating leases. As part of our new store growth strategy, we have created a Fee
Development Program (“Fee Development Program”), intended to provide us with a more cost effective means to finance the construction of new and relocated store locations.

Under the Company's previous model for opening newly constructed stores, once a viable store site was located, a developer would acquire the land and construct a store. Store construction was funded by the developer through construction loans. Upon completion of the construction, the store would be leased to the Company. The total construction cost of the store, and ultimate lease cost to the Company, would be impacted by the developer's construction and financing costs. Under the Fee Development Program, once a viable store site is located, the Company acquires the land and funds the construction with its own capital and pays the developer a fee for its work on the project. This program results in a lower total construction cost of the store because the Company's weighted average borrowing rate, based on its investment grade credit rating, is lower than interest rates on construction loans its developers could obtain. Under this program, the Company owns the store throughout the construction phase and upon completion of construction.

As the Company's current real estate strategy is to not own store locations, the Company has used, and intends to continue to use, sale-leaseback transactions to sell the stores it owns as a result of the Fee Development Program and concurrently lease them back. By completing sale-leaseback transactions, the Company monetizes the value of the stores it sells. The Company then intends to re-invest the proceeds into the Fee Development Program to construct more stores. During the first half of fiscal 2013, we constructed stores at a cost of $171.8 million under this program.

During the first half of fiscal 2013, we completed sale-leaseback transactions under which we sold 127 stores to unrelated third parties, with net proceeds from the sales of approximately $163.5 million. We realized a gain of approximately

$73.2 million on the sale of the stores, which we deferred and will amortize over the initial lease term of 15 years. In conjunction with the transaction, $48.1 million of the net proceeds was placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. We intend to use these proceeds to purchase additional new stores and are required to do so within 180 days to realize the deferral, which expires in June 2013. The remaining proceeds are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheets.
Other Considerations
Our merchandise inventories at the end of the first half of fiscal 2013 were 25.4% higher than at the end of the first half of fiscal 2012. Average inventory per store at the end of the first half of fiscal 2013 was 17.1% higher than average inventory per store at the end of the first half of fiscal 2012. The increases were due primarily to the expansion of our assortment of consumables merchandise, including tobacco. We expect the growth in inventory to stabilize in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, as we cycle the significant expansion of merchandise we executed in the third quarter of fiscal 2012.

Capital expenditures for the first half of fiscal 2013 were $409.7 million compared with $263.3 million in the first half of fiscal 2012. During the first half of fiscal 2013, the Company spent $219.7 million on new store locations (including $153.2 million for stores constructed under the Fee Development Program), $69.5 million on renovated, relocated or expanded stores (including $18.6 million for stores constructed under the Fee Development Program), and $51.6 million on supply-chain projects (including partial construction of the Company's 11th distribution center). The increase in gross property and equipment, before depreciation, does not directly correspond with capital expenditures due to the significant amount of assets sold under sale-leaseback transactions.

During the first half of fiscal 2012, the Company spent $69.7 million on new store locations (including $28.7 million for stores constructed under the Fee Development Program), $65.2 million on renovated, relocated or expanded stores (including $2.9 million for stores constructed under the Fee Development Program), and $51.2 million on supply-chain projects (including the construction of the Company's 10th distribution center).

Capital expenditures for fiscal 2013 are expected to be between $650 and $700 million. The planned increase in capital expenditures in fiscal 2013 is primarily made up of continued investments in new stores, including expenditures related to our Fee Development Program; investments related to renovations, relocations and expansions; and the completion of the construction of our 11th distribution center. We plan to open approximately 500 new stores and renovate, relocate or expand approximately 850 stores in fiscal 2013.

In the first half of fiscal 2013 we opened 251 stores, closed 18 stores, and renovated, relocated or expanded 328 stores. The renovations are part of our multi-year comprehensive store renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores, create more customer-focused assortments and layouts, and position more customer-centric teams. Store opening, closing, relocation, expansion, and renovation plans, as well as overall capital expenditure plans, are continually reviewed and may change.
During the first half of fiscal 2013, we purchased a total of 1.2 million shares of our common stock at a cost of $75.0 million, compared to 1.3 million shares at a cost of $72.1 million in the first half of fiscal 2012. On September 28, 2011, we announced that the Board of Directors authorized the Company to purchase up to $250 million of the Company’s outstanding common stock. On January 17, 2013, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $300 million of the Company’s outstanding common stock. As of March 2, 2013, the Company had $372.6 million remaining under current authorizations.
The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.
In addition to the Restricted Cash and Investments noted in Note 4, our wholly-owned captive insurance subsidiary maintains additional balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of the first half of fiscal 2013, these cash and cash equivalents and investment securities balances (including Restricted Cash and Investments) were $10.0 million, and $92.1 million, respectively.
Cash Flows From Operating Activities

During the first half of fiscal 2013, we had a cash inflow from operating activities of $135.4 million compared to a cash inflow of $216.5 million in the first half of fiscal 2012. The change was due primarily to increases in prepayments and other current assets, changes in income taxes payable and increases in merchandise inventories, offset by changes in accounts payable and accrued liabilities and other liabilities, all in the ordinary course of business.
Cash Flows From Investing Activities
During the first half of fiscal 2013, we had a cash outflow from investing activities of $203.3 million compared to a cash outflow of $179.6 million in the first half of fiscal 2012. The change was due primarily to an increase in capital expenditures, offset partially by proceeds from sale-leaseback transactions. The increase in capital expenditures during the first half of fiscal 2013 was due primarily to the expansion of our Fee Development Program.
Cash Flows From Financing Activities
During the first half of fiscal 2013, we had a cash inflow from financing activities of $93.5 million compared to a cash outflow of $72.4 million during the first half of fiscal 2012. The change was due primarily to net proceeds from short-term borrowings.
Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Updated 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU will be effective for the Company beginning in the first quarter of fiscal 2014 and is not expected to have a material impact on our Consolidated Financial Statements.
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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first half of fiscal 2013 and the first half of fiscal 2012, we did not incur any material interest expense related to our revolving credit facilities. As of March 2, 2013, we had $182.2 million of short-term borrowings outstanding. Our $516.4 million of current and long-term debt related to the $250 million of unsecured senior notes due September 27, 2015 and the $300 million of unsecured senior notes due February 1, 2021 bear interest at fixed rates ranging from 5.00% to 5.41%.
We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of March 2, 2013, we had a $2.3 million unrealized loss ($1.5 million net of taxes) related to these investments. We do not expect to liquidate any ARSs going forward through the normal auction process. However, we do expect to be able to liquidate substantially all of our remaining ARS portfolio at par through issuer calls, refinancings or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Financial Statements included in this Report for more information.

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
We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 2, 2013. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 2, 2013.
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
The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 2, 2013, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
December (11/25/12 - 12/29/12)	—	$—	—	1,926,067
January (12/30/12 - 2/2/13)	743,430	57.14	743,430	6,744,209
February (2/3/13 - 3/2/13)	130,800	57.28	130,800	6,347,953
Total	874,230	$57.16	874,230

(1)
On September 28, 2011, we announced that the Board of Directors authorized the purchase of up to $250 million of our outstanding common stock. On January 17, 2013, we announced that the Board of Directors authorized the purchase of up to $300 million of the Company’s outstanding common stock. As of March 2, 2013, the Company had $370.8 million remaining under current authorizations.

(2)	Remaining dollar amounts are converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.	Exhibits

(a) Exhibits incorporated by reference:

10.3	*	Family Dollar Stores, Inc. Employee Stock Purchase Plan (filed as Appendix B to Amendment No. 1 to the Company's Definitive Proxy Statement, filed with the SEC on December 21, 2012).

10.4	*	Employment Agreement dated December 28, 2012, between the Company and Howard R. Levine (filed as Exhibit 10.1 to the Company's Report on Form 8-K filed with the SEC on January 3, 2013).

*		Exhibit represents a management contract or compensatory plan

(b) Exhibits filed herewith:

10.1
First Amendment dated as of February 20, 2013, to the $300 Million Credit Agreement dated August 17, 2011, by and among Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto

10.2
Second Amendment dated as of February 20, 2013, to the $400 Million Credit Agreement dated November 17, 2010, by and among Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter and first half ended March 2, 2013, filed on April 10, 2013, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: April 10, 2013	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)