Form 10-Q
period 2013-06-01
FAMILY DOLLAR STORES INC
filed 2013-07-10
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 1, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding June 28, 2013
Common Stock, $0.10 par value	114,999,865 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	June 1, 2013	August 25, 2012
Assets
Current assets:
Cash and cash equivalents	$123,462	$92,333
Short-term investment securities	26,665	6,271
Restricted cash and investments	57,897	126,281
Merchandise inventories	1,474,410	1,426,163
Deferred income taxes	71,305	69,518
Income tax refund receivable	4,294	—
Prepayments and other current assets	143,881	47,604
Total current assets	1,901,914	1,768,170
Property and equipment, net	1,832,178	1,496,360
Investment securities	23,366	23,720
Other assets	92,946	84,815
Total assets	$3,850,404	$3,373,065
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$219,000	$15,000
Current portion of long-term debt	16,200	16,200
Accounts payable	680,118	674,202
Accrued liabilities	351,422	328,398
Income taxes	8,429	31,857
Total current liabilities	1,275,169	1,065,657
Long-term debt	500,237	516,320
Other liabilities	283,442	268,341
Deferred gain	214,179	156,866
Deferred income taxes	56,233	68,254
Commitments and contingencies (Note 8)
Shareholders’ equity (Note 6):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $0.10 par; authorized 600,000,000 shares; issued 119,998,535 shares at June 1, 2013, and 119,125,739 shares at August 25, 2012, and outstanding 114,999,490 shares at June 1, 2013, and 115,362,048 shares at August 25, 2012	12,000	11,913
Capital in excess of par	293,523	259,189
Retained earnings	1,497,311	1,234,384
Accumulated other comprehensive loss	(1,441)	(1,841)
Common stock held in treasury, at cost (4,999,045 shares at June 1, 2013, and 3,763,691 shares at August 25, 2012)	(280,249)	(206,018)
Total shareholders’ equity	1,521,144	1,297,627
Total liabilities and shareholders’ equity	$3,850,404	$3,373,065

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	June 1, 2013	May 26, 2012
Net sales	$2,573,506	$2,359,957
Cost and expenses:
Cost of sales	1,681,048	1,514,684
Selling, general and administrative	704,038	652,014
Cost of sales and operating expenses	2,385,086	2,166,698
Operating profit	188,420	193,259
Investment income	91	274
Interest expense	6,071	5,635
Other income	7,196	6,147
Income before income taxes	189,636	194,045
Income taxes	68,698	69,505
Net income	$120,938	$124,540
Net income per common share — basic	$1.05	$1.07
Weighted average shares — basic	114,977	116,815
Net income per common share — diluted	$1.05	$1.06
Weighted average shares — diluted	115,478	117,633
Dividends declared per common share	$0.26	$0.21
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	40 Weeks Ended	39 Weeks Ended
(in thousands, except per share amounts)	June 1, 2013	May 26, 2012
Net sales	$7,889,191	$6,966,880
Cost and expenses:
Cost of sales	5,202,889	4,506,636
Selling, general and administrative	2,153,936	1,921,647
Cost of sales and operating expenses	7,356,825	6,428,283
Operating profit	532,366	538,597
Investment income	275	716
Interest expense	19,968	18,772
Other income	20,984	16,847
Income before income taxes	533,657	537,388
Income taxes	192,295	196,079
Net income	$341,362	$341,309
Net income per common share — basic	$2.96	$2.91
Weighted average shares — basic	115,321	117,331
Net income per common share — diluted	$2.95	$2.89
Weighted average shares — diluted	115,869	118,176
Dividends declared per common share	$0.68	$0.60
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
(in thousands)	June 1, 2013	May 26, 2012
Net income	$120,938	$124,540
Other comprehensive income:
Unrealized gains on investment securities (net of taxes of $0.1 million and $1.1 million of income tax in the third quarter of fiscal 2013 and the third quarter of fiscal 2012, respectively)	89	1,874
Other	30	4
Other comprehensive income	119	1,878
Comprehensive income	$121,057	$126,418

	40 Weeks Ended	39 Weeks Ended
(in thousands)	June 1, 2013	May 26, 2012
Net income	$341,362	$341,309
Other comprehensive income:
Unrealized gains on investment securities (net of taxes of $0.2 million and $1.5 million of income tax in the first three quarters of fiscal 2013 and the first three quarters of fiscal 2012, respectively)	348	2,621
Other	52	32
Other comprehensive income	400	2,653
Comprehensive income	$341,762	$343,962
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	40 Weeks Ended	39 Weeks Ended
(in thousands)	June 1, 2013	May 26, 2012
Cash flows from operating activities:
Net income	$341,362	$341,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,895	153,482
Amortization of deferred gain	(11,037)	(352)
Deferred income taxes	(682)	3,336
Excess tax benefits from stock-based compensation	(13,360)	(12,234)
Stock-based compensation	13,015	14,033
Loss on disposition of property and equipment, including impairment	5,018	10,331
Changes in operating assets and liabilities:
Merchandise inventories	(48,247)	(232,720)
Prepayments and other current assets	(96,249)	27,308
Other assets	(1,877)	(1,242)
Accounts payable and accrued liabilities	(26,889)	(72,275)
Income taxes	(27,723)	30,637
Other liabilities	15,125	(7,766)
Net cash provided by operating activities	325,351	253,847

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(43,475)	(92,559)
Sales of restricted and unrestricted investment securities	22,638	217,017
Net change in restricted cash	63,161	(90,930)
Net proceeds from sale-leaseback	163,520	177,552
Capital expenditures	(599,685)	(391,418)
Proceeds from dispositions of property and equipment	2,780	739
Net cash used in investing activities	(391,061)	(179,599)

Cash flows from financing activities:
Short-term borrowings	1,753,000	306,300
Repayment of short-term borrowings	(1,549,000)	(306,300)
Repayment of long-term debt	(16,200)	(16,200)
Repurchases of common stock	(74,954)	(91,573)
Change in cash overdrafts	31,495	43,016
Proceeds from exercise of employee stock options	17,572	24,620
Excess tax benefits from stock-based compensation	13,360	12,234
Payment of dividends	(78,434)	(66,849)
Net cash provided by (used in) financing activities	96,839	(94,752)

Net change in cash and cash equivalents	31,129	(20,504)
Cash and cash equivalents at beginning of period	92,333	141,405
Cash and cash equivalents at end of period	$123,462	$120,901
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	General Information
In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 1, 2013; the results of operations for the 13 and 40 weeks ended June 1, 2013 (“third quarter and first three quarters of fiscal 2013”), and the 13 and 39 weeks ended May 26, 2012 ("third quarter and first three quarters of fiscal 2012”); comprehensive income for the third quarter and first three quarters of fiscal 2013 and third quarter and first three quarters of fiscal 2012; and the cash flows for the first three quarters of fiscal 2013 and first three quarters of fiscal 2012. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2012 (“fiscal 2012”).
The results of operations for the third quarter and first three quarters of fiscal 2013 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications of the amounts on the Consolidated Condensed Statements of Income for the third quarter and first three quarters of fiscal 2012 and on the Consolidated Condensed Statements of Cash Flows for the first three quarters of fiscal 2012 have been made to conform to the presentation of the third quarter and first three quarters of fiscal 2013. These reclassifications are not material.
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
Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU will be effective for the Company beginning in the first quarter of fiscal 2014 and is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of June 1, 2013, and August 25, 2012, for items that are required to be measured at fair value on a recurring basis:

	June 1, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$790	$790	$—	$—
Investment securities:
Auction rate securities	23,366	—	—	23,366
Short-term bond mutual fund	11,000	11,000	—	—
Variable rate demand notes	15,665	15,665	—	—
Restricted cash and investments: (1)
Money market funds	367	367	—	—
Municipal debt securities	55,272	—	55,272	—
Other assets:
Mutual funds (2)	19,906	19,906	—	—

	August 25, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,902	$18,902	$—	$—
Investment securities:
Auction rate securities	23,720	—	—	23,720
Short-term bond mutual fund	5,000	5,000	—	—
Equity securities	1,271	1,271	—	—
Restricted cash and investments: (1)
Municipal debt securities	55,303	—	55,303	—
Other assets:
Mutual funds (2)	17,903	17,903	—	—

(1)
As of June 1, 2013, restricted cash and investments of $41.1 million and $14.5 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Condensed Balance Sheets. As of August 25, 2012, restricted cash and investments of $45.9 million and $9.4 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Condensed Balance Sheets

(2)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the third quarter or first three quarters of fiscal 2013 or the third quarter or first three quarters of fiscal 2012.

Level 2 Inputs

All assets classified as Level 2 are valued using matrix pricing. The Company believes that while the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.
Auction Rate Securities

The Company's auction rate securities (“ARS”) are tax-exempt bonds that are collateralized by federally guaranteed student loans and are valued using Level 3 inputs. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). Due to the continued issues in the global credit and capital markets, specifically as it relates to the ARS market, the Company's ARS portfolio experienced sustained failed auctions. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of June 1, 2013, all of the Company’s $25.7 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature.

The Company does not currently expect to liquidate any ARSs going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining ARS portfolio at par through issuer calls, refinancings or upon maturity. The Company liquidated $0.1 million of auction rate securities during the third quarter of fiscal 2013 and $0.2 million during the first three quarters of fiscal 2013. As of June 1, 2013, all of the Company's ARS portfolio was subject to failed auctions and was classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity.
The Company had a temporary gross unrealized loss of $2.3 million ($1.5 million, net of taxes) with respect to its ARS portfolio as of June 1, 2013. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Balance Sheets. Because there is no active market for the Company’s ARS portfolio, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The two most significant unobservable inputs used in the analysis are the weighted average expected term to liquidate the securities and the illiquidity factor applied to the discount rate. The weighted average expected term assumption used in the analysis is based on the Company's estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis are based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, a factor was applied to the discount rates to reflect the illiquidity of the investments. These inputs used in the Company’s analysis are sensitive to market conditions and the Company's valuation of its ARS portfolio can change significantly based on the assumptions used. As of June 1, 2013, a 100 basis point increase or decrease in the illiquidity factor along with a 12-month increase or decrease in the weighted average term could result in a gross unrealized loss ranging from $1.5 million to $4.0 million.

The Company also evaluated each of its ARS for other-than-temporary impairment. The Company's evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company's ARS portfolio remains high and the securities had a weighted average parity ratio of 122.2% as of June 1, 2013. Based on these factors, the Company concluded that there was no other-than-temporary impairment as of June 1, 2013.
The following table summarizes the change in the fair value of the Company’s ARS portfolio measured using Level 3 inputs during the third quarter and first three quarters of fiscal 2013 and the third quarter and first three quarters of fiscal 2012:

	13 Weeks Ended	13 Weeks Ended
(in thousands)	June 1, 2013	May 26, 2012
Beginning Balance	$23,444	$95,365
Net unrealized gains (losses) included in other comprehensive income	(28)	3,173
Sales	(50)	(37,650)
Ending Balance	$23,366	$60,888

	40 Weeks Ended	39 Weeks Ended
(in thousands)	June 1, 2013	May 26, 2012
Beginning Balance	$23,720	$107,458
Net unrealized gains (losses) included in other comprehensive income	(154)	4,255
Sales	(200)	(50,825)
Ending Balance	$23,366	$60,888
Additional Fair Value Disclosures
The estimated fair value of the Company’s long-term debt was $554.8 million as of June 1, 2013, and $576.4 million as of August 25, 2012. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that are private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s long-term debt was greater than the carrying value of the debt by $38.4 million as of June 1, 2013, and $43.9 million as of August 25, 2012.

3.	Current and Long-Term Debt
Principal Payment
During the first three quarters of fiscal 2013, the Company made a scheduled principal payment on its private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2013.
Short-term Borrowings
As of June 1, 2013, the Company had $219.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities. During the first three quarters of fiscal 2013, the Company had net borrowings of $204.0 million and an average daily outstanding balance of $134.8 million at an annualized weighted-average interest rate of 1.5% under its unsecured revolving credit facilities.
The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of June 1, 2013, the Company was in compliance with all such covenants. The Company's revolving credit facilities provide the capacity to borrow up to $700 million (less standby letters of credit needed for collateral for its insurance programs of $18.8 million).

4.	Restricted Cash and Investments
The Company has restricted cash and investments that serve as collateral for certain of the Company's insurance obligations. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of June 1, 2013, the Company held $55.6 million in this restricted account, of which $41.1 million was included in Restricted Cash and Investments and $14.5 million was included in Other Assets in the Consolidated Condensed Balance Sheet. As of August 25, 2012, the Company held $55.3 million in this restricted account, of which $45.9 million was included in Restricted Cash and

Investments and $9.4 million was included in Other Assets in the Consolidated Condensed Balance Sheets. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.
Additionally, in conjunction with the sale-leaseback transactions completed during the first three quarters of fiscal 2013 and the second half of fiscal 2012, certain proceeds from the transactions were placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. The Company uses these proceeds to purchase additional new stores and is required to do so within 180 days of the closing of the transaction to realize the deferral. The Company held $16.8 million in this account as of June 1, 2013, and $80.4 million as of August 25, 2012. These assets are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheet. Subsequent to the end of the quarter, on June 12, 2013, the 180-day deferral period expired, and the $16.4 million of remaining funds are now available for general operating needs. The loss of deferral benefit due to the expiration of the 180-day period was not material.

5.	Sale-Leaseback Transactions

During the first three quarters of fiscal 2013, the Company completed sale-leaseback transactions under which it sold 127 stores to unrelated third parties. Net proceeds from these sales were approximately $163.5 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchaser over an initial lease term of 15 years. The master leases for the 127 stores have an initial term of 15 years, four, five-year renewal options and provide for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties and considers the leases as normal leasebacks under ASC 840. Upon closing of the transactions the Company deferred a gain of approximately $73.2 million realized on the sale of the stores and will amortize the gain over the initial lease term.

Additionally, in conjunction with these transactions, $48.1 million of the net proceeds was placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. Refer to Footnote 4 for more detail about these funds.

6.	Shareholders’ Equity
Stock Repurchases
During the first three quarters of fiscal 2013, the Company purchased a total of 1.2 million shares of its common stock at a cost of $75.0 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to $250 million of the Company’s outstanding common stock. On January 17, 2013, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $300 million of the Company’s outstanding common stock. As of June 1, 2013, the Company had $370.8 million remaining under current share repurchase authorizations.
There is no expiration date related to the share repurchase authorizations. Shares purchased under share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.
Option Exercises
During the first three quarters of fiscal 2013, a total of 0.7 million stock options with a weighted average exercise price of $26.54 were exercised. The total intrinsic value of the options exercised during the period was $27.0 million.
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

Dividends
During the first three quarters of fiscal 2013, the Company paid cash dividends of $0.68 per share for a total of $78.4 million.

7.	Earnings Per Share
Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.5 million shares and 0.5 million shares for the third quarter and first three quarters ended June 1, 2013, respectively, and 0.1 million shares and 0.3 million shares for the third quarter and first three quarters ended May 26, 2012, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.
The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended		40 Weeks Ended	39 Weeks Ended
(in thousands, except per share amounts)	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Basic Net Income Per Share:
Net income	$120,938	$124,540	$341,362	$341,309
Weighted average number of shares outstanding	114,977	116,815	115,321	117,331
Net income per common share — basic	$1.05	$1.07	$2.96	$2.91
Diluted Net Income Per Share:
Net income	$120,938	$124,540	$341,362	$341,309
Weighted average number of shares outstanding	114,977	116,815	115,321	117,331
Effect of dilutive securities — stock options	245	511	308	519
Effect of dilutive securities — performance share rights	256	307	240	326
Weighted average shares — diluted	115,478	117,633	115,869	118,176
Net income per common share — diluted	$1.05	$1.06	$2.95	$2.89

8.	Litigation

The Company is engaged in a number of legal proceedings. The matters discussed below, if decided adversely to the Company, or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition, liquidity or results of operations.

Wage and Hour Class Actions

Since 2004, certain individuals who held the position of store manager for the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying them as “exempt” employees who are not entitled to overtime compensation. Certain plaintiffs have also sought to proceed as collective actions under the FLSA or as class actions under state laws. Plaintiffs seek recovery of overtime pay, liquidated damages, attorneys' fees and court costs.

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

In addition to the Grace decision, the N.C. Federal Court has repeatedly ruled in favor of the Company and has granted summary judgment against 41 of the plaintiffs, finding that the plaintiffs were properly classified as exempt from overtime pay. Thirty-eight individuals have filed notices of appeal of these dismissals to the Fourth Circuit. The parties have preliminarily resolved all of the cases that were appealed and the potential settlement amount is not material.

The N.C. Federal Court dismissed all of the putative class action cases in the MDL that were based solely on state law, and transferred them to the appropriate state jurisdiction (see below).

State Law Class Actions

The Company is currently a defendant in six class action lawsuits alleging that store managers should be classified as non-exempt employees under various state laws. During the first three quarters of fiscal 2013, two of the state cases listed below (Connecticut and Kentucky) were denied class certification or settled. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, attorneys' fees and court costs. The states and cases are:

•
Colorado - Julie Farley v. Family Dollar Stores of Colorado, Inc., was filed on February 7, 2012, in the United States District Court for the District of Colorado seeking unpaid overtime for a class of current and former Colorado store managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Colorado law. The parties have completed discovery. On February 11, 2013, the Court granted the Company's motion to dismiss certain of the state common law claims. On March 21, 2013, the Court granted plaintiffs' motion for class certification. Notice is being sent to the putative Colorado class.

•
Connecticut - Cook, et al. v. Family Dollar Stores of Connecticut, Inc., was filed on October 5, 2011, in the Superior Court of the State of Connecticut seeking unpaid overtime pay for a class of current and former Connecticut store managers whom plaintiffs claim are not properly classified as exempt from overtime under Connecticut law. The plaintiffs filed a motion seeking class certification. A hearing was held on the class certification motion on January 7, 2013, and on March 18, 2013, the Court entered its order denying plaintiff's motion for class certification.

•
Kentucky - Barker v. Family Dollar, Inc., was filed on February 17, 2010, in Circuit Court in Jefferson County, Kentucky seeking unpaid overtime, compensation for unpaid breaks and for seventh day work under Kentucky law for a class of current and former Kentucky store managers. The Company removed this matter to the United States District Court for the Western District of Kentucky. The parties filed cross-motions for summary judgment. On October 25, 2012, the district court granted the Company's motion for summary judgment and denied the plaintiffs' motion. On November 26, 2012, plaintiffs filed a notice of appeal to the Sixth Circuit Court of Appeals. The parties have resolved the case and the settlement amount paid was not material.

•
Massachusetts - Premo v. Family Dollar Stores of Mass, Inc. was filed in the Worcester County Massachusetts Superior Court on April 26, 2013, seeking unpaid overtime for a class of current and former Massachusetts store managers. Family Dollar removed the matter to United States District Court for Massachusetts on May 28, 2013. The Company filed an answer denying all liability on June 4, 2013.

•
Missouri - Twila Walters et. al. v. Family Dollar Stores of Missouri, Inc., was filed on January 26, 2010, seeking unpaid overtime for a class of current and former Missouri store managers who presently reside in Missouri and whom plaintiffs claim are not properly classified as exempt from overtime under Missouri law. This matter is pending in the Circuit Court of Jackson County, Missouri (the “Jackson County Circuit Court”). On May 10, 2011, the Jackson County Circuit Court certified the class under Missouri law. The parties are engaged in merits discovery. The trial is set to begin in November 2013. The parties are currently engaged in a mediation process.

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

•
New York - Youngblood, et al. v. Family Dollar Stores of New York, Inc. et al., was filed in the United States District Court for the Southern District of New York on April 2, 2009. Rancharan v. Family Dollar Stores, Inc., was filed in the Supreme Court of the State of New York, Queens County on March 4, 2009. Rancharan was removed to the United States District Court for the Eastern District of New York on May 6, 2009, and was transferred to the Southern District of New York where the case has been consolidated with Youngblood. The parties reached agreement to resolve this matter for a maximum payment of $14 million. The Court entered final approval of the settlement agreement on June 10, 2013. The Company believes the liability recorded associated with this action is appropriate based on the payout under the settlement agreement.

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

In general, the Company continues to believe that its store managers relevant to this litigation are “exempt” employees under the FLSA and have been and are being properly compensated under both federal and state laws. The Company further believes that these actions are not appropriate for collective or class action treatment. The Company intends to vigorously defend the claims in these actions. No assurances can be given that the Company will be successful in the defense of these actions, on the merits or otherwise. The Company cannot reasonably estimate the possible loss or range of loss that may result from these actions with exception of the settlement of the Rancharan/Youngblood case, as described above.

Gender Pay Litigation

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama, captioned Scott, et al. v. Family Dollar Stores, Inc., alleging discriminatory pay practices with respect to the Company's female store managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all current and former female store managers. The plaintiffs seek recovery of back pay, compensatory and punitive damages, recovery of attorneys' fees and equitable relief. The case was transferred to the N.C. Federal Court. On January 13, 2012, the N.C. Federal Court denied class certification. The plaintiffs appealed this decision to the Fourth Circuit. Oral arguments took place on May 14, 2013.

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

Securities Litigation

The Company and three of its officers are defendants in the case Pipefitters Local No 636 Defined Benefit Pension Fund, Individually and on Behalf of All Others Similarly Situated v. Family Dollar Stores, Inc., Howard R. Levine, Mary A. Winston and Michael Bloom, which was filed on February 21, 2013, in the United States District Court for the Western District of North Carolina. On June 24, 2013, the plaintiff voluntarily dismissed the complaint, and as a result, the case is now concluded. The Company made no payments to the plaintiff.

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
The Company operates a chain of more than 7,800 general merchandise retail discount stores in 45 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by ten distribution centers and one Store Support Center. All of the stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia and Europe. The foreign operations solely support domestic operations and are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended		40 Weeks Ended	39 Weeks Ended
(in thousands)	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Classes of similar Products:
Consumables	$1,866,714	$1,626,004	$5,667,499	$4,723,782
Home Products	264,268	270,015	828,833	842,900
Apparel and Accessories	206,523	226,783	591,439	618,930
Seasonal and Electronics	236,001	237,155	801,420	781,268
Net sales	$2,573,506	$2,359,957	$7,889,191	$6,966,880
The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
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
The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the 13-week periods ended June 1, 2013, and May 26, 2012 (“third quarter of fiscal 2013” and “third quarter of fiscal 2012”, respectively), and the 40-week period ended June 1, 2013, and the 39-week period ended May 26, 2012 ("first three quarters of fiscal 2013" and "first three quarters of fiscal 2012", respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 25, 2012 (“fiscal 2012”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2012. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2012.
Executive Overview
We operate a chain of more than 7,800 general merchandise retail discount stores in 45 states, providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We classify the combination of Home Products, Apparel and Accessories, and Seasonal and Electronics as "Discretionary." We sell merchandise at prices that generally range from less than $1 to $10.
The current macro-economic environment continues to impact our financial results. During the third quarter of fiscal 2013, our customers continued to face increased financial pressures, including continued high unemployment rates, increased payroll taxes, and volatility in gasoline prices. As a result of these pressures, our customers are spending more on items they need and less on more discretionary purchases, which continues to pressure our profitability. During this challenging macro-economic environment, we continue to invest aggressively in our business and execute on our strategy of providing customers with value and convenience, which has continued to attract more customers with greater frequency. However, the challenges faced by our customers have resulted in a difficult operating environment.
During the first three quarters of fiscal 2013, as compared with the first three quarters of fiscal 2012, our net sales increased 13.2% to $7.9 billion, our net income remained flat at $341.4 million, and our diluted net income per common share increased 2.1% to $2.95 per share. Comparable store sales (stores open more than 13 months) for the first three quarters of fiscal 2013 increased 4.0% compared with the first three quarters of fiscal 2012. Consistent with the National Retail Federation Calendar, the first three quarters of fiscal 2013 included an extra week as compared to the first three quarters of fiscal 2012. The additional week accounted for approximately $189 million in sales and $0.07 earnings per diluted share for the first three quarters of fiscal 2013.
During the third quarter of fiscal 2013, as compared with the third quarter of fiscal 2012, our net sales increased 9.0% to $2.6 billion, our net income decreased 2.9% to $120.9 million, and our diluted net income per common share decreased 0.9% to $1.05 per share. Comparable store sales (stores open more than 13 months) for the third quarter of fiscal 2013 increased 2.9% compared with the third quarter of fiscal 2012.
Our results during the third quarter and first three quarters of fiscal 2013 were driven primarily by our sales performance, particularly in the Consumables category. Due to the sustaining financial pressures faced by our customers, Discretionary sales have continued to be softer than anticipated. Many of the initiatives we launched over the past several years continue to deliver results in the face of these financial pressures, including the expansion of our global sourcing efforts, increased investment in our private brands assortment, our multi-year comprehensive store renovation program, and the expansion of our key consumables categories, including tobacco. During fiscal 2013, we remain focused on increasing our relevancy with customers, delivering sales growth, and strengthening our value and convenience proposition.
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
Leveraging our concept renewal efforts, enhanced merchandising and supply chain capabilities, a refreshed store technology platform, and a better trained and more productive workforce, we continue to deliver on our multi-year comprehensive renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams. During the first three quarters of fiscal 2013, we renovated, relocated or expanded 556 stores under this new format. During the third quarter of fiscal 2013, we renovated, relocated or expanded 228 stores under this new format. We plan to have renovated, relocated or expanded a total of approximately 850 stores in this new format in fiscal 2013.
During the first three quarters of fiscal 2013, we opened 380 stores and closed 21 stores for a net addition of 359 stores, compared with the opening of 287 stores and closing of 43 stores for a net addition of 244 stores during the first three quarters of fiscal 2012. During the third quarter of fiscal 2013, we opened 129 stores and closed 3 stores for a net addition of 126 stores, compared with the opening of 103 stores and closing of 7 stores for a net addition of 96 stores during the third quarter of fiscal 2012. We plan to have opened a total of approximately 500 new stores during fiscal 2013.
Over the prior two fiscal years, we executed significant, chain-wide expansions in key consumable categories to provide our customers with value and convenience and respond to customer demand. Additionally, in fiscal 2012 we added tobacco to our assortment in a majority of our stores, and in the first quarter of fiscal 2013, McLane began delivering a broader assortment of merchandise to our stores. As a result, in the third quarter and first three quarters of fiscal 2013, our Consumables sales increased by 14.8% and 20.0%, respectively, as compared to the third quarter and first three quarters of fiscal 2012. In the third quarter and first three quarters of fiscal 2013, Consumables increased to 72.5% and 71.8% of net sales, respectively, from 68.9% and 67.8% of net sales in the third quarter and first three quarters of fiscal 2012, respectively. This acceleration of sales of lower-margin Consumables, combined with softer sales of higher-margin Discretionary items, has pressured gross profit, as a percentage of net sales, in the third quarter and first three quarters of fiscal 2013 as compared to the third quarter and first three quarters of fiscal 2012. The investments we are making in global sourcing, private brands and price management capabilities have created favorable purchase markups that continue to help offset some of the pressure created by the shift in sales mix to lower margin Consumables.
Results of Operations
Third Quarter Results
Our results of operations for the third quarter of fiscal 2013 and the third quarter of fiscal 2012 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended
(in thousands)	June 1, 2013	% of Net Sales*	May 26, 2012	% of Net Sales*
Net sales	$2,573,506		$2,359,957
Cost and expenses:
Cost of sales	1,681,048	65.3%	1,514,684	64.2%
Selling, general and administrative	704,038	27.4%	652,014	27.6%
Cost of sales and operating expenses	2,385,086	92.7%	2,166,698	91.8%
Operating profit	188,420	7.3%	193,259	8.2%
Investment income	91	0.0%	274	0.0%
Interest expense	6,071	0.2%	5,635	0.2%
Other income	7,196	0.3%	6,147	0.3%
Income before income taxes	189,636	7.4%	194,045	8.2%
Income taxes	68,698	2.7%	69,505	2.9%
Net Income	$120,938	4.7%	$124,540	5.3%
*Percentages are rounded
Net Sales
Net sales increased 9.0% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The net sales increase in the third quarter of fiscal 2013 reflects an increase in comparable store sales of 2.9%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program. Comparable store sales growth describes the change in net sales in any period for stores that are considered comparable to the prior period. Comparable store sales include net sales at stores that have been open more than 13 months. A store becomes comparable the first calendar week it has sales after 13 months of being opened. Stores that have been renovated, relocated, or expanded are included in the comparable store sales calculation to the extent they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.
The 2.9% increase in comparable store sales resulted from both an increase in the higher average customer transaction values, as measured by the number of register transactions in comparable stores and increased customer traffic. Sales during the third quarter of fiscal 2013, on a comparable store basis, were strongest in the Consumables category.
The average number of stores in operation during the third quarter of fiscal 2013 was 7.2% higher than the average number of stores in operation during the third quarter of fiscal 2012. We had 7,801 stores in operation at the end of the third quarter of fiscal 2013 compared with 7,267 stores in operation at the end of the third quarter of fiscal 2012, representing an increase of 7.3%. As of June 1, 2013, we had, in the aggregate, approximately 56.0 million square feet of selling space compared to 51.9 million square feet as of May 26, 2012.

Cost of Sales
Cost of sales increased 11.0% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Cost of sales, as a percentage of net sales, was 65.3% in the third quarter of fiscal 2013 and 64.2% in the third quarter of fiscal 2012. Cost of sales, as a percentage of net sales, was negatively impacted by the significant shift in sales mix to lower-margin consumable merchandise, an increase in inventory shrinkage, and an increase in markdowns. These pressures were partially offset by an increase in markups on the merchandise sales and lower freight expense.
The strong growth in sales of lower-margin Consumables (72.5% of net sales in the third quarter of fiscal 2013 compared with 68.9% of net sales in the third quarter of fiscal 2012) as well as the softness in sales of Discretionary items continue to pressure cost of sales as a percentage of net sales. While our inventory levels were lower on a per store basis at the end of the the third quarter of fiscal 2013, as compared to the end of the third quarter of fiscal 2012, the average inventory balance in our stores was higher throughout fiscal 2013, as compared to fiscal 2012, as a result of the significant merchandise expansions completed in the back half of fiscal 2012. Primarily as a result of the increased average inventory levels throughout fiscal 2013, inventory shrinkage increased during the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. We continue to use markdowns to drive revenue growth in a challenging macro-economic environment and to increase market share. In addition, we have increased our markdowns as we continue to refine our assortment of Consumables merchandise. We have made significant efforts to manage the inventory levels in our Discretionary items through the reduction of merchandise receipts and taking appropriate in-season markdowns to manage our risk exposure. We continue to focus on improving our purchase markups through our improved price management capabilities, the expansion of our global sourcing efforts, and the continued development of our private brand assortment. The decrease in freight expense was a result of changes in our supply chain as it relates to our newly formed relationship with McLane, which results in less merchandise being handled through our own distribution network.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased 8.0% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The increase in these expenses was due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.4% in the third quarter of fiscal 2013 and 27.6% in the third quarter of fiscal 2012. SG&A expenses, as a percentage of net sales, were leveraged as a result of lower advertising costs (approximately 0.3% of net sales) and lower distribution center costs (approximately 0.2% of sales) in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012. These improvements were partially offset by increased store occupancy costs (approximately 0.2% of net sales) and store payroll costs (approximately 0.1% of net sales) in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012.
During the third quarter of fiscal 2013, based on the results of prior marketing events, we increased the efficiency and effectiveness of our advertising through altering the timing, length and content of merchandise included in our promotional materials, which resulted in a decrease in overall advertising spend, as a percentage of net sales, as compared to the third quarter of fiscal 2012. In connection with our significant efforts to reduce inventory levels in our stores, our newly formed relationship with McLane (which results in less merchandise being handled through our own distribution network), and the build of inventory in the third quarter of fiscal 2012 associated with the Consumables merchandise expansions in the back half of fiscal 2012, we moved significantly less merchandise through our distribution centers in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012. These changes combined to lower our distribution costs as a percentage of net sales, in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012. Store occupancy costs increased as a percentage of net sales in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, primarily driven by the additional rental expense on the 403 stores sold pursuant to sale-leaseback transactions in the back half of fiscal 2012 and the first quarter of fiscal 2013. The increase in store payroll costs, as a percentage of net sales, in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 was a result of lower comparable store sales growth in fiscal 2013 of 2.9%, as compared to the third quarter of fiscal 2012 of 5.0%.
Investment Income
The change in investment income in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was not material.
Interest Expense
The change in interest expense in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was not material.
Other Income
The change in other income in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was not material.
Income Taxes
The effective tax rate was 36.2% for the third quarter of fiscal 2013 compared with 35.8% for the third quarter of fiscal 2012. The increase in the effective tax rate was due primarily to changes in uncertain tax positions partially offset by an increase in federal jobs tax credits and foreign tax benefits associated with our global sourcing efforts.

Year-to-date Results
Our results of operations for the first three quarters of fiscal 2013 and the first three quarters of fiscal 2012 are highlighted in the table below and discussed in the following paragraphs:

	40 Weeks Ended		39 Weeks Ended
(in thousands)	June 1, 2013	% of Net Sales*	May 26, 2012	% of Net Sales*
Net sales	$7,889,191		$6,966,880
Cost and expenses:
Cost of sales	5,202,889	65.9%	4,506,636	64.7%
Selling, general and administrative	2,153,936	27.3%	1,921,647	27.6%
Cost of sales and operating expenses	7,356,825	93.3%	6,428,283	92.3%
Operating profit	532,366	6.7%	538,597	7.7%
Investment income	275	0.0%	716	0.0%
Interest expense	19,968	0.3%	18,772	0.3%
Other income	20,984	0.3%	16,847	0.2%
Income before income taxes	533,657	6.8%	537,388	7.7%
Income taxes	192,295	2.4%	196,079	2.8%
Net Income	$341,362	4.3%	$341,309	4.9%
*Percentages are rounded
Net Sales
Net sales increased 13.2% in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. Consistent with the National Retail Federation Calendar, the first three quarters of fiscal 2013 include an extra week as compared to the first three quarters of fiscal 2012. The additional week accounted for approximately $189 million in sales, or approximately 2.7% of the sales increase. Additionally, the net sales increase in the first three quarters of fiscal 2013 reflects an increase in comparable store sales of 4.0%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program.
The 4.0% increase in comparable store sales (for the 40 weeks ended June 1, 2013, as compared to the 40 weeks ended June 2, 2012), resulted from both an increase in customer traffic and higher average customer transaction values, as measured by the number of register transactions in comparable stores. Sales during the first three quarters of fiscal 2013, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the first three quarters of fiscal 2013 was 6.7% higher than the average number of stores in operation during the first three quarters of fiscal 2012.

Cost of Sales
Cost of sales increased 15.5% in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. The increase was due in part to additional sales volume and the additional week during the first three quarters of fiscal 2013. Cost of sales, as a percentage of net sales, was 65.9% in the first three quarters of fiscal 2013 and 64.7% in the first three quarters of fiscal 2012. Cost of sales, as a percentage of net sales, was negatively impacted by the significant shift in sales mix to lower-margin consumable merchandise, an increase in inventory shrinkage, and an increase in markdowns. These pressures were partially offset by an increase in markups on merchandise sales and lower freight expense.
The growth in sales of lower-margin consumables (71.8% of net sales in the first three quarters of fiscal 2013 compared with 67.8% of net sales in the first three quarters of fiscal 2012) as well as the softness in sales of Discretionary items continues to pressure cost of sales as a percentage of net sales. While our inventory levels were lower on a per store basis at the end of the the third quarter of fiscal 2013, as compared to the end of the third quarter of fiscal 2012, the average inventory balance in our stores was higher throughout fiscal 2013, as compared to fiscal 2012, as a result of the significant merchandise expansions completed in the back half of fiscal 2012. Primarily as a result of the increased average inventory levels throughout fiscal 2013, inventory shrinkage increased during the first three quarters of fiscal 2013 as compared to the first three quarters of fiscal 2012. We continue to use markdowns in our stores to drive revenue growth in a challenging macro-economic environment and to increase market share. In addition, we have increased our markdowns as we continue to refine our assortment of Consumables merchandise. We have made significant efforts to manage the inventory levels in our Discretionary items through reducing receipts and taking appropriate in-season markdowns to manage our exposure. We continue to focus on improving our purchase markups through our improved price management capabilities the expansion of our global sourcing efforts, and the continued development of our private brand assortment. The decrease in freight expense was a result of changes in our supply chain as it relates to our newly formed relationship with McLane, which results in less merchandise processed through our own distribution network.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) increased 12.1% in the first three quarters of fiscal 2013 as compared to the first three quarters of fiscal 2012. The increase in these expenses was due in part to additional sales volume, additional costs arising from the continued growth in the number of stores in operation, and the extra week during the first three quarters of fiscal 2013. SG&A expenses, as a percentage of net sales, were 27.3% in the first three quarters of fiscal 2013 and 27.6% in the first three quarters of fiscal 2012. SG&A expenses, as a percentage of net sales, were leveraged as a result of a decrease in non-store payroll costs, including incentive compensation expense (approximately 0.2% of net sales) and a decrease in store payroll costs (approximately 0.1% of net sales) in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. These improvements were offset by increased insurance expense (approximately 0.1% of net sales) in the first three quarters of fiscal 2013, as compared to the first three quarters of fiscal 2012.
Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in the first three quarters of fiscal 2013 as compared to the first three quarters of fiscal 2012. The decrease in store payroll costs was a result of the 4.0% comparable store sales as well as the continued benefit from improvements implemented to re-engineer many of our core store processes, which has increased workforce productivity. Over the past several years, we have improved our risk management programs and managed worker's compensation and general liability claims better. As a result of positive trends in overall claim frequency and the cost of each claim, we have reduced our liabilities related to prior year claims, which has lowered our overall insurance expense. In the first three quarters of fiscal 2012, our insurance expense benefitted from these reductions in our liabilities related to prior year claims. While we continued to see reductions in our liabilities related to prior year claims in the first three quarters of fiscal 2013, we did not receive as much of a benefit as compared to the first three quarters of fiscal 2012, which led to the increase in insurance expense, as a percentage of net sales.
Investment Income
The change in investment income in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012 was not material.
Interest Expense
The change in interest expense in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012 was not material.

Other Income
The change in other income in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012 was not material.
Income Taxes
The effective tax rate was 36.0% for the first three quarters of fiscal 2013 compared with 36.5% for the first three quarters of fiscal 2012. The decrease in the effective tax rate was due primarily to an increase in federal jobs tax credits and foreign tax benefits associated with our global sourcing efforts, partially offset by changes in uncertain tax positions.
Liquidity and Capital Resources
General
We have consistently maintained a strong liquidity position. During the first three quarters of fiscal 2013, our cash and cash equivalents increased $31.1 million, and our operating cash flows were $325.4 million. We believe our operating cash flows and credit facilities are sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. We have availability under our two credit facilities to borrow up to $700 million (less standby letters of credit needed for collateral for our insurance programs of $18.8 million) to supplement operating cash flows. During the first three quarters of fiscal 2013, to help supplement our operating cash flows and to support our growth initiatives, including our significant merchandise expansions and our Fee Development Program, we borrowed a net amount of $204.0 million under our unsecured revolving credit facilities. Working capital at the end of the first three quarters of fiscal 2013 was $626.7 million compared to $671.8 million at the end of the first three quarters of fiscal 2012. We believe operating cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations and growth initiatives.

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
As of June 1, 2013, we had the capacity to borrow an additional $462.2 million under our unsecured revolving credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of June 1, 2013, we were in compliance with all such covenants.
Short-term Borrowings
As of June 1, 2013, the Company had $219.0 million of short-term borrowings outstanding under our unsecured revolving credit facilities. During the first three quarters of fiscal 2013, the Company had net borrowings of $204.0 million and an average daily outstanding balance of $134.8 million at an annualized weighted-average interest rate of 1.5% under its unsecured revolving credit facilities.
Principal Payment
During the first quarter of fiscal 2013, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2013.

Restricted Cash and Investments
We have restricted cash and investments that serve as collateral for certain of our insurance obligations that are held at our wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of June 1, 2013, the Company held $55.6 million in this restricted account, of which $41.1 million was included in Restricted Cash and Investments and $14.5 million was included in Other Assets in the Consolidated Condensed Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

Additionally, in conjunction with the sale-leaseback transactions completed during the first three quarters of fiscal 2013, $48.1 million of the net proceeds were placed into an escrow account with an independent third party in connection with a like-kind exchange transaction, which permits the deferral of a portion of the tax gain associated with the sale of the stores. We intend to use these proceeds to purchase additional new stores and are required to do so within 180 days to realize the deferral. We held $16.8 million in this account as of June 1, 2013. These assets are classified as Restricted Cash and Investments in the Consolidated Condensed Balance Sheets. Subsequent to the end of the quarter, on June 12, 2013, the 180-day deferral period expired, and the $16.4 million of remaining funds are now available for general operating needs. The loss of deferral benefit due to the expiration of the 180-day period was not material.

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

As the Company's current real estate strategy is to not own store locations, the Company has used, and intends to continue to use, sale-leaseback transactions to sell the stores it owns as a result of the Fee Development Program and concurrently lease them back. By completing sale-leaseback transactions, the Company monetizes the value of the stores it sells. The Company then intends to re-invest the proceeds into the Fee Development Program to construct more stores. During the first three quarters of fiscal 2013, we invested in projects at a cost of $242.9 million under this program.

During the first three quarters of fiscal 2013, we completed sale-leaseback transactions under which we sold 127 stores to unrelated third parties, with net proceeds from the sales of approximately $163.5 million. We realized a gain of approximately $73.2 million on the sale of the stores, which we deferred and will amortize over the initial lease term of 15 years.
Other Considerations
Our merchandise inventories at the end of the first three quarters of fiscal 2013 were 6.3% higher than at the end of the first three quarters of fiscal 2012. Average inventory per store at the end of the first three quarters of fiscal 2013 was 1.0% less than average inventory per store at the end of the first three quarters of fiscal 2012. The growth in inventory began to stabilize in the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012, as we cycled the significant expansion of Consumables merchandise, including tobacco, we executed in the third quarter of fiscal 2012. Additionally, both Consumables and Discretionary inventory is lower on a per store basis at the end of the third quarter of fiscal 2013, as compared to the third quarter of fiscal 2012.

Capital expenditures for the first three quarters of fiscal 2013 were $599.7 million compared with $391.4 million in the first three quarters of fiscal 2012. During the first three quarters of fiscal 2013, the Company spent $313.2 million on new store locations (including $216.7 million for investments in projects under the Fee Development Program), $111.1 million on renovated, relocated or expanded stores (including $26.2 million for investments in projects under the Fee Development Program), and $70.8 million on supply-chain projects (including the construction of the Company's 11th distribution center). The increase in gross property and equipment, before depreciation, does not directly correspond with capital expenditures due to the significant amount of assets sold under sale-leaseback transactions.

During the first three quarters of fiscal 2012, the Company spent $122.8 million on new store locations (including $59.0 million for investments in projects under the Fee Development Program), $104.7 million on renovated, relocated or expanded stores (including $10.3 million for investments in projects under the Fee Development Program), and $66.0 million on supply-chain projects (including the construction of the Company's 10th distribution center).

Capital expenditures for fiscal 2013 are expected to be between $750 and $800 million. The planned increase in capital expenditures in fiscal 2013 is primarily made up of continued investments in new stores, including expenditures related to our Fee Development Program; investments related to renovations, relocations and expansions; and the completion of the construction of our 11th distribution center. We plan to open approximately 500 new stores and renovate, relocate or expand approximately 850 stores in fiscal 2013.

In the first three quarters of fiscal 2013 we opened 380 stores, closed 21 stores, and renovated, relocated or expanded 556 stores. The renovations are part of our multi-year comprehensive store renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores, create more customer-focused assortments and layouts, and position more customer-centric teams. Store opening, closing, relocation, expansion, and renovation plans, as well as overall capital expenditure plans, are continually reviewed and may change.
During the first three quarters of fiscal 2013, we purchased a total of 1.2 million shares of our common stock at a cost of $75.0 million, compared to 1.7 million shares at a cost of $91.6 million in the first three quarters of fiscal 2012. On September 28, 2011, we announced that the Board of Directors authorized the Company to purchase up to $250 million of the Company’s outstanding common stock. On January 17, 2013, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $300 million of the Company’s outstanding common stock. As of June 1, 2013, the Company had $370.8 million remaining under current authorizations.
The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase program does not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.
In addition to the Restricted Cash and Investments noted in Footnote 4, our wholly-owned captive insurance subsidiary maintains additional balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of June 1, 2013, these cash and cash equivalents and investment securities balances (including Restricted Cash and Investments) were $4.2 million, and $105.3 million, respectively.
Additionally, in fiscal 2013, we continued to expand our global sourcing team, develop stronger processes to help us integrate our sourcing activities with our category management efforts, and continued to expand our supplier network. As a result of this global expansion and the increased activities being performed by our global sourcing team members, we had $23.7 million of cash and cash equivalents in these foreign entities as of June 1, 2013. We are not dependent on dividends from our foreign entities to fund our domestic operations. Unremitted earnings from foreign entities, which are considered to be invested indefinitely, would become subject to U.S. income taxes if they were remitted as dividends or were lent to a domestic entity.
Cash Flows From Operating Activities
During the first three quarters of fiscal 2013, we had operating cash flows of $325.4 million compared to operating cash flows of $253.8 million in the first three quarters of fiscal 2012. The change was due primarily to changes in outflows for merchandise inventories, offset by changes in prepayments and other current assets, all in the ordinary course of business.
Cash Flows From Investing Activities
During the first three quarters of fiscal 2013, we had a cash outflow from investing activities of $391.1 million compared to a cash outflow of $179.6 million in the first three quarters of fiscal 2012. The change was due primarily to an increase in capital expenditures. The increase in capital expenditures during the first three quarters of fiscal 2013 was due primarily to the expansion of our Fee Development Program, as described above.
Cash Flows From Financing Activities
During the first three quarters of fiscal 2013, we had a cash inflow from financing activities of $96.8 million compared to a cash outflow of $94.8 million during the first three quarters of fiscal 2012. The change was due primarily to net proceeds from borrowings under our unsecured revolving credit facilities.
Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU will be effective for the Company beginning in the first quarter of fiscal 2014 and is not expected to have a material impact on our Consolidated Financial Statements.
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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. During the first three quarters of fiscal 2013 and the first three quarters of fiscal 2012, we did not incur any material interest expense related to our revolving credit facilities. As of June 1, 2013, we had $219.0 million of short-term borrowings outstanding. Our $516.4 million of current and long-term debt related to the $250 million of unsecured senior notes due September 27, 2015, and the $300 million of unsecured senior notes due February 1, 2021, bear interest at fixed rates ranging from 5.00% to 5.41%.
We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of June 1, 2013, we had a $2.3 million unrealized loss ($1.5 million net of taxes) related to these investments. We do not expect to liquidate any ARSs going forward through the normal auction process. However, we do expect to be able to liquidate substantially all of our remaining ARS portfolio at par through issuer calls, refinancings or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. See Note 2 to the Consolidated Financial Statements included in this Report for more information.

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
We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 1, 2013. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 1, 2013.
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
The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 1, 2013, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
March (3/3/2013 - 4/6/2013)	—	$—	—	6,242,272
April (4/7/2013 - 5/4/2013)	—	—	—	5,945,021
May (5/5/2013 - 6/1/2013)	—	—	—	6,063,629
Total	—	$—	—

(1)
On September 28, 2011, we announced that the Board of Directors authorized the purchase of up to $250 million of our outstanding common stock. On January 17, 2013, we announced that the Board of Directors authorized the purchase of up to $300 million of the Company’s outstanding common stock. As of June 1, 2013, the Company had $370.8 million remaining under current authorizations.

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter and first three quarters ended June 1, 2013, filed on July 10, 2013, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date: July 10, 2013	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)