Form 10-K
period 2013-08-31
FAMILY DOLLAR STORES INC
filed 2013-10-28
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last day of the registrant’s most recently completed second fiscal quarter, on March 2, 2013, was approximately $5.6 billion. For purposes of this computation only, the assumption is that all of the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
The number of shares of the registrant’s Common Stock outstanding as of October 5, 2013, was 115,102,466.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2014.

GENERAL INFORMATION
We have provided information in this Annual Report on Form 10-K (this “Report”) regarding the operations of Family Dollar Stores, Inc., and its subsidiaries (“we,” “Family Dollar” or the “Company”) related to the fiscal years ended on August 31, 2013 (“fiscal 2013”); August 25, 2012 (“fiscal 2012”); August 27, 2011 (“fiscal 2011”); August 28, 2010 (“fiscal 2010”); August 29, 2009 (“fiscal 2009”); and anticipated operations for the fiscal year ending on August 30, 2014 (“fiscal 2014”). You should review the discussion and analysis provided in this Report in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Report.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, our capital investment and financing plans, net sales, comparable store sales, store openings and closings, cost of sales, selling, general and administrative (“SG&A”) expenses, gross margin, income tax rates, earnings per diluted share, dividends and share repurchases; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I – Item 1A below, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part II – Item 7 below, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.
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

PART I

ITEM 1. BUSINESS

General Overview

We operate a chain of more than 7,900 general merchandise retail discount stores in 46 states, providing value-conscious consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We sell merchandise at prices that generally range from less than $1 to $10.

The mailing address of our executive offices is P.O. Box 1017, Charlotte, North Carolina 28201-1017, and our telephone number is (704) 847-6961. Our website address is www.familydollar.com. You can find our press releases for the past five years on our website. We also make available free of charge through our website all of our reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

Our History

Our company was founded by Leon Levine in 1959 with the opening of the first Family Dollar store in Charlotte, North Carolina. Family Dollar Stores, Inc. was incorporated in Delaware in 1969, and all then-existing corporate entities became its wholly-owned subsidiaries. In 1970, the Company initially offered its common stock to the public, and today the Company’s shares are traded on the New York Stock Exchange under the ticker symbol ‘FDO.’

Our Mission and Strategy

Our mission is to provide our customers with a compelling place to shop, our team members with a compelling place to work, and our investors with a compelling place to invest. Our strategy is to provide consumers with value and convenience in a small, easy-to-shop environment.

Our Company Goals

We believe balancing initiatives targeted to deliver short-term financial results with investments that may require longer-term development will enable us to provide value and convenience to value-conscious customers, help us weather difficult macro-environments and enable us to achieve our long-term financial goals. During fiscal 2013, we remained focused on achieving our four corporate goals: build customer loyalty and experience; deliver profitable sales growth; drive continuous improvement; and develop diverse, high performing teams.

Build customer loyalty and experience

In today's challenging economic environment, value and convenience continues to resonate with consumers. To capitalize on this opportunity, we have launched several new initiatives in fiscal 2013 and have executed on several other initiatives designed to increase our relevancy to customers by enhancing their shopping experience and to improve their perception of our value and convenience proposition.

In fiscal 2011, we launched a comprehensive, multi-year store renovation program intended to increase our competitiveness and sales productivity by transforming our customer's shopping experience. In fiscal 2013, we enhanced this program based on operational learnings and customer feedback. As a part of this program, we:

•	Introduced an updated store layout, which repositioned Apparel and Home to drive more impulse purchases and enhance profitability;

•	Expanded other key consumable categories and created more intuitive merchandise adjacencies;

•	Improved navigational signage and leveraged new fixtures that enhance customer sightlines, increase capacity and simplify restocking and recovery processes;

•	Created a warmer, more inviting shopping environment that includes a refresh of the building façade and exterior signage and improved store standards;

•	Raised our customer service standards by strengthening our team member engagement with enhanced training, improved recognition programs and more consistent team member branding.

As of the end of fiscal 2013, more than 4,000 new and existing stores reflected these enhancements. During fiscal 2014, we expect to renovate, relocate or expand approximately 850 stores in this format. By the end of fiscal 2014, we expect to have renovated approximately 75% of the chain, and plan to complete this chain-wide renovation effort by the end of fiscal 2016.

We believe our business model has significant future growth opportunity, and we have targeted annual square footage growth of 5% to 7%. In fiscal 2013, we opened 500 new stores and increased our selling square footage by 6.8%. We also opened our first store in Montana. In fiscal 2014, we expect to open approximately 525 new stores.

Deliver profitable sales growth

In an effort to become more relevant and to drive more trips to our stores, we successfully executed a number of merchandising initiatives in fiscal 2012 to increase our consumables assortment. We expanded our assortment of food, increased our selection of health and beauty aids, and added a number of new merchandise categories, including tobacco products.

In fiscal 2013, we leveraged these investments and continued our focus on increasing our relevancy with customers and driving sales productivity in our stores. In September 2012, we launched a six-year, exclusive partnership with McLane Company, Inc. ("McLane"), a highly successful supply chain services company. This strategic partnership allows us to offer an expanded assortment of frozen and refrigerated food, improve our in-stock levels and distribute tobacco products to our stores efficiently.

Reflecting customer response to the assortment changes we made in fiscal 2012 and in fiscal 2013, we continued to drive increases in customer traffic and market share gains in key consumable categories. In fiscal 2013, our consumables sales increased 16.9% to 72.4% of our total sales as compared to fiscal 2012. We expect this trend will continue in fiscal 2014 and we will continue to optimize our consumables assortment.

While sales of consumables were strong in fiscal 2013, our sales in more discretionary categories were challenged. Persistent fiscal cliff issues, payroll tax increases, tax refund delays, and slow job growth for our core customer resulted in an increased focus on basic needs and a reduction of discretionary spending. As a result, discretionary sales decreased 0.9% in fiscal 2013 as compared to fiscal 2012, which had a direct impact on gross margin. During fiscal 2013, we adjusted our plans to reflect an expectation that our customers' discretionary spend would remain constrained. We took proactive steps to improve our performance, aggressively managing receipts and clearing unproductive merchandise. Our goal in fiscal 2014 is to stabilize our discretionary business by providing our customers with value, quality and a better assortment.

Private brands remain an opportunity to increase sales and profitability. In fiscal 2013, we made further progress in increasing our penetration of private brands. Private brands sales increased approximately 10% in fiscal 2013, as compared to fiscal 2012, and private brand consumable sales performed especially well, increasing approximately 21% in fiscal 2013, as compared to fiscal 2012. In fiscal 2013, private brands sales represented approximately 26% of total sales and approximately 18% of total consumable sales. To drive this growth, we introduced 500 new and converted private brand consumables SKUs to our assortment in fiscal 2013. Building on this momentum, in fiscal 2014 we intend to increase our penetration of private brands even further with a focus on quality. We expect to refresh certain private brands in Home and Apparel to offer our customers more quality and value while broadening their appeal. In addition, we intend to drive greater awareness of our private brands program through increased marketing and visual merchandising support.

In fiscal 2013, we continued to expand our Global Sourcing programs as we increased merchandise purchases (at cost) direct from the factory by nearly 90% to approximately 5% of our total purchased merchandise (at cost) as compared to fiscal 2012. While we continue to rely on third-parties to help us procure merchandise, we are progressively moving toward a more efficient, direct model. In fiscal 2013, we expanded our sourcing teams in Shanghai, Luxembourg, and Bangkok. While we still source the majority of our merchandise from China, we expanded our business network into key developing markets including Vietnam and Cambodia. Today, these teams are strengthening and expanding our supplier network. In fiscal 2014, we plan to continue to expand our Global Sourcing teams, develop stronger processes to help us integrate our sourcing activities with our category management efforts, and continue to expand our supplier network.

Drive continuous improvement

In fiscal 2013, we continued to improve our efficiency and effectiveness through a number of process improvement initiatives.

As a low-cost provider, protecting our strong price perception and delivering value to our customers is critical to our long-term success. Over the last several years, we have invested significantly in new merchandising processes, including price management capabilities, customer research and category management tools. In fiscal 2013, we established a strategic pricing team to help us improve our price and value perception while also increasing profitability. We optimized core pricing strategies for private brands, implemented a new zone pricing strategy and leveraged detailed SKU analysis and testing to increase our profitability.

In fiscal 2013, we launched a cross-functional effort to simplify store-level tasks and improve store-level execution. Our goals were to eliminate or limit certain tasks, improve processes and systems, reduce time necessary to complete tasks, and reinvest hours saved into other higher-value tasks. We also designed and tested a new pallet delivery program to enable store teams to unload and process freight faster and more easily than traditional door-to-shelf processes. We intend to begin implementing the new pallet delivery program in fiscal 2014 and expect to execute the program in all stores over the next several fiscal years.

While we made significant progress in most of our margin-driving initiatives, inventory shrinkage continued to be a challenge for us in fiscal 2013. We evaluated our security tagging program and plan to introduce a new system in fiscal 2014 that is less costly to maintain and manage. We have also implemented a new security DVR camera system that is more user-friendly than our previous platform, and we are adding additional cameras to the sales floor in new stores. These investments, combined with team stabilization, provide a foundation to reverse the negative inventory shrinkage trends we experienced in fiscal 2013.

Develop diverse, high-performing teams

We believe customer satisfaction is strongly linked with employee engagement, which is why we continue to invest in developing diverse, high-performing teams. We continue to focus on strengthening the Family Dollar culture and engaging Team Members while also optimizing talent and building leadership capabilities. Improvements were made in key leadership roles, programs and processes, with a focus toward improving store Team Member experience.

During fiscal 2013, we continued to increase our organizational focus on being more store-centric. We created cross-functional teams to identify opportunities to improve service to stores, including the pallet delivery program. In support of this initiative the Corporate Office was renamed the Store Support Center. This year we also implemented a Field Human Resources (HR) Support team consisting of HR Managers to provide our field leadership with support in areas such as talent development and team relations.

In fiscal 2013, we also continued to strengthen our management team, with key changes in Merchandising, Marketing, Store Operations and Real Estate. We continued to refine and enhance our semi-annual succession planning process. We expanded our leadership development program to stores and distribution centers, where a talent pipeline is needed to support ongoing growth and team stabilization. We also introduced a centralized learning platform through which all Team Members can develop their leadership competencies, business acumen and job skills to help them plan and advance their careers. We continue to invest in leadership training, with a strong emphasis on coaching and communication skills to stabilize our store teams, which is critical to our future success.

Overview of our Business Operations

Our Customers

Our strategy of providing customers with value and convenience continues to attract customers in a wide range of income brackets, ethnicity groups, and life stages. Our offerings are particularly attractive to consumers in the low to lower-middle income brackets or fixed income households. Depending on their financial situation and geographic proximity, customers rely on Family Dollar for weekly fill-in shopping trips for essential needs or for periodic trips to stock up on household items. To attract new and retain existing customers, we continue to focus on product quality and selection, value, convenient locations, improved store standards, and a pleasant overall customer experience.

Our Stores

A Family Dollar store is typically between 7,500 and 9,500 square feet, with an average of approximately 7,200 square feet of selling space. Our stores generally serve customers who live within three to five miles of the store. At the end of fiscal 2013, we operated 7,916 stores, totaling 56.8 million selling square feet. Approximately 24% of our stores were located in large urban markets, and approximately 20% of our stores were located in small urban markets or suburban areas. Approximately 58% of our stores were in strip malls, 40% were in freestanding buildings and 2% were in downtown buildings.

The relatively small size of a Family Dollar store allows us to select store locations that provide neighborhood convenience to our customers in each of these market areas. Family Dollar stores are generally open seven days a week and typically operate between the hours of 8:00 a.m. and 9:00 p.m. Our stores accept cash, checks, debit cards, credit cards, and other electronic payment types, including food stamps.

Our Merchandise

We provide customers with a quality assortment of basic necessities and seasonal merchandise at everyday low prices. While the number of SKUs in a given store can vary based upon the store's size, geographic location, merchandising initiatives, and other factors, our typical store generally carries approximately 6,500 to 7,000 basic SKUs, with fluctuations in seasonal items throughout the year. The majority of our products are priced at $10 or less, with approximately 27% priced at $1 or less. Our stores operate on a self-service basis, and our low overhead enables us to sell merchandise at a relatively moderate markup. In fiscal 2013, we expanded both the number of trips that our customers make as well as the amount spent during each trip, which averaged around $10.50.

We offer a focused assortment of merchandise in a number of core categories, such as health and beauty aids, packaged food and refrigerated products, tobacco products, home cleaning supplies, housewares, stationery, seasonal goods, apparel, and home fashions. Reflecting trends in customer demand over the past three fiscal years, we have expanded our assortment of consumable merchandise in our stores. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. The following table summarizes the percentage of net sales attributable to each product category over the last three fiscal years.

Product Category	2013	2012	2011
Consumables	72.4%	69.0%	66.5%
Home Products	10.1%	11.4%	12.7%
Apparel and Accessories	7.6%	8.8%	10.0%
Seasonal and Electronics	9.9%	10.8%	10.8%

The following table describes our product categories in more detail.

Consumables	Household chemicals
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
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

We sell high-quality national brands from leading manufacturers including Procter & Gamble, Coca-Cola, Clorox, Nestle, Kimberly Clark, Unilever, Colgate Palmolive, Georgia Pacific, Frito-Lay, Inc., and PepsiCo, which are typically sold at higher prices elsewhere. During fiscal 2013, nationally advertised brand name merchandise accounted for approximately 60% of sales.  Merchandise sold under our private brands program, across all merchandise categories, accounted for approximately 26% of sales. Merchandise sold under other brands and labels, or which was unlabeled, accounted for the balance of sales.  During fiscal 2013, closeout merchandise accounted for approximately 2% of sales.

We purchase merchandise from a wide variety of suppliers and generally have not experienced difficulty in obtaining adequate quantities of merchandise.  In fiscal 2013, no single supplier accounted for more than 9% of the merchandise we sold. We purchased approximately 13% of our merchandise (at cost) through our relationship with McLane, which distributes merchandise from multiple manufacturers.

In fiscal 2013, approximately 21% of our merchandise purchases (at cost) were manufactured overseas. We imported approximately 11% and relied on domestic suppliers for approximately 10% of our merchandise purchases (at cost). While most of our merchandise is shipped to our distribution centers from domestic suppliers, a portion of such merchandise is manufactured outside of the United States and imported by domestic suppliers. Our vendor arrangements provide for payment in U.S. dollars.

We maintain a substantial variety and depth of merchandise inventory in stock in our stores (and in our distribution centers for weekly store replenishment) to attract customers and meet their shopping needs. We negotiate vendors’ trade payment terms to help finance the cost of carrying this inventory. We balance the value of maintaining high inventory levels required to meet customer demand with the potential risk of having inventories at levels exceeding such demand that may need to be marked down in price in order to sell.

Store Operations

We operate more than 7,900 stores in 46 states. All of our stores are managed and operated by us. A store manager manages each store and is responsible for hiring and training store employees, managing the financial performance of the store, and providing quality customer service. The store manager reports to a district manager or area operations manager. A district manager or area operations manager is typically responsible for 15 to 25 stores. During fiscal 2013, no single store accounted for more than one-tenth of one percent of sales.

Distribution and Logistics

During fiscal 2013, manufacturers or distributors shipped approximately 20% of our merchandise purchases directly to stores. The balance of the merchandise was shipped to one of our eleven distribution centers. To provide consistent, cost-effective service, we enlist the services of several national transportation companies throughout the United States as well as our own private fleet of trucks to deliver merchandise to stores from our distribution centers. During fiscal 2013, approximately 95% of the merchandise delivered to our stores from the distribution centers was delivered by common or contract carriers.

At the end of fiscal 2013, each distribution center served an average of 720 stores, compared to 744 stores in fiscal 2012. Our tenth distribution center in Ashley, Indiana, began operations in June 2012, and our eleventh distribution center in St. George, Utah, began operations in July 2013. The opening of the eleventh distribution center reduced the average stem miles between our distribution centers and our stores by approximately 7% at the end fiscal 2013, as compared to the end of fiscal 2012.

Competition

Our industry is highly competitive. The principal competitive factors include store locations, convenience, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We compete for sales and store locations in varying degrees with international, national, regional and local retailing establishments, including Dollar General, Dollar Tree, and Wal-Mart as well as other discount stores, department stores, variety stores, dollar stores, discount clothing stores, drug stores, grocery stores, convenience stores, outlet stores, warehouse stores and other stores. Many other large U.S. retailers have stores in areas in which we operate. We believe the relatively small size of our stores permits us to operate new stores in most areas, including rural areas and large urban markets, in locations convenient to our target customer.

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

Working Capital

We maintain an adequate level of working capital to support our business needs and our customers’ requirements. Such working capital requirements are not, however, in the opinion of management, materially different from those experienced by our major competitors. We believe our sales and payment terms are competitive in and appropriate for the markets in which we compete.

Trademarks

We have registered with the U.S. Patent and Trademark Office the names Family Dollar® and Family Dollar Stores® as service marks, and also have registered, or have filed registration applications for, other names and designs as trademarks for certain merchandise sold in our stores, such as Family Gourmet®, Family Pet®, Kidgets® and Outdoors by Design®. Although in aggregate we consider our trademarks to be valuable to our operations, we do not believe our business is materially dependent on a single trademark or any group of trademarks.

Employees

As of August 31, 2013, we had approximately 34,000 full-time employees and approximately 24,000 part-time employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations generally to be good.

NYSE Certification

In accordance with New York Stock Exchange (“NYSE”) rules, on February 15, 2013, we filed the annual certification by our Chief Executive Officer certifying that, as of the date of the certification, Family Dollar was in compliance with the NYSE listing standards. For the fiscal year ended August 31, 2013, our Chief Executive Officer and our Chief Financial Officer executed the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits to this Report.

ITEM 1A. RISK FACTORS

The risks described below could materially and adversely affect our business, financial condition, results of operations, cash flows, and capital investment and financing plans.  We also may be adversely affected by risks not currently known or risks that we do not currently consider to be material to our business.
Current economic conditions and other economic factors could adversely impact our business in various respects, including impacting our customer's disposable income or discretionary spending.
A further slowdown in the U.S. economy, delayed economic recovery or other economic factors affecting disposable consumer income and discretionary spending, such as increased or sustained high unemployment or underemployment levels, delays in tax refunds, inflation, business conditions, increased costs of essential services including medical care and utilities, fuel and energy costs, consumer debt levels, lack of available credit, and higher interest rates and tax rates may affect our business adversely by reducing overall consumer spending and consumer discretionary spending. Changes in discretionary spending may cause customers to shift spending to products other than those sold by us or change the mix of products we sell to products that are less profitable and may result in slower inventory turnover and greater markdowns on inventory.
The current global economic uncertainty, the impact of recessions, the failure of Congress to approve budgets in a timely manner, and the potential for failures or realignments of financial institutions and the related impact on available credit may impact our suppliers, our landlords, and our operations in an adverse manner including, but not limited to, our inability to readily access liquid funds or credit, increases in the cost of credit, bankruptcy of our suppliers or landlords and other impacts, which we are currently unable to fully anticipate.

Our plans depend significantly on initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations. Failure to achieve these plans could affect our performance adversely.
Higher costs or any failure to achieve targeted results associated with the implementation of new programs or initiatives could adversely affect our results of operations. We are undertaking a variety of operating initiatives and infrastructure initiatives including, but not limited to, significant merchandise expansions, a comprehensive store renovation program, private brand expansion, and Global Sourcing initiatives. These changes may result in temporary disruptions to our business and negatively impact sales. Additionally, the failure to properly execute any of these initiatives or the failure to obtain the anticipated results of such initiatives could have an adverse impact on our future operating results.
We operate in a highly competitive environment and, as a result, we may not be able to compete effectively or maintain or increase our sales, market share or margins.
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
Any disruption in our ability to select, obtain, distribute, and market merchandise attractive to customers at prices that allow us to profitably sell such merchandise could adversely impact our business.
We generally have been able to select and obtain sufficient quantities of attractive merchandise at prices that allow us to profitably sell such merchandise.  If we are unable to continue to acquire products attractive to our customers, to obtain such products at costs allowing us to sell such products at a profit, or to market such products effectively to consumers, our sales or profitability could be affected adversely. In addition, the success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics and consumer preferences, expectations and needs. Failure to maintain an attractive selection and to timely identify or effectively respond to changing consumer needs, preferences and spending patterns could adversely affect our relationship with customers, the demand for our products and our market share.
We have substantially increased the number of our private brand items, and the program is a sizable part of our future growth plans. We believe our success in maintaining broad market acceptance of our private brands depends on many factors, including pricing, our costs, quality and customer perception. We may not achieve or maintain our expected sales for our private brands and, as a result, our business and results of operations could be adversely impacted.
Inappropriate pricing of products may cause products to be less attractive to our customers. We continue to enhance our pricing capabilities to drive customer loyalty and have established a strategic pricing team to improve our value perception and to increase profitability. Inability to implement new pricing strategies could have a negative effect on our business.
Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. A significant amount of our merchandise is manufactured outside the United States, and changes in the prices and flow of these goods for any reason could have an adverse impact on our operations.  For example, because a substantial amount of our imported merchandise is manufactured in China, a change in the Chinese currency or other policies could negatively impact our merchandise costs.  The United States and other countries have occasionally proposed and enacted protectionist trade legislation, which may result in changes in tariff structures and trade policies and restrictions that could increase the cost of or reduce the availability of certain merchandise. Any of these or other measures or events relating to suppliers and the countries in which they are located, some or all of which are beyond our control, can negatively impact our operations, increase costs and reduce our profitability.
In addition, we are currently enhancing our Global Sourcing program and have formed a wholly-owned subsidiary which acts as a trading company. Our ability to find qualified suppliers who meet our standards and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. These and other factors affecting our suppliers, our access to products and our ability to transport those products could have an adverse effect on our financial performance.
Our growth is dependent upon our ability to increase sales in existing stores, the success of our new store opening program and our store renovation program.
Our growth is dependent on both increases in sales in existing stores and our ability to open profitable new stores.  Sales growth in existing stores is dependent upon factors including competition, merchandise selection, store operations, and customer satisfaction. Our ability to open profitable new stores is dependent upon factors including having available capital resources, identifying suitable locations for new stores, negotiating favorable leases and development agreements, competing against local competition, and gaining name recognition in new markets. Unavailability of attractive store locations, delays in acquisition or opening of new stores and delays or unexpected costs associated with remodeling and renovating existing stores may negatively impact new store growth and profitability of remodeled or renovated stores. Additionally, difficulties in staffing and operating both existing and new store locations and lack of customer acceptance of stores in new market areas or our renovated store design may impact our ability to increase sales.
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

Our performance may be adversely impacted if we are not successful in managing our inventory balances.
Our inventory balance represented approximately 40% of our total assets as of August 31, 2013. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product mix to meet our customers' demands, without allowing those levels to increase to such an extent that the costs of storing and holding the goods adversely impact our financial results. If our buying decisions do not accurately predict customer trends or our expectations about customer spending levels are inaccurate, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. Additionally, we believe excess inventory levels in stores subjects us to the risk of increased inventory shrinkage. If we are not successful in managing our inventory balances and shrinkage, our results from operations and cash flows from operations may be negatively affected.

We depend heavily on technology systems to support all aspects of our operations; the failure of existing or new technology to provide anticipated benefits could adversely affect our results of operations.
Our business depends heavily upon the efficient operation of our technological resources. A failure in our information technology systems or controls could negatively impact our operations. In addition, we continuously upgrade our current technology or install new technology. Our inability to implement in a timely manner such upgrades or installations, to train our employees effectively in the use of our technology, or to obtain the anticipated benefits of our technology could adversely impact our operations or profitability.
Operational difficulties, including those associated with our ability to develop and operate our stores and distribution facilities, could adversely impact our business.
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

Changes in and our compliance with state or federal legislation or regulations could impact our operations.

We employ more than 58,000 team members and are exposed to the risk of federal and state legislation, particularly related to our team members, which may negatively impact our operations. Changes in federal or state wage requirements, employee rights, health care, and social welfare or entitlement programs, such as health insurance, paid leave programs, or other changes in workplace regulation or tax laws, could adversely impact our ability to achieve our financial targets.  Changes in other regulatory areas, such as consumer credit, privacy and information security, product safety, supply chain transparency or environmental could cause our expenses to increase. In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health care reform legislation, the current lack of implementation regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business over the coming years. Adverse effects of the health care reform legislation include increased costs, exposure to expanded liability and new requirements for us to revise ways in which we conduct business.
Our business is subject to federal, state, local and international laws, rules and regulations, such as wage and hour laws, anti-corruption laws, import and export laws, unclaimed property laws and many others. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to legal and regulatory requirements, increased enforcement and our ongoing expansion of our Global Sourcing operations. In addition, as a result of operating in multiple countries, we must comply with multiple foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations. We may also be subject to investigations or audits by governmental authorities and regulatory agencies, which can occur in the ordinary course of business or which can result from increased scrutiny from a particular agency towards an industry, country or practice. If we fail to comply with laws, rules and regulations or the manner in which they are interpreted or applied, we may be subject to government enforcement action, class action litigation or other litigation, damage to our reputation, civil and criminal liability, damages, fines and penalties, and increased cost of regulatory compliance, any of which could adversely affect our results of operations and financial performance.
We rely on suppliers, third-party distributors and carriers whose operations are outside our control; any failure by them to deliver products in a timely manner may damage our reputation and could cause us to lose customers.

We rely on arrangements with third-party distributors and carriers, such as independent shipping companies, for timely delivery of products to stores and distribution centers throughout the country. As a result of our reliance on third-party distributors and carriers, we are subject to carrier disruptions and increased costs due to factors beyond our control, including labor strikes, inclement weather, trade restrictions, and increased fuel costs. During fiscal 2013, we launched an exclusive six-year agreement with McLane, a large supply chain services company that serves as a principal distributor for a portion of our merchandise, including tobacco products and most refrigerated and frozen items. If the services of any of these third-parties become unsatisfactory, we may experience delays in meeting our customers' product demands and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose customers.
Our largest supplier accounted for almost 9% of our merchandise purchases, and we distributed approximately 13% of our merchandise through our relationship with McLane. We have not experienced difficulty in obtaining sufficient quantities of core merchandise and believe, if one or more of our current sources of supply became unavailable, we would generally be able to obtain alternative sources without experiencing a substantial disruption of our business. However, such alternative sources could increase our merchandise costs and reduce the quality of our merchandise, and an inability to obtain alternative sources could adversely affect our sales.

Product and food safety concerns and the effects of legislation and regulations on product and food safety and quality could adversely affect our sales and results of operations.
Federal or state legislation and regulations regarding product and food quality and safety may negatively impact our operations. We may be subject to product liability claims from customers or actions required or penalties assessed by government agencies relating to products, including food products that are recalled, defective or otherwise alleged to be harmful. Such claims may result from tampering by unauthorized third-parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products must comply with applicable product and food safety laws. Additionally, any changes in product safety or quality legislation or regulations may lead to product recalls and the disposal or write-off of merchandise inventories, as well as certain fines or penalties and reputational damage. Our inability to comply on a timely basis with regulatory requirements or to execute product recalls in a timely manner, could also result in substantial fines or penalties, which could have an adverse effect on our financial results. In addition, negative customer perceptions regarding the safety of the products we sell could cause us to lose market share to our competitors. If this occurs, it may be difficult for us to regain lost sales.
Adverse impacts associated with legal proceedings and claims could negatively affect our business.
We are involved in a number of legal proceedings which include employment, tort, real estate, commercial, and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our results of operations, financial condition and liquidity. Nationally, the number of employment-related class actions filed each year has continued to increase, and recent changes and proposed changes in federal and state laws may cause claims to rise even more. We are currently a defendant in numerous employment cases containing class-action allegations, including those in which the plaintiffs have alleged violations of federal and state wage and hour laws. The cost to defend these class-action lawsuits may be significant. Plaintiffs in these types of cases may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. See Note 12 to the Consolidated Financial Statements included in this Report for further details regarding certain of these pending matters.
If we are unable to secure our customers' confidential and credit card information, or other private data relating to our employees, suppliers or the Company, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and adversely affect our profitability.
The protection of our customer, employee and Company data is critical to us. We have procedures and technology in place to safeguard our customers' debit and credit card information, our employees' private data, suppliers' data, and the Company's records and intellectual property. Despite these measures, we may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. If we experience a data security breach of any kind, we could be exposed to negative publicity, government enforcement actions, private litigation, or costly response measures. In addition, our reputation within the business community and with our customers may be affected, which could result in our customers discontinuing the use of debit or credit cards in our stores or not shopping in our stores altogether. This could cause us to lose market share to our competitors and could have an adverse effect on our financial results.
Inability to attract and retain qualified employees, particularly field, store and distribution center managers, and to control labor costs, could adversely affect our business.
Our growth could be adversely impacted by our inability to attract and retain qualified employees at the store operations level, in distribution facilities, in sourcing offices, and at the corporate headquarters (the "Store Support Center") level, at costs which allow us to profitably conduct our operations. Various other factors, such as overall labor availability, wage rates, union organizing activity, regulatory or legislative impacts, and various benefit costs could all impact our ability to attract and retain employees negatively and may affect our results of operations adversely.
Our success depends on our executive officers and other key personnel. If we lose key personnel or are unable to hire additional qualified personnel, our business could be harmed.
Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The loss of the services of any of our executive officers could have an adverse effect on our operations and business continuity. Our future success will also depend on our ability to attract and retain qualified personnel, as a failure to attract these key personnel could have an adverse effect on our operations. We do not currently maintain key person life insurance policies with respect to our executive officers or key personnel.
We are exposed to the risk of natural disasters, unusual weather, pandemic outbreaks, global political events, war, and terrorism which could disrupt business and result in lower sales, increased operating costs and capital expenditures.
Our Store Support Center, store locations, distribution centers and sourcing offices, as well as certain of our vendors and customers, are located in areas which could be subject to natural disasters such as floods, hurricanes, tornadoes or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products.
In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations.  Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores, distribution centers, or sourcing offices, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. Any of these factors, or combination thereof, could adversely affect our operations.
Our current insurance program may expose us to unexpected costs and negatively affect our financial performance.
We use a combination of third-party insurance and self-insurance to provide for potential liability for workers' compensation, automobile and general liability, property, director and officers' liability, and employee health care benefits. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal claims, trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all adversely affect our financial condition, results of operations, or cash flows.

Failure to comply with our debt covenants could adversely affect our capital resources, financial condition and liquidity.
Our debt agreements contain certain restrictive covenants, which impose various operating and financial restrictions on us. Such restrictions include, but are not limited to, a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt ratio. Our failure to comply with the restrictive covenants in our debt agreements, as a result of one or more of the factors listed in this section, could result in an event of default, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we will be unable to borrow additional amounts under those facilities to the extent that they would otherwise be available.
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
New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect our financial performance.
New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases, contingencies and other areas impacted by the current convergence project between the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) could require us to make significant changes to our lease management system or other accounting systems and could result in changes to our financial statements.
Unanticipated changes in the interpretation or application of existing accounting guidance could result in material charges or restatements of our financial statements, which may further result in litigation or regulatory actions which could have an adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None noted.

ITEM 2. PROPERTIES
We operate a chain of self-service retail discount stores. As of October 5, 2013, there were 7,963 stores in 46 states and the District of Columbia as follows:

Texas	1,014	Massachusetts	111
Florida	570	Arkansas	110
Ohio	472	New Mexico	110
Michigan	411	Maryland	102
North Carolina	411	California	96
Georgia	390	Minnesota	73
New York	331	Utah	66
Pennsylvania	302	Maine	61
Louisiana	282	Connecticut	58
Illinois	248	Kansas	51
Tennessee	248	Idaho	43
Virginia	244	Nevada	43
South Carolina	222	Iowa	35
Indiana	212	New Hampshire	35
Kentucky	211	Nebraska	32
Alabama	168	Wyoming	29
Mississippi	157	Rhode Island	27
Arizona	152	South Dakota	25
Wisconsin	141	Delaware	23
Colorado	134	North Dakota	17
Oklahoma	131	Vermont	15
West Virginia	119	District of Columbia	3
Missouri	115	Montana	1
New Jersey	112
As of October 5, 2013, we had, in the aggregate, approximately 68.4 million square feet of total store space (including receiving rooms and other non-selling areas) and approximately 57.2 million square feet of selling space.
The number of stores we operated at the end of each of our last five fiscal years was:

Fiscal Year	Number of Stores at Year End
2009	6,655
2010	6,785
2011	7,023
2012	7,442
2013	7,916
During fiscal 2013, we opened 500 stores, closed 26 stores, and renovated, relocated or expanded 830 stores. From August 31, 2013, through October 5, 2013, we opened 47 new stores, closed no stores, and renovated, relocated or expanded 70 stores.
As of October 5, 2013, we owned 278 of the total 7,963 stores we operate. Most of our leases have an initial term between five and fifteen years and provide for fixed rentals, and most of our leases require additional payments based upon a percentage of sales, property taxes, insurance premiums, or common area maintenance charges. Of our 7,685 leased stores at October 5, 2013, all but 489 leases grant us options to renew for additional terms, in most cases for a number of successive five-year periods.
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
We also own ten additional full-service distribution centers, described in the table below:

Facility Size
Distribution Center	Land	Building	Date Operational
West Memphis, AR	75 acres	850,000 sq. ft.	April 1994
Front Royal, VA	108 acres	907,000 sq. ft.	January 1998
Duncan, OK	85 acres	907,000 sq. ft.	July 1999
Morehead, KY	94 acres	907,000 sq. ft.	June 2000
Maquoketa, IA	74 acres	907,000 sq. ft.	March 2002
Odessa, TX	89 acres	907,000 sq. ft.	July 2003
Marianna, FL	76 acres	907,000 sq. ft.	January 2005
Rome, NY	87 acres	907,000 sq. ft.	April 2006
Ashley, IN	89 acres	814,019 sq. ft.	June 2012
St. George, UT	88 acres	814,019 sq. ft.	July 2013

ITEM 3. LEGAL PROCEEDINGS
Information for this item is included in Note 12 to the Consolidated Financial Statements included in this Report, and incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Company
The following information is furnished with respect to each of the executive officers of Family Dollar as of October 5, 2013.

Name	Position and Office	Age
Howard R. Levine	Chairman of the Board and Chief Executive Officer	54
Michael K. Bloom	President and Chief Operating Officer	53
Jeffrey W. Macak	Executive Vice President - Supply Chain	49
Barry W. Sullivan	Executive Vice President - Store Operations	49
Mary A. Winston	Executive Vice President - Chief Financial Officer	52
James C. Snyder, Jr.	Senior Vice President - General Counsel and Secretary	49
Bryan E. Venberg	Senior Vice President - Human Resources	45
Mr. Howard R. Levine was employed by the Company in various capacities in the Merchandising Department from 1981 to 1987, including employment as Senior Vice President - Merchandising and Advertising. From 1988 to 1992, Mr. Levine was President of Best Price Clothing Stores, Inc., a chain of ladies' apparel stores. From 1992 to April 1996, he was self-employed as an investment manager. He rejoined the Company in April 1996 and was elected Vice President - General Merchandise Manager: Softlines; Senior Vice President - Merchandising and Advertising in September 1996; President and Chief Operating Officer in April 1997; Chief Executive Officer in August 1998; and Chairman of the Board in January 2003. He is the son of Leon Levine, the founder and former Chairman of the Board of the Company.
Mr. Michael K. Bloom was employed by the Company as President and Chief Operating Officer of the Company in September 2011. Prior to joining the Company, Mr. Bloom served as Executive Vice President - Merchandising, Supply Chain, Marketing and Advertising for CVS Caremark Corporation, a pharmacy healthcare provider, since June 2006. Mr. Bloom began his 20-year career with CVS Caremark in store operations and progressed through a number of positions with increasing responsibility including category manager, Vice President - Consumer Healthcare, and Senior Vice President - Merchandising. Before joining CVS, Mr. Bloom spent ten years as a manager/executive with the Virginia-based People's Drug Stores and the Florida division of Toronto-based Shopper's Drug Mart.
Mr. Jeffrey W. Macak was employed by the Company as Executive Vice President - Supply Chain in September 2013. Prior to joining the Company, Mr. Macak served as Vice President - Global Supply Chain for Bed Bath and Beyond Inc., which operates a chain of retail stores under the names Bed Bath & Beyond, Cost Plus World Market, World Market Stores, Christmas Tree Shops, Harmon, Harmon Face Values and buybuy BABY, since 2000.
Mr. Barry W. Sullivan was employed by the Company as Vice President - Store Operations in September 2002 and was promoted to Senior Vice President - Store Operations in May 2005 and to Executive Vice President - Store Operations in October 2007.
Ms. Mary A. Winston was employed by the Company as Executive Vice President - Chief Financial Officer in April 2012. Prior to joining the Company, Ms. Winston served as Senior Vice President and Chief Financial Officer of Giant Eagle, Inc., a food retailer and food distributor, since 2008. She was President and Founder of WinsCo Financial, LLC, a financial solutions consulting firm, from 2007 to 2008 and served as Executive Vice President and Chief Financial Officer of Scholastic Corporation, a children's publishing and media company, from 2004 to 2007. Ms. Winston has also served as a Vice President, Treasurer, and then Controller of Visteon Corporation, an automotive parts supplier, and as a Vice President, Global Financial Operations, of Pfizer Inc., a global pharmaceutical company. She has also been a director of Dover Corporation, a diversified manufacturing company, since 2005 and is the chair of its Audit Committee, and a director of Plexus Corporation, an electronic manufacturing services company, since 2008 and is a member of its Audit Committee.
Mr. James C. Snyder, Jr., was employed by the Company as Senior Vice President - General Counsel and Secretary in April 2009. Prior to his employment by the Company, he was employed by The Home Depot, Inc., a chain of home improvement stores, from July 2001 to March 2009, where his last position was Vice President and Associate General Counsel for Legal and Risk Management.
Mr. Bryan E. Venberg was employed by the Company as Senior Vice President - Human Resources in February 2008. Prior to his employment by the Company, he was employed by ShopNBC, a multi-media retailer, from May 2004 to November 2007, where his last position was Senior Vice President - Operations, Customer Service and Human Resources.
All executive officers of the Company are elected annually by, and serve at the pleasure of, the Board of Directors until their successors are duly elected.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol FDO. At October 5, 2013, there were 2,270 holders of record of our common stock. The accompanying tables give the high and low sales prices of our common stock and the dividends declared per share for each quarter of fiscal 2013 and fiscal 2012. In fiscal 2013 and 2012, dividends were paid in each quarter, and we expect that dividends will continue to be declared quarterly for the foreseeable future. Refer to Note 14 of the Consolidated Financial Statements included in this Report for additional information on equity securities.
Market Prices and Dividends

2013	High	Low	Dividends Declared	Dividends Paid
First Quarter	$70.17	$61.26	$0.21	$0.21
Second Quarter	72.54	54.06	0.21	0.21
Third Quarter	65.82	57.50	0.26	0.26
Fourth Quarter	74.44	59.30	0.26	0.26
2012	High	Low	Dividends Declared	Dividends Paid
First Quarter	$60.53	$47.99	$0.18	$0.18
Second Quarter	59.99	53.03	0.21	0.18
Third Quarter	70.00	53.42	0.21	0.21
Fourth Quarter(1)	74.73	61.67	—	0.21

(1)
On September 4, 2012, subsequent to the end of fiscal 2012, the Board of Directors declared a regular quarterly cash dividend on the Company’s common stock of $0.21 per share, payable Monday, October 15, 2012, to shareholders of record at the close of business on Friday, September 14, 2012.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended August 31, 2013, by us, on our behalf or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
June (6/2/2013-7/6/2013)	—	$—	—	5,809,949
July (7/7/2013-8/3/2013)	—	—	—	5,254,974
August (8/4/2013-8/31/2013)	—	—	—	5,208,469
Total	—	$—	—	5,208,469

(1)
On September 28, 2011, we announced that the Board of Directors authorized the purchase of up to $250 million of our outstanding common stock. On January 17, 2013, we announced that the Board of Directors authorized the purchase of up to an additional $300 million of the Company’s outstanding common stock. As of August 31, 2013, the Company had $370.8 million remaining under current authorizations.

(2)	Remaining dollar amounts are converted to shares using the closing stock price as of the end of the fiscal month.
See Note 14 to the Consolidated Financial Statements included in this Report for more information regarding share repurchases.

Equity Compensation Plan Information
This information will be included in our proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2014, under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Stock Performance Graph
The following graph sets forth the yearly percentage change in the cumulative total shareholder return on our common stock during the five fiscal years ended August 31, 2013, compared with the cumulative total returns of the S&P 500 Index and the S&P General Merchandise Stores Index. The comparison assumes that $100 was invested in Family Dollar common stock on September 1, 2008, and in each of the foregoing indices on August 31, 2008, and that dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Family Dollar Stores, Inc., the S&P 500 Index and the S&P General Merchandise Stores Index

350
300
250
200
150
100
50
08/30/08
08/29/09
08/28/10
08/27/11
08/25/12
08/31/13
100
125
180
201
267
309
100
93
106
113
139
146
100
82
86
102
120
142
Family Dollar Stores, Inc.
S&P 500
S&P General Merchandise Stores

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended
(in thousands, except per share, store, and net sales per square foot data)	August 31, 2013*	August 25, 2012	August 27, 2011	August 28, 2010	August 29, 2009
Net sales	$10,391,457	$9,331,005	$8,547,835	$7,866,971	$7,400,606
Cost of sales(1)	6,836,712	6,071,058	5,515,540	5,058,971	4,822,401
Gross profit	3,554,745	3,259,947	3,032,295	2,808,000	2,578,205
Selling, general and administrative expenses	2,866,788	2,584,234	2,409,522	2,234,347	2,122,925
Litigation charge(2)	—	11,500	—	—	—
Operating profit	687,957	664,213	622,773	573,653	455,280
Income before income taxes	690,697	663,938	617,158	563,858	450,925
Income taxes	247,122	241,698	228,713	205,723	159,659
Net income	$443,575	422,240	388,445	358,135	291,266
Diluted net income per common share	$3.83	$3.58	$3.12	$2.62	$2.07
Dividends declared per common share	$0.94	$0.60	$0.695	$0.60	$0.53
Cash dividends paid per common share	$0.94	$0.78	$0.67	$0.58	$0.52
Cash dividends paid	$108,334	$91,390	$83,439	$78,913	$72,738
Comparable store sales growth(3)	3.0%	4.7%	5.5%	4.8%	4.0%
Ending selling square feet	56,846	53,207	49,996	48,225	47,120
Net sales per square foot(4)	$189	$181	$174	$165	$158
Consumables sales	72.4%	69.0%	66.5%	65.1%	64.4%
Home products sales	10.1%	11.4%	12.7%	13.2%	13.4%
Apparel and accessories sales	7.6%	8.8%	10.0%	10.7%	11.2%
Seasonal and electronics sales	9.9%	10.8%	10.8%	11.0%	11.0%
Net cash provided by (used in):
Operating activities	$471,973	$369,371	$528,064	$591,539	$529,199
Investing activities	(314,591)	(198,311)	(280,418)	(306,948)	(109,355)
Financing activities	(108,716)	(220,132)	(488,995)	(340,727)	(139,456)
Total capital expenditures	(744,428)	(603,313)	(345,268)	(212,435)	(155,401)
Total proceeds from sale-leaseback	345,249	359,663	—	—	—
Total repurchases of common stock	(74,954)	(191,573)	(670,466)	(332,189)	(71,067)
Total assets	3,709,861	3,373,065	2,996,205	2,968,145	2,864,112
Working capital	776,783	702,513	516,789	641,527	718,509
Long-term investment securities	22,977	23,720	107,458	147,108	163,545
Long-term debt	516,475	532,520	548,570	250,000	250,000
Shareholders’ equity	$1,599,055	$1,297,627	$1,087,074	$1,421,554	$1,440,060
Stores opened	500	475	300	200	180
Stores closed	26	56	62	70	96
Number of stores—end of year	7,916	7,442	7,023	6,785	6,655

*	Fiscal 2013 contains 53 weeks. All other fiscal years presented include 52 weeks.

(1)	Included in Cost of sales for fiscal 2013 was a one-time $5.0 million favorable accounting adjustment related to certain vendor allowances.

(2)	Fiscal 2012 includes the impact of a litigation charge of $11.5 million (approximately $0.06 per diluted share) recorded in the fourth quarter of fiscal 2012.

(3)
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

(4)
Net sales per square foot was calculated based on total sales for the preceding 12 months as of the ending date of the reporting period divided by the average selling square footage during the period, including the end of the fiscal year, the beginning of the fiscal year, and the end of each of our three interim fiscal quarters. Comparable store sales represent the change in sales attributable to stores open in both the current and prior period, whereas sales per square foot represents total net sales divided by the average total selling square footage. As a result, all stores are included in the sales per square foot calculation, including stores without a full year of sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for fiscal 2013, fiscal 2012, and fiscal 2011, and our expectations for fiscal 2014. You should read this discussion in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Report. Our discussion contains forward-looking statements which are based upon our current expectations and which involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the “Cautionary Statement Regarding Forward-Looking Statements” in the General Information section of this Report and the “Risk Factors” listed in Part I—Item 1A of this Report.

Our fiscal year generally ends on the Saturday closest to August 31 of each year, which generally results in an extra week every six years. Fiscal 2013 was a 53-week year. Fiscal 2012 and fiscal 2011 were 52-week years. Fiscal 2014 will be a 52-week year.

Executive Overview

We operate a chain of more than 7,900 general merchandise retail discount stores in 46 states, providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We classify the combination of Home Products, Apparel and Accessories, and Seasonal and Electronics as "Discretionary." We sell merchandise at prices that generally range from less than $1 to $10.

The current macro-economic environment continues to impact our financial results. During fiscal 2013, our customers continued to face increased financial pressures, including continued high unemployment rates, increased payroll taxes and volatility in gasoline prices. In fiscal 2013, customers focused their spending on necessities, with sales in Consumables increasing 16.9% and sales in Discretionary categories decreasing 0.9% as compared to fiscal 2012. This trend continues to pressure our profitability. However, our investments to increase our relevancy to customers have resulted in market share gains.

During fiscal 2013, as compared with fiscal 2012, our net sales increased 11.4% to $10.4 billion, our net income increased 5.1% to $443.6 million, and our diluted net income per common share increased 7.0% to $3.83. Comparable store sales (stores open more than 13 months) for fiscal 2013 increased 3.0% compared with fiscal 2012. Consistent with the National Retail Federation Calendar, fiscal 2013 included 53 weeks as compared to 52 weeks in fiscal 2012. The additional week accounted for approximately $189 million in net sales and approximately $0.07 per diluted share during fiscal 2013.

During fiscal 2013, we remained focused on achieving our four corporate goals: build customer loyalty and experience; deliver profitable sales growth; drive continuous improvement; and develop diverse, high performing teams.

•	We achieved our new store opening goal and opened 500 stores in fiscal 2013, including our first store in Montana.

•
We renovated, relocated or expanded 830 stores under our comprehensive store renovation program, which is intended to increase our competitiveness and sales productivity by transforming our customer's shopping experience. In fiscal 2013, we enhanced this program based on learnings and customer feedback.

•
We opened our eleventh distribution center in St. George, Utah, which reduced the average stem miles between our distribution centers and our stores by approximately 7% at the end fiscal 2013, as compared to the end of fiscal 2012.

•
We expanded our teams in Shanghai, Luxembourg and Bangkok as part of our Global Sourcing program. Through this program, we increased merchandise purchases (at cost) direct from the factory by nearly 90% to approximately 5% of our total merchandise purchases (at cost).

•
We launched a six-year exclusive partnership with McLane, a highly successful supply chain services company, to allow us to offer an expanded assortment of frozen and refrigerated foods, improve our in-stock levels, and distribute tobacco products to our stores efficiently.

•
We established a strategic pricing organization to optimize core pricing strategies for private brands, implement a new zone pricing strategy, and leverage detailed analysis and testing to increase our profitability.

•
We increased our organizational focus on being more store-centric by creating cross-functional teams to identify opportunities to improve service to stores, including our planned pallet delivery program which is expected to launch in fiscal 2014. In support of this initiative the Corporate Office was renamed the Store Support Center.

Fiscal 2014 Outlook

Building on the improvements we made over the past several years, we plan to continue to execute on our initiatives designed to increase our relevancy with customers, deliver profitable sales growth and strengthen our value and convenience proposition in fiscal 2014.

During fiscal 2014, we expect to open approximately 525 new stores and renovate, relocate, or expand approximately 850 stores. By the end of fiscal 2014, we expect to have renovated approximately 75% of the chain and we plan to complete this chain-wide renovation by the end of fiscal 2016. We have also designed and tested a new pallet delivery program to enable store teams to unload and restock merchandise faster, which we expect to begin implementing during fiscal 2014. Capital expenditures for fiscal 2014 are expected to be between $550 and $600 million.

During fiscal 2013, we adjusted our plans to reflect an expectation that our customers' discretionary spend would remain constrained. We took proactive steps to improve the performance of our discretionary businesses by aggressively managing receipts and clearing unproductive merchandise. Our goal in fiscal 2014 is to stabilize our discretionary businesses by providing our customers with value, quality and a better assortment. In addition, we will continue to optimize our assortment of Consumables merchandise to continue to respond to our customers needs.

In fiscal 2013, we introduced 500 new and converted private brand consumable SKUs to our assortment. In fiscal 2014 we expect to build on this momentum to expand private brands, including a refresh of certain private brands in Home and Apparel to offer our customers more quality and value while broadening their appeal. We intend to drive greater awareness of our private brands program through increased marketing and visual merchandising support.

Global Sourcing also remains an opportunity to increase profitability. In fiscal 2013, we expanded our sourcing teams in Shanghai, Luxembourg and Bangkok. While we still source the majority of our merchandise from China, we expanded our business network into key developing markets including Vietnam and Cambodia. In fiscal 2014, we plan to continue to expand our Global Sourcing teams, develop stronger processes to help us integrate our sourcing activities with our category management efforts, and continue to expand our supplier network.

Inventory shrinkage continued to be a challenge for us in fiscal 2013 as we faced higher store manager turnover and elevated inventory levels. In fiscal 2014, we expect to stabilize store manager turnover through our store simplification effort and better inventory management. In addition, we expect to reduce inventory shrinkage by introducing new technology in our stores. In fiscal 2013, we implemented a new security DVR camera system that is more user-friendly than our previous platform and we plan to introduce a new security tagging program and add additional security cameras to the sales floor in new stores.

During fiscal 2014, we expect net sales to grow primarily due to the acceleration of our new store growth and a modest increase in comparable stores sales.

Results of Operations

Our results of operations for fiscal 2013, fiscal 2012 and fiscal 2011 are highlighted in the table below and discussed in the following paragraphs:

	Years Ended
(in thousands)	August 31, 2013*	% of Net Sales**	August 25, 2012	% of Net Sales**	August 27, 2011	% of Net Sales**
Net sales	$10,391,457		$9,331,005		$8,547,835
Cost and expenses:
Cost of sales***	6,836,712	65.8%	6,071,058	65.1%	5,515,540	64.5%
Selling, general and administrative	2,866,788	27.6%	2,584,234	27.7%	2,409,522	28.2%
Litigation charge	—	0.0%	11,500	0.1%	—	0.0%
Cost of sales and operating expenses	9,703,500	93.4%	8,666,792	92.9%	7,925,062	92.7%
Operating profit	687,957	6.6%	664,213	7.1%	622,773	7.3%
Investment income	422	0.0%	927	0.0%	1,532	0.0%
Interest expense	25,888	0.2%	25,090	0.3%	22,446	0.3%
Other Income	28,206	0.3%	23,888	0.3%	15,299	0.2%
Income before income taxes	690,697	6.7%	663,938	7.1%	617,158	7.2%
Income taxes	247,122	2.4%	241,698	2.6%	228,713	2.7%
Net Income	$443,575	4.3%	$422,240	4.5%	$388,445	4.5%
*Fiscal 2013 contains 53 weeks, as compared to 52 weeks in fiscal 2012 and fiscal 2011.
**Percentages are rounded.
***Included in Cost of Sales for fiscal 2013 was a one-time $5.0 million favorable accounting adjustment related to certain vendor allowances.

Comparison of Fiscal 2013 to Fiscal 2012

Net Sales

Net sales increased 11.4% in fiscal 2013 compared to fiscal 2012. Consistent with the National Retail Federation Calendar, fiscal 2013 included 53 weeks as compared to 52 weeks in fiscal 2012. The additional week in fiscal 2013 accounted for approximately $189 million in net sales, or approximately 2.0% of the net sales increase. Additionally, the net sales increase in fiscal 2013 reflects an increase in comparable store sales of 3.0%, with the balance of the increase due primarily to sales from new stores opened as part of our store growth program.

Comparable store sales growth for all presented periods describes the change in net sales in any period for stores considered comparable to the prior period. Comparable store sales includes net sales at stores open more than 13 months. A store becomes comparable the first calendar week it has sales after 13 months of being open. Renovated, relocated or expanded stores are included in the comparable store sales calculation to the extent they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may not be comparable to similarly titled measures reported by other companies.

The 3.0% increase in comparable store sales in fiscal 2013 resulted from increases in both customer traffic, as measured by the number of register transactions, and the dollar value of the average customer transaction, which increased to approximately $10.50 per transaction. During fiscal 2013, the customer count increased approximately 1.7%, and the average customer transaction increased approximately 1.3% compared to fiscal 2012. Sales during fiscal 2013 were strongest in the Consumables category.

During fiscal 2013, we opened 500 stores and closed 26 stores for a net addition of 474 stores, compared with the opening of 475 stores and closing of 56 stores for a net addition of 419 stores during fiscal 2012.

Cost of Sales

Cost of sales increased 12.6% in fiscal 2013 compared to fiscal 2012. The increase was primarily due to additional sales volume.  Included in Cost of sales for fiscal 2013 was a one-time $5.0 million favorable accounting adjustment related to certain vendor allowances. Cost of sales, as a percentage of net sales, was 65.8% in fiscal 2013 compared to 65.1% in fiscal 2012. Cost of sales, as a percentage of net sales, was negatively impacted by the significant shift in sales mix to lower-margin consumable merchandise, an increase in inventory shrinkage, and an increase in markdowns. These pressures were partially offset by higher purchase markups on merchandise sales and lower freight expense.

The growth in sales of lower-margin consumables (72.4% of net sales in fiscal 2013 compared with 69.0% of net sales in fiscal 2012) as well as the softness in sales of discretionary items continues to pressure cost of sales as a percentage of net sales. While our inventory levels were lower on a per store basis at the end of fiscal 2013, as compared to fiscal 2012, the average inventory balance in our stores was higher throughout fiscal 2013, as compared to fiscal 2012. Inventory shrinkage increased during fiscal 2013, as compared to fiscal 2012, due in part to increased average inventory levels throughout fiscal 2013. We continue to use markdowns in our stores to drive revenue growth and increase market share in a challenging environment. In addition, we have increased our markdowns as we continue to refine our assortment of consumable merchandise. We continue to focus on improving our purchase markups through improved price management, expansion of our Global Sourcing efforts, and the continued development of our private brand assortment. The decrease in freight expense was a result of changes in our supply chain as it relates to our newly formed relationship with McLane, which results in less merchandise processed through our own distribution network.

Selling, General and Administrative Expenses

SG&A expenses increased 10.9% in fiscal 2013 compared to fiscal 2012. The increase in these expenses was due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.6% in fiscal 2013 compared to 27.7% in fiscal 2012. SG&A expenses, as a percentage of net sales, were leveraged as a result of a decrease in non-store payroll costs, including incentive compensation expense (approximately 0.2% of net sales), partially offset by increased store occupancy costs (approximately 0.2% of net sales) in fiscal 2013, as compared to fiscal 2012.

Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in fiscal 2013, as compared to fiscal 2012. Store occupancy costs increased as a percentage of net sales in fiscal 2013, as compared to fiscal 2012, primarily driven by the additional rental expense on the 532 stores sold pursuant to sale-leaseback transactions in the second half of fiscal 2012 and in fiscal 2013.

Litigation Charge

During the fourth quarter of fiscal 2012, we recorded an $11.5 million litigation charge associated with the settlement of a lawsuit in the state of New York. This lawsuit involves claims for overtime pay from New York store managers who worked in our stores.

Investment Income

The change in investment income in fiscal 2013, as compared to fiscal 2012, was not material.

Interest Expense

The change in interest expense in fiscal 2013, as compared to fiscal 2012, was not material.

Other Income

The change in other income in fiscal 2013, as compared to fiscal 2012, was not material.

Income Taxes

The effective tax rate was 35.8% for fiscal 2013 compared to 36.4% in fiscal 2012. The decrease in the effective tax rate in fiscal 2013, as compared to fiscal 2012, was due primarily to a decrease in the reserve for state taxes and an increase in the benefit of federal tax credits partially offset by an increase in the reserves for uncertain tax positions.

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

Cost of Sales

Cost of sales increased 10.1% in fiscal 2012 compared to fiscal 2011. The increase was due primarily to additional sales volume. Cost of sales, as a percentage of net sales, was 65.1% in fiscal 2012 compared to 64.5% in fiscal 2011. Cost of sales, as a percentage of net sales, was negatively impacted by the shift in sales mix to lower-margin consumable merchandise, an increase in inventory shrinkage, and higher markdowns. These pressures were partially offset by an increase in the markups on the sales of merchandise. The growth in sales of lower-margin consumables (69.0% of net sales in fiscal 2012 compared with 66.5% of net sales in fiscal 2011) continues to pressure gross profit as a percentage of net sales. Inventory shrinkage increased during fiscal 2012 as a result of increased activities in our stores, including renovations and significant merchandise expansions. We continue to use markdowns in our stores to drive revenue growth during challenging macro-economic times as well as to increase market share. We continue to focus on improving our purchase markups through the continued development of our private brand assortment, the expansion of our Global Sourcing efforts, and improved price management capabilities.

Selling, General and Administrative Expenses

SG&A expenses increased 7.3% in fiscal 2012 compared to fiscal 2011. The increase in these expenses was due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 27.7% in fiscal 2012 compared to 28.2% in fiscal 2011. Most expenses in fiscal 2012 were leveraged as a result of a 4.7% increase in comparable store sales and continued productivity improvements. In addition, SG&A expenses, as a percentage of net sales, were leveraged as a result of a decrease in store payroll costs (approximately 0.3% of net sales) and a decrease in insurance expense (approximately 0.2% of net sales). These improvements were partially offset by increased marketing expense (approximately 0.1% of net sales) in fiscal 2012, as compared to fiscal 2011. The decrease in store payroll costs was a result of the continued benefit from improvements implemented to re-engineer many of our core store processes, which has increased workforce productivity. Insurance expense continues to benefit from favorable trends in workers' compensation and general liability costs reflecting improvements we have made in our store operations and risk management processes. Our marketing expense increased as a percentage of net sales as we expanded our customer communications, leveraged various marketing vehicles and improved our marketing and promotional materials.

Litigation Charge

During the fourth quarter of fiscal 2012, we recorded an $11.5 million litigation charge associated with the preliminary settlement of a lawsuit in the state of New York. This lawsuit involves claims for overtime pay from New York store managers who worked in our stores.

Investment Income

The change in investment income in fiscal 2012, as compared to fiscal 2011, was not material.

Interest Expense

Interest expense increased $2.6 million in fiscal 2012 compared to fiscal 2011. On January 28, 2011, we issued $300 million in senior unsecured notes with a coupon rate of 5.00% maturing in 2021 (the “2021 Notes”). The increase in interest expense in fiscal 2012, as compared to fiscal 2011, was primarily driven by the interest expense on the 2021 Notes.

Other Income

The change in other income in fiscal 2012, as compared to fiscal 2011, was not material.

Income Taxes

The effective tax rate was 36.4% for fiscal 2012 compared to 37.1% in fiscal 2011. The decrease in the effective tax rate in fiscal 2012, as compared to fiscal 2011, was due primarily to foreign tax benefits realized in connection with the Company's Global Sourcing efforts and a decrease in the reserves for uncertain tax positions.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. During fiscal 2013, our cash and cash equivalents increased $48.7 million, as compared to fiscal 2012, and our operating cash flows were $472.0 million. We believe our operating cash flows, proceeds from sale-leaseback transactions, and credit facilities are sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. We have availability under our two credit facilities to borrow up to $700 million (less standby letters of credit needed for collateral for our insurance programs of $18.8 million) to supplement operating cash flows. During fiscal 2013, to help supplement our operating cash flows and to support our growth initiatives, including our significant merchandise expansions and our Fee Development Program, we had borrowings under our unsecured revolving credit facilities and had an average daily outstanding balance of $141.5 million during fiscal 2013. Working capital at the end of fiscal 2013 was $776.8 million compared to $702.5 million at the end of fiscal 2012. We believe operating cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations and growth initiatives.

Restricted Cash and Investments

We have restricted cash and investments to serve as collateral for certain of our insurance obligations that are held at our wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from our account without the consent of the secured party. As of August 31, 2013, we held $55.5 million in this restricted account, of which $35.4 million was included in Restricted Cash and Investments and $20.1 million was included in Other Assets in the Consolidated Balance Sheets. As of August 25, 2012, we held $55.3 million in this restricted account, of which $45.9 million was included in Restricted Cash and Investments and $9.4 million was included in Other Assets in the Consolidated Balance Sheets. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations. Previously, these obligations were collateralized using standby letters of credit under our revolving credit facilities. We made this change to achieve savings in the cost of collateralizing our insurance obligations.
Additionally, in conjunction with the sale-leaseback transactions completed in fiscal 2013 and fiscal 2012, certain proceeds from the transactions were placed into an escrow account with an independent third-party in connection with like-kind exchange transactions, which permits the deferral of a portion of the tax gain associated with the sale of the stores. The Company intended to use these proceeds to purchase additional new stores and was required to do so within 180 days from the closing of the transactions to realize the deferral. During the 180-day deferral period, these assets were classified as Restricted Cash and Investments in the Consolidated Balance Sheets. We had no restricted cash and investments balance related to these transactions as of the end of fiscal 2013 and $80.4 million as of the end of fiscal 2012.

Fee Development Program and Sale-Leaseback Transactions

We occupy most of our stores under operating leases. As part of our new store growth strategy, we have created a Fee Development Program (“Fee Development Program”), intended to provide us with a more cost effective means to finance the construction of new and relocated store locations.

Under the Company's previous model for opening newly constructed stores, once a viable store site was located, a developer would acquire the land and construct a store. Store construction was funded by the developer through construction loans. Upon completion of the construction, the store would be leased to the Company. The total construction cost of the store, and ultimate lease cost to the Company, would be impacted by the developer's construction and financing costs. Under the Fee Development Program, once a viable store site is located, the Company acquires the land, funds the construction with its own capital, and pays the developer a fee for its work on the project. This program results in a lower total construction cost of the store because the Company's weighted average borrowing rate, based on its investment grade credit rating, is lower than interest rates on construction loans its developers could obtain. Under this program, the Company owns the store throughout the construction phase and upon completion of construction.

As the Company's current real estate strategy is to not own store locations, the Company has used, and intends to continue to use, sale-leaseback transactions to sell stores it owns as a result of the Fee Development Program and concurrently lease them back. By completing sale-leaseback transactions, the Company monetizes the value of the stores it sells. The Company then intends to re-invest the proceeds into the Fee Development Program to construct more stores. During fiscal 2013, we invested in projects at a cost of $292.5 million under this program.

During fiscal 2013, the Company completed sale-leaseback transactions under which it sold a total of 256 stores and 29 parcels of land to unrelated third-parties for net proceeds of approximately $335.0 million and $10.2 million, respectively. Upon closing of the transactions, the Company realized a gain on the sale of the stores of $84.7 million, of which approximately $2.4 million was recognized immediately and approximately $82.3 million was deferred and will be amortized over the initial lease term.

During fiscal 2012, the Company completed sale-leaseback transactions under which it sold a total of 276 stores to unrelated third-parties for net proceeds of $359.7 million. Upon closing of the transactions, the Company deferred a gain of approximately $171.6 million realized on the sale of the stores and will amortize the gain over the initial lease term.

Concurrent with these sales, we entered into agreements to lease the properties back from the purchasers over an initial lease term of 15 years upon completion of construction. The master leases for each transaction include an initial term of 15 years and four, five-year renewal options and provides for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties and considers the leases as normal leasebacks under ASC 840.

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

As of August 31, 2013, the Company had no outstanding borrowings under the credit facilities. As of August 25, 2012, the Company had $15.0 million in outstanding borrowings under the credit facilities. During fiscal 2013, the Company had an average daily outstanding balance of $141.5 million at an annualized weighted-average interest rate of 1.5% under its unsecured revolving credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 31, 2013, the Company was in compliance with all such covenants.

Long-Term Debt

On January 28, 2011, the Company issued $300 million of 5.00% unsecured senior notes due February 1, 2021 (the “2021 Notes”), through a public offering. The Company’s proceeds were approximately $298.5 million, net of an issuance discount of $1.5 million. In addition, the Company incurred issuance costs of approximately $3.3 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes. Interest on the 2021 Notes is payable semiannually in arrears on the 1st day of February and August of each year, commencing on August 1, 2011. The 2021 Notes rank pari passu in right of payment with the Company’s other unsecured senior indebtedness and will be senior in right of payment to any subordinated indebtedness. The Company may redeem the 2021 Notes in whole at any time or in part from time to time, at the option of the Company, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 2021 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization that began on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the 2015 Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 31, 2013, the Company was in compliance with all such covenants.

Principal Payment

During the first quarter of fiscal 2013, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million was paid in September 2013.

Other Considerations

Our merchandise inventories at the end of fiscal 2013 were 2.9% greater than at the end of fiscal 2012. Inventory per store at the end of fiscal 2013 was 3.3% lower than inventory per store at the end of fiscal 2012, which was a result of our efforts to manage inventory levels in our stores.

Capital expenditures for fiscal 2013 were $744.4 million, compared with $603.3 million in fiscal 2012, and $345.3 million in fiscal 2011. The growth in capital expenditures during fiscal 2013, as compared to fiscal 2012, was primarily related to increased investments in new stores, including investments in fee development stores. In fiscal 2013 we spent $385.2 million related to new stores; $149.1 million on our store renovation program; $76.0 million to support our supply chain, including the completion of our eleventh distribution center; $81.1 million related to corporate and technology investments; and $53.0 million on existing stores. The increase in capital expenditures during fiscal 2012, as compared to fiscal 2011, was due primarily to increased new store openings (including stores opened under our Fee Development Program), the completion of the construction of our tenth distribution center, investments in fixtures to support our expanded assortment of consumables, and investments related to renovations, relocations and expansions. In fiscal 2012, we spent $203.0 million on new stores; $160.9 million on our store renovation program; $99.9 million on existing stores; $89.4 million to support our supply chain, including the completion of construction of our tenth distribution center and the start of construction of our eleventh distribution center; and $50.1 million related to corporate and technology investments.

During fiscal 2013, we purchased 1.2 million shares of our common stock at a cost of $75.0 million, compared to 3.2 million shares at a cost of $191.6 million in fiscal 2012, and 13.9 million shares at a cost of $670.5 million in fiscal 2011. On January 17, 2013, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $300 million of the Company’s outstanding common stock. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to $250 million of the Company’s outstanding common stock. As of August 31, 2013, the Company had $370.8 million remaining under current share repurchase authorizations.

The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase programs do not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

In addition to the Restricted Cash and Investments noted above, our wholly-owned captive insurance subsidiary maintains additional balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of fiscal 2013, these cash and cash equivalents and investment securities balances (including Restricted Cash and Investments) were $3.1 million and $82.0 million, respectively.

Additionally, in fiscal 2013, we continued to expand our Global Sourcing team, develop stronger processes to help us integrate our sourcing activities with our category management efforts and expand our supplier network. As a result of this global expansion and the increased activities being performed by our Global Sourcing team members, we had $23.0 million of cash and cash equivalents in these foreign entities as of August 31, 2013. We are not dependent on dividends from our foreign entities to fund our domestic operations. Unremitted earnings from foreign entities, which are considered to be invested indefinitely, would become subject to U.S. income taxes if they were remitted as dividends or were lent to a domestic entity.

Cash Flows from Operating Activities

Cash provided by operating activities increased $102.6 million during fiscal 2013 to $472.0 million, as compared to fiscal 2012. The increase was due primarily to a reduction in payments for merchandise inventories in fiscal 2013, as compared to fiscal 2012, which was offset partially by changes in prepayments and other current assets and income taxes, all in the ordinary course of business.

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

Cash Flows from Investing Activities

Cash used in investing activities increased $116.3 million during fiscal 2013 to $314.6 million, as compared to fiscal 2012. The change was due primarily to an increase in capital expenditures, offset partially by net changes in restricted cash and investments and investment securities. The increase in capital expenditures during fiscal 2013 is discussed above.

Cash used in investing activities decreased $82.1 million during fiscal 2012, as compared to fiscal 2011. The change was due to the net proceeds received from the sale-leaseback transaction of $359.7 million, offset partially by an increase in capital expenditures. The increase in capital expenditures during fiscal 2012 is discussed above.

Cash Flows from Financing Activities

Cash used in financing activities decreased $111.4 million during fiscal 2013 to $108.7 million, as compared to fiscal 2012. We purchased $75.0 million of our common stock during fiscal 2013 as compared to $191.6 million in fiscal 2012, a decrease in share repurchases of $116.6 million.

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

Contractual Obligations and Other Commercial Commitments

The following table shows our obligations and commitments to make future payments under contractual obligations at the end of fiscal 2013.

	Payments Due During
(in thousands) Contractual Obligations	Total	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter
Long-term debt	$517,600	$16,200	$16,200	$185,200	$—	$—	$300,000
Interest	139,177	26,265	25,416	19,996	15,000	15,000	37,500
Merchandise letters of credit	75,589	75,589	—	—	—	—	—
Operating leases	3,561,136	515,254	474,601	426,788	381,196	328,527	1,434,770
Construction obligations	38,135	38,135	—	—	—	—	—
Minimum royalties(1)	3,500	2,800	700	—	—	—	—
Total	$4,335,137	$674,243	$516,917	$631,984	$396,196	$343,527	$1,772,270

(1)	Minimum royalty payments related to an exclusive agreement to sell certain branded merchandise.

As of August 31, 2013, we had $30.2 million in liabilities related to our uncertain tax positions. At this time, we cannot reasonably determine the timing of any payments related to these liabilities, except for $4.8 million, which were classified as current liabilities and may become payable within the next 12 months. See Note 10 to the Consolidated Financial Statements included in this Report for more information on our tax liabilities.

The following table shows our other commercial commitments at the end of fiscal 2013.

Other Commercial Commitments (in thousands)	Total Amounts Committed
Standby letters of credit	$48,767
Surety bonds	37,036
Total	$85,803

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. The ASU will be effective for us beginning in the first quarter of fiscal 2014 and is not expected to have a material impact on our Consolidated Financial Statements.

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

Merchandise Inventories:

Our inventories are valued using the retail method, based on retail prices less mark-on percentages, which approximates the lower of first-in, first-out (FIFO) cost or market. We record adjustments to inventory through cost of sales when retail price reductions, or markdowns, are taken against on-hand inventory. In addition, we make estimates and judgments regarding, among other things, initial markups, markdowns, future demand for specific product categories and market conditions, all of which can significantly impact inventory valuation. These estimates and judgments are based on the application of a consistent methodology each period. While we believe that we have sufficient current and historical knowledge to record reasonable estimates for these components, if actual demand or market conditions are different than our projections, it is possible that actual results could differ from recorded estimates. This risk is generally higher for seasonal merchandise than for non-seasonal merchandise. We estimate inventory losses for damaged, lost or stolen inventory (inventory shrinkage) for the period from the most recent physical inventory to the financial statement date. The accrual for estimated inventory shrinkage was $77.5 million as of the end of fiscal 2013 and $58.8 million as of the end of fiscal 2012. The accrual for estimated inventory shrinkage is based on the trailing twelve-month actual inventory shrinkage rate and can fluctuate from period to period based on the timing of the physical inventory counts. Stores receive a physical inventory at least annually. There were no material changes in the estimates or assumptions related to the valuation of inventory during fiscal 2013.

Property and Equipment:

We state property and equipment at cost. We calculate depreciation for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets. For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally between five and fifteen years), including reasonably assured renewal options, or the asset’s useful economic life. The valuation and classification of these assets and the assignment of useful depreciable lives involves significant judgments and the use of estimates. The increase in gross property and equipment, before depreciation, is not commensurate with capital expenditures due to the significant amount of assets sold during the year under sale-leaseback transactions. We generally do not assign salvage value to property and equipment. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Historically, our impairment losses on fixed assets, which typically relate to normal store closings, have not been material to our financial position and results of operations. There were no material changes in the estimates or assumptions related to the valuation and classification of property and equipment during fiscal 2013. See Notes 1 and 5 to the Consolidated Financial Statements included in this Report for more information on property and equipment.

Insurance Liabilities:

We are primarily self-insured for health care, property loss, workers’ compensation, general liability, and auto liability costs. These costs are significant primarily due to the large number of our retail locations and employees. Our self-insurance liabilities are based on the total estimated costs of claims filed and estimates of claims incurred but not reported, less amounts paid against such claims, and are not discounted. We review current and historical claims data in developing our estimates. We also use information provided by outside actuaries with respect to medical, workers’ compensation, general liability, and auto liability claims. The insurance liabilities we record are mainly influenced by changes in payroll expense, sales, number of vehicles, and the frequency and severity of claims. The estimates of more recent claims are more volatile and more likely to change than older claims. If the underlying facts and circumstances of the claims change or if the historical trend is not indicative of future trends, then we may be required to record additional expense or a reduction in expense, which could be material to our reported financial condition and results of operations.

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

Our total liabilities for workers’ compensation, general liability and auto liability costs were $232.1 million ($52.2 million current and $179.9 million non-current) as of the end of fiscal 2013 and $236.7 million ($52.0 million current and $184.6 million non-current) as of the end of fiscal 2012. The current portion of the liabilities is included in Accrued Liabilities on the Consolidated Balance Sheets, and the non-current portion is included in Other Liabilities. The insurance assets related to these amounts totaled $31.7 million ($2.5 million current and $29.2 million non-current) as of the end of fiscal 2013 and $34.8 million ($2.9 million current and $31.9 million non-current) as of the end of fiscal 2012. The current portion of the assets is included in prepayments and Other Current Assets on the Consolidated Balance Sheets, and the non-current portion is included in Other Assets. There were no other material estimates for insurance liabilities during fiscal 2013 or fiscal 2012. Our insurance expense during fiscal 2013, fiscal 2012 and fiscal 2011 was impacted by changes in our liabilities for workers’ compensation, general liability and auto liability costs.

Contingent Income Tax Liabilities:

We are subject to routine income tax audits that occur periodically in the normal course of business, and we record contingent income tax liabilities related to our uncertain tax positions. Our liabilities related to uncertain tax positions require an assessment of the probability of the income-tax-related exposures and settlements and are influenced by our historical audit experiences with various taxing authorities as well as by current income tax trends. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. Our liabilities related to uncertain tax positions were $30.2 million as of the end of fiscal 2013 and $22.4 million as of the end of fiscal 2012. There were no material changes in the estimates or assumptions used to determine contingent income tax liabilities during fiscal 2013. See Note 10 to the Consolidated Financial Statements included in this Report for more information on our contingent income tax liabilities.

Contingent Legal Liabilities:

We are involved in numerous legal proceedings and claims. Our accruals, if any, related to these proceedings and claims are based on a determination of whether or not the loss is both probable and estimable. We review outstanding claims and proceedings with external counsel to assess probability and estimates of loss. We re-evaluate the claims and proceedings each quarter or as new and significant information becomes available, and we adjust or establish accruals, if necessary. If circumstances change, we may be required to record adjustments that could be material to our reported financial condition and results of operations. Our total legal liabilities were not material as of the end of fiscal 2013 or fiscal 2012. There were no material changes in the estimates or assumptions used to determine contingent legal liabilities during fiscal 2012. See Note 12 to the Consolidated Financial Statements included in this Report for more information on our contingent legal liabilities.

Stock-based Compensation Expense:

We measure stock-based compensation expense based on the estimated fair value of the award on the grant date. The determination of the fair value of our employee stock options on the grant date is calculated using a Black-Scholes option-pricing model and is affected by our stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We also grant performance share rights and adjust compensation expense each quarter based on the ultimate number of shares expected to be issued. If factors change and we employ different assumptions to measure stock-based compensation in future periods, the compensation expense recorded may differ significantly from the amount recorded in the current period. Our results for fiscal 2013, fiscal 2012 and fiscal 2011 include stock-based compensation expense of $16.3 million, $15.9 million and $14.7 million, respectively. There were no material changes in the estimates or assumptions used to determine stock-based compensation during fiscal 2013. See Note 13 to the Consolidated Financial Statements included in this Report for more information on stock-based compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings under our credit facility. As of August 31, 2013, the analysis indicated that such a movement would not have a material impact on our financial position, results of operations or cash flows. During fiscal 2013 and fiscal 2012 we incurred an immaterial amount of interest expense related to our credit facilities.

We are also subject to market risk from exposure to changes in the fair value of our investment securities. Our investment securities currently include auction rate securities that are subject to failed auctions and are not currently liquid. As of August 31, 2013, we had a $2.7 million unrealized loss ($1.7 million net of taxes) related to these investments. We believe we will be able to liquidate our auction rate securities at par at some point in the future as a result of issuer calls or refinancings, repurchases by the broker dealers, or upon maturity. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in the illiquidity factor along with a 12-month increase or decrease in the weighted average term. As of August 31, 2013, the analysis indicated such movement could result in a gross unrealized loss ranging from $1.6 million to $4.7 million. See Note 2 to the Consolidated Financial Statements included in this Report for more information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Family Dollar Stores, Inc., and Subsidiaries:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Family Dollar Stores, Inc., and its subsidiaries at August 31, 2013 and August 25, 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A elsewhere in this Report. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
October 28, 2013

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except per share amounts)	August 31, 2013	August 25, 2012	August 27, 2011
Net sales	$10,391,457	$9,331,005	$8,547,835
Cost and expenses:
Cost of sales	6,836,712	6,071,058	5,515,540
Selling, general and administrative	2,866,788	2,584,234	2,409,522
Litigation charge	—	11,500	—
Cost of sales and operating expenses	9,703,500	8,666,792	7,925,062
Operating profit	687,957	664,213	622,773
Investment income	422	927	1,532
Interest expense	25,888	25,090	22,446
Other income	28,206	23,888	15,299
Income before income taxes	690,697	663,938	617,158
Income taxes	247,122	241,698	228,713
Net income	$443,575	$422,240	$388,445
Net income per common share—basic	$3.85	$3.61	$3.15
Weighted average shares—basic	115,252	117,097	123,360
Net income per common share—diluted	$3.83	$3.58	$3.12
Weighted average shares—diluted	115,805	118,058	124,486
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Net income	$443,575	$422,240	$388,445
Other comprehensive income:
Unrealized gains/(losses) on investment securities (net of taxes of $0.4 million in fiscal 2013, $2.7 million in fiscal 2012 and $0.6 million in fiscal 2011)	(413)	4,527	904
Other	59	35	(261)
Comprehensive income	$443,221	$426,802	$389,088
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)	August 31, 2013	August 25, 2012
Assets
Current assets:
Cash and cash equivalents	$140,999	$92,333
Short-term investment securities	4,000	6,271
Restricted cash and investments	35,443	126,281
Merchandise inventories	1,467,016	1,426,163
Deferred income taxes	34,510	69,518
Income tax refund receivable	13,485	—
Prepayments and other current assets	161,552	47,604
Total current assets	1,857,005	1,768,170
Property and equipment, net	1,732,544	1,496,360
Investment securities	22,977	23,720
Other assets	97,335	84,815
Total assets	$3,709,861	$3,373,065
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$—	$15,000
Current portion of long-term debt	16,200	16,200
Accounts payable	723,200	674,202
Accrued liabilities	335,854	328,398
Income taxes	4,968	31,857
Total current liabilities	1,080,222	1,065,657
Long-term debt	500,275	516,320
Other liabilities	289,194	268,341
Deferred gain (Note 7)	218,088	156,866
Deferred income taxes	23,027	68,254
Commitments and contingencies (Note 12)
Shareholders’ equity (Note 14):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $.10 par; authorized 600,000,000 shares; issued 120,091,158 shares at August 31, 2013, and 119,125,739 shares at August 25, 2012, and outstanding 115,092,113 shares at August 31, 2013, and 115,362,048 shares at August 25, 2012	12,009	11,913
Capital in excess of par	299,865	259,189
Retained earnings	1,569,625	1,234,384
Accumulated other comprehensive loss	(2,195)	(1,841)
Common stock held in treasury, at cost (4,999,045 shares at August 31, 2013, and 3,763,691 shares at August 25, 2012)	(280,249)	(206,018)
Total shareholders’ equity	1,599,055	1,297,627
Total liabilities and shareholders’ equity	$3,709,861	$3,373,065
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share and share amounts)	Common Stock	Capital in excess of par	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance, August 28, 2010 (130,452,959 shares common stock; 16,043,278 shares treasury stock)	$14,650	$243,831	$1,665,646	$(7,046)	$(495,527)	$1,421,554
Net income for the year			388,445			388,445
Unrealized gains on investment securities (net of $0.6 million of taxes)				904		904
Other				(261)		(261)
Issuance of 819,995 common shares under incentive plans, including tax benefits	82	16,430				16,512
Purchase of 13,934,868 common shares for treasury					(670,466)	(670,466)
Issuance of 15,255 shares of treasury stock under incentive plans (Director compensation)		131			544	675
Stock-based compensation		14,053				14,053
Dividends declared on common stock, $0.695 per share			(84,342)			(84,342)
Balance, August 27, 2011 (117,353,341 shares common stock; 29,962,891 shares treasury stock)	$14,732	$274,445	$1,969,749	$(6,403)	$(1,165,449)	$1,087,074
Net income for the year			422,240			422,240
Unrealized gains on investment securities (net of $2.7 million of taxes)				4,527		4,527
Other				35		35
Issuance of 1,209,507 common shares under incentive plans, including tax benefits	121	29,602				29,723
Purchase of 3,214,866 common shares for treasury					(191,573)	(191,573)
Retirement of 29,400,000 shares of treasury stock	(2,940)	(60,139)	(1,087,303)		1,150,382	—
Issuance of 14,066 shares of treasury stock under incentive plans (Director compensation)		152			622	774
Stock-based compensation		15,129				15,129
Dividends declared on common stock, $0.60 per share			(70,302)			(70,302)
Balance, August 25, 2012 (115,362,048 shares common stock; 3,763,691 shares treasury stock)	$11,913	$259,189	$1,234,384	$(1,841)	$(206,018)	$1,297,627
Net income for the year			443,575			443,575
Unrealized gains on investment securities (net of $0.4 million of taxes)				(413)		(413)
Other				59		59
Issuance of 965,419 common shares under incentive plans, including tax benefits	96	25,141				25,237
Purchase of 1,248,284 common shares for treasury					(74,954)	(74,954)
Issuance of 12,930 shares of treasury stock under incentive plans (Director compensation)		27			723	750
Stock-based compensation		15,508				15,508
Dividends declared on common stock, $0.94 per share			(108,334)			(108,334)
Balance, August 31, 2013 (120,091,158 shares common stock; 4,999,045 shares treasury stock)	$12,009	$299,865	$1,569,625	$(2,195)	$(280,249)	$1,599,055
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Cash flows from operating activities:
Net income	$443,575	$422,240	$388,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,485	213,835	182,455
Amortization of deferred gain	(15,123)	(3,087)	—
Deferred income taxes	3,693	(24,321)	46,805
Excess tax benefits from stock-based compensation	(13,231)	(12,345)	(4,745)
Stock-based compensation	16,258	15,902	14,728
Loss on disposition of property and equipment, including impairment	5,826	11,429	9,461
Changes in operating assets and liabilities:
Merchandise inventories	(40,853)	(271,503)	(126,638)
Prepayments and other current assets	(113,920)	23,838	(8,409)
Other assets	(449)	(2,506)	(4,888)
Accounts payable and accrued liabilities	(32,656)	(36,497)	37,057
Income taxes	(40,374)	37,209	(23,799)
Other liabilities	19,742	(4,823)	17,592
Net cash provided by operating activities	471,973	369,371	528,064

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(44,278)	(211,142)	(352,082)
Sales of restricted and unrestricted investment securities	45,728	334,915	415,877
Net change in restricted cash	79,924	(80,389)	—
Net proceeds from sale-leaseback	345,249	359,663	—
Capital expenditures	(744,428)	(603,313)	(345,268)
Proceeds from dispositions of property and equipment	3,214	1,955	1,055
Net cash used in investing activities	(314,591)	(198,311)	(280,418)

Cash flows from financing activities:
Short-term borrowings	2,060,000	362,300	46,000
Repayment of short-term borrowings	(2,075,000)	(347,300)	(46,000)
Issuance of long-term debt	—	—	298,482
Payment of debt issuance costs	—	—	(7,811)
Repayments of long-term debt	(16,200)	(16,200)	—
Repurchases of common stock	(74,954)	(191,573)	(670,466)
Change in cash overdrafts	71,745	26,786	(47,722)
Proceeds from exercise of employee stock options	20,796	24,900	17,216
Excess tax benefits from stock-based compensation	13,231	12,345	4,745
Payment of dividends	(108,334)	(91,390)	(83,439)
Net cash used in financing activities	(108,716)	(220,132)	(488,995)

Net change in cash and cash equivalents	48,666	(49,072)	(241,349)
Cash and cash equivalents at beginning of year	92,333	141,405	382,754
Cash and cash equivalents at end of year	$140,999	$92,333	$141,405
Supplemental disclosures of cash flow information:
Purchases of property and equipment awaiting processing for payment, included in accounts payable	$57,379	$54,609	$36,220
Cash paid during the period for:
Interest, net of amounts capitalized	21,895	24,001	20,395
Income taxes, net of refunds	272,748	234,740	201,843
The accompanying notes are an integral part of the consolidated financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies:

Description of business

The Company operates a chain of more than 7,900 general merchandise retail discount stores in 46 contiguous states, providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. The Company’s products include health and beauty aids, packaged food and refrigerated products, home cleaning supplies, housewares, stationery, seasonal goods, apparel and domestics. In the typical Family Dollar store, the majority of the products are priced at $10 or less, with many of the products priced at $1 or less. The Company manages its business on the basis of one operating segment.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly- owned. All intercompany balances and transactions have been eliminated.
Fiscal year
The Company’s fiscal year generally ends on the Saturday closest to August 31 of each year, which results in an extra week every six years. Fiscal 2013 was a 53-week year, whereas fiscal 2012 and fiscal 2011 were 52-week years.
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
The Company maintains zero balance cash disbursement accounts with certain banks. Outstanding checks in excess of funds on deposit with respect to these banks, referred to as cash overdrafts, are classified as Accounts Payable on the Consolidated Balance Sheets, and totaled $100.5 million at the end of fiscal 2013. Cash overdrafts totaled $28.8 million at the end of fiscal 2012. Changes in these overdraft amounts are recorded as financing activities on the Consolidated Statements of Cash Flows.
The Company’s wholly-owned captive insurance subsidiary maintains balances in cash and cash equivalents that are used in connection with the Company’s retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. These cash and cash equivalents balances totaled $2.7 million as of the end of fiscal 2013 and $19.0 million as of the end of fiscal 2012.

Investment securities
The Company classifies all investment securities as available-for-sale. Securities accounted for as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from net income and shown separately as a component of Accumulated Other Comprehensive Income within Shareholders’ Equity on the Consolidated Balance Sheets. The Company’s short-term investment securities currently consist primarily of short-term bond mutual funds, municipal debt securities, and equity securities. The Company’s long-term investment securities currently consist of auction rate securities. See Notes 2 and 3 for more information on the Company’s investment securities.

In addition to the cash and cash equivalents balances discussed above, the Company’s wholly-owned captive insurance subsidiary also maintains balances in investment securities that are not designated for general corporate purposes. These investment securities balances were $27.0 million as of the end of fiscal 2013 and $30.0 million as of the end of fiscal 2012.

Restricted cash and investments

The Company has restricted cash and investments that serve as collateral for certain of the Company's insurance obligations. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of August 31, 2013, the Company held $55.5 million in this restricted account, of which $35.4 million was included in Restricted Cash and Investments and $20.1 million was included in Other Assets in the Consolidated Balance Sheets. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations. Previously, these obligations were collateralized using standby letters of credit under the Company's revolving credit facilities.

Additionally, in conjunction with the sale-leaseback transactions completed in fiscal 2013 and fiscal 2012, certain proceeds from the transactions were placed into an escrow account with an independent third-party in connection with like-kind exchange transactions, which permits the deferral of a portion of the tax gain associated with the sale of the stores. The Company intended to use these proceeds to purchase additional new stores and was required to do so within 180 days from the closing of the transactions to realize the deferral. During the 180-day deferral period, these assets were classified as Restricted Cash and Investments in the Consolidated Balance Sheets. The Company had no restricted cash and investments balance related to these transactions as of the end of fiscal 2013 and $80.4 million as of the end of fiscal 2012.

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

Property and equipment

Property and equipment is stated at cost. Depreciation for financial reporting purposes is calculated using the straight-line method over the estimated useful lives of the related assets. For leasehold improvements, this depreciation is over the shorter of the term of the related lease (generally between five and fifteen years) including renewal options or the asset’s useful economic life.

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

Capitalized interest

The Company capitalizes interest on borrowed funds during the construction of property and equipment.  The Company capitalized $7.3 million, $4.0 million and $0.6 million of interest costs during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Treasury share retirement

The Company periodically retires treasury shares acquired through share repurchases and returns those shares to the status of authorized but unissued. The Company accounts for treasury stock transactions under the cost method. For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value. Thus, the average cost per share is re-averaged each time shares are acquired. When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both Retained Earnings and Capital in Excess of Par. The portion allocated to Capital in Excess of Par is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares issued, to the balance of Capital in Excess of Par as of the retirement date.

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
Advertising costs
Advertising costs, net of co-op recoveries from vendors, are expensed during the period of the advertisement and amounted to $18.9 million, $19.6 million and $17.1 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Vendor allowances

The Company receives vendor support in the form of cash payments or allowances through a variety of reimbursements such as purchase discounts, cooperative advertising, markdowns, scandowns, and volume rebates. We have agreements with vendors setting forth the specific conditions for each allowance or payment. In accordance with ASC 605-50, "Revenue Recognition - Customer Payments and Incentives," depending on the arrangement, we either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.
Operating leases
Except for its Store Support Center and distribution centers, the Company generally conducts its operations from leased facilities. Generally, store real estate leases have an initial term between five and fifteen years with multiple renewal options for additional five-year periods. The Company also has leases for equipment generally with lease terms of five years to ten years.

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
Income taxes
The Company records deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the income tax basis of its assets and liabilities. The Company estimates contingent income tax liabilities based on an assessment of the probability of the income-tax-related exposures and settlements related to uncertain tax positions. The Company intends to reinvest undistributed earnings of foreign subsidiaries indefinitely and anticipates earnings would not be repatriated unless it was tax efficient to do so. If earnings were distributed, the Company would be subject to U.S. taxes and withholding taxes payable to various foreign governments. See Note 10 for more information on the Company’s income taxes.
Stock-based compensation
The Company recognizes compensation expense related to its stock-based awards based on the fair value of the awards on the grant date. The Company utilizes the Black-Scholes option-pricing model to estimate the grant-date fair value of its stock option awards. The grant-date fair value of the Company’s performance share rights awards is based on the stock price on the grant date. Compensation expense for the Company’s stock-based awards is recognized on a straight-line basis, net of estimated forfeitures, over the service period of each award. See Note 13 for more information on the Company’s stock-based compensation plans.
Other Income

The Company classifies income earned on non-merchandise transactions, which primarily includes fees charged to customers when receiving cash back on debit card transactions, in a line item captioned Other Income below Operating Profit. These amounts were previously classified in Selling, General and Administrative Expenses.
Reclassifications
Certain reclassifications of the amounts on the Consolidated Statements of Income and the Consolidated Statements of Cash Flows in fiscal 2012 and fiscal 2011 have been made to conform with the presentation of fiscal 2013. These reclassifications are not material.
New accounting pronouncements

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
The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of August 31, 2013, and August 25, 2012, for items that are required to be measured at fair value on a recurring basis:

	August 31, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,200	$26,200	$—	$—
Investment securities:
Auction rate securities	$22,977	—	—	22,977
Short-term bond mutual fund	$4,000	4,000	—	—
Restricted cash and investments: (1)
Money market funds	$437	437	—	—
Municipal debt securities	$55,055	—	55,055	—
Other assets:
Mutual funds(2)	$20,043	20,043	—	—

	August 25, 2012
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,902	$18,902	$—	$—
Investment securities:
Auction rate securities	$23,720	—	—	23,720
Short-term bond mutual fund	$5,000	5,000	—	—
Equity securities	$1,271	1,271	—	—
Restricted cash and investments: (1)
Municipal debt securities	$55,303	—	55,303	—
Other assets:
Mutual funds(2)	$17,903	17,903	—	—

(1)
As of August 31, 2013, restricted cash and investments of $35.4 million and $20.1 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Balance Sheets. As of August 25, 2012, restricted cash and investments of $45.9 million and $9.4 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Balance Sheets. See Note 1 for more information.

(2)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during fiscal 2013, fiscal 2012 or fiscal 2011.

Level 2 Inputs

All of the assets classified as Level 2 are valued by a third-party pricing service which uses matrix pricing to value the assets. The Company believes that while a majority of the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.

Auction Rate Securities

The Company's auction rate securities (“ARS”) are tax-exempt bonds that are collateralized by federally guaranteed student loans and are valued using Level 3 inputs. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). Due to the continued issues in the global credit and capital markets, specifically as it relates to the ARS market, the Company's ARS portfolio experienced sustained failed auctions. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of August 31, 2013, all of the Company’s $25.7 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature.

The Company does not currently expect to liquidate any ARSs going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining ARS portfolio at par through issuer calls, refinancings, or upon maturity. During fiscal 2013, the Company liquidated $0.2 million of auction rate securities at par as a result of issuer calls. As of August 31, 2013, all of the Company's ARS portfolio was subject to failed auctions and was classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity.

The Company had a temporary gross unrealized loss of $2.7 million ($1.7 million, net of taxes) with respect to its ARS portfolio as of August 31, 2013. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Balance Sheets. Because there is no active market for the Company’s ARS portfolio, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The two most significant unobservable inputs used in the analysis are the weighted average expected term to liquidate the securities and the illiquidity factor applied to the discount rate. The weighted average expected term assumption used in the analysis is based on the Company's estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis are based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, a factor was applied to the discount rates to reflect the illiquidity of the investments. These inputs used in Company’s analysis are sensitive to market conditions and the Company's valuation of its ARS portfolio can change significantly based on the assumptions used. As of August 31, 2013, a 100 basis point increase or decrease in the illiquidity factor along with a 12-month increase or decrease in the weighted average term could result in a gross unrealized loss ranging from $1.6 million to $4.7 million.

The Company also evaluated each of its ARS for other-than-temporary impairment. The Company's evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company's ARS portfolio remains high and the securities had a weighted average parity ratio of 122.9% as of August 31, 2013. Based on these factors, the Company concluded that there was no other-than-temporary impairment as of August 31, 2013.

The following table summarizes the change in the fair value of the Company’s ARS portfolio measured using Level 3 inputs during fiscal 2013 and fiscal 2012:

	Years Ended
(in thousands)	August 31, 2013	August 25, 2012
Beginning Balance	$23,720	$107,458
Net unrealized gain/(loss) included in other comprehensive income	(543)	7,187
Sales	(200)	(90,925)
Ending Balance	$22,977	$23,720
The transfers out of Level 3 during fiscal 2012 resulted from issuer call notices (at par). The Company treated the call notices as quoted prices in an inactive market (Level 2 inputs).

Additional Fair Value Disclosures

The estimated fair value of the Company’s current and long-term debt was $546.4 million as of August 31, 2013, and $576.4 million as of August 25, 2012. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that is private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s current and long-term debt was greater than the carrying value of the debt by $29.9 million as of August 31, 2013, and $43.9 million as of August 25, 2012. See Note 6 for more information on the Company’s long-term debt.

3.    Investment Securities:

All of the Company’s investment securities are currently classified as available-for-sale due to the fact that the Company does not intend to hold the securities to maturity and does not purchase the securities for the purpose of selling them to make a profit on short-term differences in price. Available-for-sale securities are carried at estimated fair value, with unrealized gains and losses, if any, reported as a component of Shareholders’ Equity. The Company’s investments consisted of the following available-for-sale securities at the end of fiscal 2013 and fiscal 2012 (in thousands):

August 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Fair Value
Auction rate securities	$25,650	$—	$2,673	(1)	$22,977
Short-term bond mutual fund	$4,000	—	—		4,000
Municipal debt securities	$54,954	101	—		55,055

August 25, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Fair Value
Auction rate securities	$25,850	$—	$2,130	(1)	$23,720
Short-term bond mutual fund	$5,000	—	—		5,000
Equity securities	$1,979	—	708		1,271
Municipal debt securities	$55,036	267	—		55,303

(1)	The gross unrealized holding losses for fiscal 2013 and fiscal 2012 were in a continuous unrealized loss position for 12 months or longer.
As discussed in Note 2 above, substantially all of the Company’s auction rate securities are not currently liquid and have contractual maturities ranging from 24 years to 28 years. The Company’s other debt securities include primarily municipal bonds and have weighted average maturities of less than one year.

Proceeds from sales of investment securities available-for-sale during fiscal 2013 were $45.7 million compared to $334.9 million in fiscal 2012 and $415.9 million in fiscal 2011. No material gains or losses were realized on those sales for fiscal 2013 and no gains or losses were realized on those sales for fiscal 2012 and fiscal 2011.

The Company also holds investments in mutual funds in connection with a deferred compensation plan for certain key management employees. These investments are classified as trading securities and are included, at fair value, in other assets on the Consolidated Balance Sheets. The Company records an offsetting deferred compensation liability in Other Liabilities. The fair value of the deferred compensation plan assets was $20.0 million as of the end of fiscal 2013 and $17.9 million as of the end of fiscal 2012. See Note 11 below for more information on the deferred compensation plan.

4.     Prepayments and Other Current Assets:

Prepayments and Other Current Assets consisted of the following at the end of fiscal 2013 and fiscal 2012:

(in thousands)	August 31, 2013	August 25, 2012
Vendor accounts receivable (net)	$70,579	$14,949
Prepaid rent	45,684	—
Other(1)	45,289	32,655
	$161,552	$47,604

(1)	Other current assets consist primarily of accrued interest receivable, short-term insurance assets, non-vendor receivables, and other prepaid expenses.

The Company performed an evaluation over an allowance for doubtful accounts on all accounts receivable balances and concluded the balances are not material to the financial statements in fiscal 2013, fiscal 2012 or fiscal 2011. The increase in the accounts receivable balance is due primarily to the Company's newly formed relationship with McLane in fiscal 2013.

5.     Property and Equipment:

Property and equipment is recorded at cost and consisted of the following at the end of fiscal 2013 and fiscal 2012:

(in thousands)	August 31, 2013	August 25, 2012
Buildings and building improvements	$567,133	$543,392
Furniture, fixtures and equipment	1,949,873	1,755,154
Transportation equipment	93,963	89,520
Leasehold improvements	552,218	484,383
Construction in progress	131,793	46,032
	3,294,980	2,918,481
Less: accumulated depreciation and amortization	1,665,452	1,515,265
	1,629,528	1,403,216
Land	103,016	93,144
	$1,732,544	$1,496,360
Depreciation expense was $238.9 million, $204.5 million and $179.5 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The increase in gross property and equipment, before depreciation, is not commensurate with capital expenditures due to the significant amount of assets sold during the year under sale-leaseback transactions. Refer to Note 7 for additional information on sale-leaseback transactions.

6.    Current and Long-Term Debt:

Current and long-term debt consisted of the following at the end of fiscal 2013 and fiscal 2012:

(in thousands)	August 31, 2013	August 25, 2012
5.24% Notes due September 27, 2015	$48,600	$64,800
5.41% Notes due September 27, 2015	169,000	169,000
5.00% Notes due February 1, 2021	298,875	298,720
	516,475	532,520
Less: current portion	16,200	16,200
Long-term portion	$500,275	$516,320

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

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization commencing on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. Interest on the 2015 Notes is payable semi-annually in arrears on the 27th day of March and September of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 31, 2013, the Company was in compliance with all such covenants.

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

As of August 31, 2013, the Company had no outstanding borrowings under the credit facilities. As of August 25, 2012, the Company had $15.0 million in outstanding borrowings under the credit facilities. During fiscal 2013, the Company had an average daily outstanding balance of $141.5 million at an annualized weighted-average interest rate of 1.5% under its unsecured revolving credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of August 31, 2013, the Company was in compliance with all such covenants.

7.    Sale-Leaseback Transactions

During fiscal 2013, the Company completed sale-leaseback transactions under which it sold a total of 256 stores to unrelated third-parties. Net proceeds from these sales were approximately $335.0 million. Upon closing of the transactions, the Company realized a gain on the sale of the stores of $84.7 million, of which approximately $2.4 million was recognized immediately and approximately $82.3 million was deferred and will be amortized over the initial lease term.
During fiscal 2012, the Company completed sale-leaseback transactions under which it sold a total of 276 stores to unrelated third-parties. Net proceeds from these sales were $359.7 million. Upon closing of the transactions, the Company deferred a gain of approximately $171.6 million realized on the sale of the stores and will amortize the gain over the initial lease term.
Concurrent with these sales in fiscal 2013 and 2012, the Company entered into agreements to lease the properties back from the purchasers over initial lease terms of 15 years. The master leases for the 532 stores includes an initial term of 15 years and four, five-year renewal options and provides for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company classified these leases as operating leases, actively uses the leased properties and considers the leases as normal leasebacks under ASC 840. The deferred gain on these transactions includes both a current and non-current portion, with the current portion based on the amount that is expected to amortize over the next 12 months. The current and non-current portions are included in Accrued Liabilities and Deferred Gain, respectively, on the Consolidated Balance Sheets.

Additionally, in fiscal 2013 the Company entered into an agreement with an unrelated third-party to construct new stores to lease under a build-to-suit structure. The transaction allows for the construction of stores up to $125 million through June 19, 2014. Under this agreement, the unrelated third-party will fund the construction of the stores, and the Company will act as the construction agent during the construction period. Upon the completion of the stores’ construction, the Company will lease the property under a 15-year operating lease. Each of the assets currently included in the portfolio are classified as operating leases under ASC 840, and all new transactions associated with this agreement will be assessed for classification as an operating lease. In connection with this agreement, the Company has sold 29 parcels of land to the unrelated third-party for proceeds of approximately $10.2 million. These sales qualify as sale-leaseback transactions under ASC 840.

8.    Accrued Liabilities:

Accrued liabilities consisted of the following at the end of fiscal 2013 and fiscal 2012:

(in thousands)	August 31, 2013	August 25, 2012
Compensation	$101,199	$99,673
Taxes other than income taxes	95,825	91,207
Self-insurance liabilities	52,229	52,224
Other(1)	86,601	85,294
	$335,854	$328,398

(1)
Other accrued liabilities consist primarily of certain store rental accruals, current portion of deferred gain on sale-leaseback transactions, medical insurance accruals, accrued interest, and litigation accruals.

9.    Other Liabilities:

Other liabilities consisted of the following at the end of fiscal 2013 and fiscal 2012:

(in thousands)	August 31, 2013	August 25, 2012
Self-insurance liabilities	$179,930	$184,638
Other(1)	109,264	83,703
	$289,194	$268,341

(1)	Other liabilities consist primarily of deferred rent, income taxes and deferred compensation.

10.    Income Taxes:

The provisions for income taxes in fiscal 2013, fiscal 2012 and fiscal 2011 were as follows:

	Years Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Current:
Federal	$216,077	$228,245	$155,893
State	24,927	36,709	25,974
Foreign	2,425	1,065	41
	243,429	266,019	181,908
Deferred:
Federal	6,780	(19,648)	44,964
State	(3,087)	(4,673)	1,832
Foreign	—	—	9
	3,693	(24,321)	46,805
Total	$247,122	$241,698	$228,713

The following table summarizes the components of income tax expense in fiscal 2013, fiscal 2012 and fiscal 2011:

	Years Ended
	August 31, 2013		August 25, 2012		August 27, 2011
(in thousands)	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income	Income tax expense	% of pre-tax income
Computed federal income tax	$241,744	35.0%	$232,378	35.0%	$216,005	35.0%
State income taxes, net of federal income tax benefit	19,765	2.9	17,893	2.7	17,695	2.9
Tax credits	(12,281)	(1.8)	(9,810)	(1.5)	(10,010)	(1.6)
Foreign rate differences	(5,290)	(0.8)	(2,379)	(0.4)	684	0.1
Uncertain tax positions	6,783	1.0	2,493	0.4	3,798	0.6
Valuation allowance	(247)	0.0	1,732	0.3	1,566	0.3
Other	(3,352)	(0.5)	(609)	(0.1)	(1,025)	(0.2)
Actual income tax expense	$247,122	35.8%	$241,698	36.4%	$228,713	37.1%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of the end of fiscal 2013 and the end of fiscal 2012, were as follows:

(in thousands)	August 31, 2013	August 25, 2012
Deferred income tax liabilities:
Excess of book over tax basis of property and equipment	$101,865	$109,397
Deferred income tax assets:
Excess of tax over book basis of inventories	$25,436	$26,359
Nondeductible accruals for:
Insurance	10,824	12,395
Compensation	37,580	34,717
Net operating losses	6,266	7,123
Deferred rent	24,398	19,063
Litigation charge	1,789	4,149
Other	12,547	12,594
Gross deferred income tax assets	118,840	116,400
Less: valuation allowance	(5,483)	(5,730)
Net deferred tax assets	$113,357	$110,670

The Company had state net operating loss carryforwards of $145.4 million as of August 31, 2013, and $128.4 million as of August 25, 2012, in various states. These carryforwards expire at different intervals up to fiscal year 2033. Management considers all available evidence in determining the likelihood that a deferred tax asset will not be realized.

The Company classifies accrued interest expense and penalties related to uncertain tax positions as a component of income tax expense. Interest and penalties increased income tax expense by $1.4 million in fiscal 2013, reduced income tax expense by $0.6 million in fiscal 2012, and increased income tax expense by $1.0 million in fiscal 2011. The increase in fiscal 2013 relates to changes in uncertain tax positions as compared to changes in uncertain tax positions during fiscal 2012 and additional uncertain tax positions recorded during fiscal 2011.

As of August 31, 2013, the Company had a liability related to uncertain tax positions of $30.2 million, including a gross unrecognized tax benefit of $24.1 million and accrued interest and penalties of $6.1 million. The related non-current deferred tax asset balance was $6.9 million as of August 31, 2013. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $23.2 million of the gross unrecognized tax benefits, including penalties and tax effected interest of $6.1 million, would result in income tax benefits in the income statement of a future period. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefit	Interest and Penalties	Total
Balance at August 28, 2010	$18,335	$5,096	$23,431
Increases related to prior year tax positions	6,305	1,799	8,104
Decreases related to prior year tax positions	(4,472)	—	(4,472)
Increases related to current year tax positions	3,190	530	3,720
Settlements during the period	(1,542)	(553)	(2,095)
Lapse of statute of limitations	(1,622)	(795)	(2,417)
Balance at August 27, 2011	$20,194	$6,077	$26,271
Increases related to prior year tax positions	1,147	1,668	2,815
Decreases related to prior year tax positions	(3,892)	(1,427)	(5,319)
Increases related to current year tax positions	4,879	442	5,321
Settlements during the period	(3,586)	(1,350)	(4,936)
Lapse of statute of limitations	(1,229)	(549)	(1,778)
Balance at August 25, 2012	$17,513	$4,861	$22,374
Increases related to prior year tax positions	877	999	1,876
Decreases related to prior year tax positions	(997)	(11)	(1,008)
Increases related to current year tax positions	11,012	1,752	12,764
Settlements during the period	(2,962)	(1,064)	(4,026)
Lapse of statute of limitations	(1,340)	(477)	(1,817)
Balance at August 31, 2013	$24,103	$6,060	$30,163

On a quarterly and annual basis, the Company accrues for the effects of open uncertain tax positions and the related interest and penalties. The Company is subject to U.S. federal income tax as well as income tax in multiple foreign, state and local jurisdictions. As of August 31, 2013, the Company was subject to U.S. federal tax and foreign examinations for fiscal years ending subsequent to 2009. With few exceptions, the Company is subject to state and local income tax examinations for fiscal years ending subsequent to 2009.

The amount of future unrecognized tax positions may be reduced because the statute of limitations has expired or the tax position is resolved with the taxing authority. It is reasonably possible that during the next 12 months the unrecognized tax benefit may be reduced by a range of zero to $4.8 million due to settlements of audits by taxing authorities. Such unrecognized tax benefits relate primarily to state tax issues.

As of August 31, 2013, the Company has not provided tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $21.5 million, because it is the Company’s intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and the calculation is not practicable. If earnings were distributed, the Company would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. The Company anticipates earnings would not be repatriated unless it was tax efficient to do so.

11.    Employee Benefit Plans:

Incentive compensation plan
The Company has an incentive profit-sharing plan which allows for payments to certain employees and officers at an aggregate annual amount not to exceed 7% of the Company’s consolidated income before income taxes and certain incentive compensation. Expenses under the profit-sharing plan were $9.4 million in fiscal 2013, $12.3 million in fiscal 2012 and $17.8 million in fiscal 2011.

Compensation deferral plans

The Company has a voluntary compensation deferral plan, under Section 401(k) of the Internal Revenue Code, available to eligible employees. At the discretion of the Board of Directors, the Company makes contributions to the plan which are allocated to participants, and in which they become vested, in accordance with formulas and schedules defined by the plan. Company expenses for contributions to the plan were $6.2 million in fiscal 2013, $3.2 million in fiscal 2012 and $4.0 million in fiscal 2011, and are included in Selling General and Administrative expenses on the Consolidated Statements of Income.

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

12.    Commitments and Contingencies:

Operating leases and other contractual obligations

The majority of the rental expense incurred by the Company relates to its stores and the majority of its stores are leased under agreements that generally have an initial term between five and fifteen years and provide for fixed rentals. Additionally, most of the Company’s leases require additional payments based upon a percentage of sales, property taxes, insurance premiums, or common area maintenance charges. Rental expenses on all operating leases, both cancelable and non-cancelable, for fiscal 2013, fiscal 2012 and fiscal 2011 were as follows:

(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Minimum rentals, net of minor sublease rentals(1)	$555,107	$481,871	$429,942
Contingent rentals	9,057	8,468	7,862
	$564,164	$490,339	$437,804

(1) Minimum rentals, net of minor sublease rentals have increased in fiscal 2013 primarily as a result of the new stores opened during fiscal 2013 and new leases as a result of stores sold under sale-leaseback transactions.

Aggregate minimum annual rentals under operating leases as of August 31, 2013, are as follows:

(in thousands)	Minimum Rentals
Fiscal 2014	$515,254
Fiscal 2015	474,601
Fiscal 2016	426,788
Fiscal 2017	381,196
Fiscal 2018	328,527
Thereafter	1,434,770
Total minimum rentals	$3,561,136

Additionally, the Company has outstanding standby letters of credit (which are primarily renewed on an annual basis), of which the majority are used as surety for future premium and deductible payments to the Company’s workers’ compensation and general liability insurance carrier. The following table shows the Company’s other commercial commitments as of August 31, 2013:

(in thousands)	Total Amounts Committed
Standby letters of credit	$48,767
Surety bonds	37,036
Total	$85,803
Litigation

The Company is engaged in a number of legal proceedings. The matters or groups of related matters discussed below, if decided adversely to the Company, or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition or results of operations.

Wage and Hour Class Actions

Since 2004, certain individuals who held the position of store manager for the Company have filed lawsuits alleging that the Company violated the Fair Labor Standards Act (“FLSA”), and/or similar state laws, by classifying them as “exempt” employees who are not entitled to overtime compensation. Some of the cases also seek to proceed as collective actions under the FLSA or as class actions under state laws. Plaintiffs seek recovery of overtime pay, liquidated damages, attorneys' fees, and court costs.

The Multi-District Litigation

Beginning in January 2001, the Company has been involved in a series of cases in which certain Store Managers have alleged that they were improperly classified as exempt employees under the Fair Labor Standards Act ("FLSA"). Current and former Store Managers have filed lawsuits alleging that the Company violated the FLSA and/or similar state laws, by classifying them as "exempt" employees who are not entitled to overtime compensation. The majority of the complaints in each action also request recovery of overtime pay, liquidated damages, and attorneys' fees, and court costs.

The first two of the MDL cases are Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc., filed in May 2004 and June 2006, respectively, and were pending in the U.S. District Court for the Western District of North Carolina, Charlotte Division (the "N.C. Federal Court"). In these cases, the court entered orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA is appropriate.

On July 9, 2009, the N.C. Federal Court granted summary judgment against Irene Grace on the merits of her misclassification claim under the FLSA. To date, the N.C. Federal Court has granted 46 summary judgments ruling that the Family Dollar Store Managers are properly classified as exempt employees.

The initial Grace and Ward plaintiffs appealed certain rulings of the N.C. Federal Court to the United States Court of Appeals for the Fourth Circuit including the N.C. Federal Court’s summary judgment order against Irene Grace. On March 22, 2011, the Fourth Circuit affirmed the N.C. Federal Court’s decision finding that Ms. Grace was exempt from overtime compensation under the FLSA. The Fourth Circuit did not address the class certification issue in the Grace and Ward cases as Ms. Grace’s lawsuit was dismissed on the merits. In July 2013, the claims asserted by the remaining plaintiffs and opt-ins in the Grace and Ward cases were dismissed in conjunction with a resolution of 39 appeals.

Presently, there are a total of 25 named plaintiffs and/or opt-ins in the remaining cases in the MDL, for which the N.C. Federal Court has not decided the class certification or summary judgment issue.

State Law Class and Collective Actions

The Company is currently a defendant in six additional class action lawsuits in six states alleging that Store Managers should be non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, attorneys’ fees, and court costs. Of these six cases, Family Dollar has defeated class certification in one of the cases, one of the cases is preliminarily resolved, one of the cases is currently certified as a class action, and the other three cases are in the early stages of litigation.

•
Cook, et al. v. Family Dollar Stores of Connecticut, Inc., was filed in Superior Court in the State of Connecticut on October 5, 2011, seeking unpaid overtime for a class of current and former Connecticut Store Managers for alleged violations of the Connecticut Minimum Wage Act. In December 2012, briefing on class certification was completed. On March 19, 2013, the Court denied the plaintiffs’ motion for class certification. The Company filed individual summary judgment motions as to each of the three named plaintiffs. On May 23, 2013, the Court denied the Company’s summary judgment motion as to Cook, and has not ruled on the remaining plaintiffs. There is no trial date currently set for any of the individual plaintiffs.

•
Farley, et al. v. Family Dollar Stores of Colorado, Inc., was filed in the United States District Court for Colorado on January 7, 2012, seeking unpaid overtime compensation for a class of current and former Colorado Store Managers. On March 21, 2013, the district court granted plaintiff’s motion for class certification. Class notice was issued in June 2013. Class discovery concludes in December 2013. The final pre-trial hearing is currently scheduled for February 2014.

•
Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011. Plaintiff seeks recovery for himself and allegedly similarly situated Store Managers under New Jersey law. Currently, this matter is administratively dismissed without prejudice, and no class has been certified. Despite the current procedural status, the counsel for the class has indicated he intends to pursue the case.

•
Itterly v. Family Dollar Stores of Pennsylvania, Inc., which was formerly pending in the N.C. Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. Plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania Store Managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. The Company has a pending motion for summary judgment before the Court.

•
Premo v. Family Dollar Stores of Massachusetts, Inc., was filed in Worcester County Superior Court in the State of Massachusetts for alleged violations of the Massachusetts overtime law on April 26, 2013. Plaintiffs are seeking unpaid overtime for a class of current and former Massachusetts Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Massachusetts law. The Company removed the case to federal district court in Massachusetts on May 28, 2013. Plaintiffs have challenged the removal to federal court. The Court has not made a final ruling on this issue.

•
Walters et. al. v. Family Dollar Stores of Missouri, Inc., alleging violations of the Missouri Minimum Wage Law, was originally filed on January 26, 2010, and is pending in the Circuit Court of Jackson County, Missouri (the “Circuit Court”). On May 10, 2011, the Circuit Court certified the class under the Missouri Minimum Wage Law and common law. The Company appealed the class certification ruling, but neither the Missouri Court of Appeals nor the Missouri Supreme Court agreed to hear the appeal. In July 2013, the parties entered a preliminary agreement to resolve this matter on a claims-made basis for a maximum of $2.5 million. All deadlines have been stayed pending finalizing this preliminary agreement. A hearing for preliminary approval of the settlement is currently set for November 7, 2013.

Given the multiple dismissals obtained by the Company of the cases pending in the MDL and the preliminary stage of the other state court wage and hour cases, no reserve is appropriate for any of these cases, except for Walters, which is the subject of a preliminary settlement agreement.
Gender Pay Litigation

Luanna Scott, et al. v. Family Dollar Stores, Inc.

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama captioned Scott, et al. v. Family Dollar Stores, Inc. alleging discriminatory pay practices with respect to the Company's female Store Managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female Store Managers. The plaintiffs seek recovery of compensatory and punitive money damages, recovery of attorneys' fees and equitable relief. The case was transferred to the Federal District Court, Western District of North Carolina.

Presently, there are 48 named plaintiffs in the Scott case. On January 13, 2012, the trial court granted the Company’s Motion to Strike the class allegations asserted in the Complaint based in part upon the United State Supreme Court’s ruling in Dukes v. Wal-Mart. The plaintiffs’ filed an appeal of the Court’s dismissal of the class allegations to the United States Court of Appeals for the Fourth Circuit. On October 16, 2013, the Fourth Circuit Court of Appeals partially reversed the trial court’s ruling. While the Fourth Circuit agreed that the original Complaint should not proceed as a class action, it remanded the case and instructed the trial court to allow the amendment of the complaint, and then consider whether the case based upon the amended complaint should proceed as a class action. The Company is considering its options regarding additional review of the Fourth Circuit’s ruling.

The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any resolution of the case. The Company has exceeded its insurance retention and any additional legal fees and settlements should be covered by the EPLI carrier. No reserve is appropriate due to the preliminary status of the case.

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

13.    Stock-Based Compensation:

The Family Dollar Stores, Inc. 2006 Incentive Plan (the “2006 Plan”) permits the granting of a variety of compensatory award types. The Company currently grants non-qualified stock options and performance share rights under the 2006 Plan. Shares issued related to stock options and performance share rights represent new issuances of common stock. A total of 10.9 million common shares are reserved and available for issuance under the 2006 Plan, plus any shares awarded under the Company’s previous plan (1989 Non-Qualified Stock Option Plan) that expired or were canceled or forfeited after the adoption of the 2006 Plan. As of August 31, 2013, there were 8.8 million shares remaining available for grant under the 2006 Plan. The Company also issues shares under the 2006 Plan in connection with director compensation. These shares are currently issued out of treasury stock and are not material.

The Company’s results for fiscal 2013, fiscal 2012 and fiscal 2011 include stock-based compensation expense of $16.3 million, $15.9 million and $14.7 million, respectively. These amounts are included within SG&A on the Consolidated Statements of Income. Tax benefits recognized in fiscal 2013, fiscal 2012 and fiscal 2011 for stock-based compensation totaled $6.2 million, $5.9 million and $5.4 million, respectively.

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

	Years Ended
	August 31, 2013	August 25, 2012	August 27, 2011
Expected dividend yield	1.41%	1.56%	1.56%
Expected stock price volatility	33.2%	34.5%	33.8%
Weighted average risk-free interest rate	0.58%	0.74%	1.01%
Expected life of options (years)	4.39	4.39	4.42

The expected dividend yield is based on the projected annual dividend payment per share divided by the stock price on the grant date. Expected stock price volatility is derived from an analysis of the historical and implied volatility of the Company’s publicly traded stock. The risk-free interest rate is based on the U.S. Treasury rates on the grant date with maturity dates approximating the expected life of the option on the grant date. The expected life of the options is based on an analysis of historical and expected future exercise behavior, as well as certain demographic characteristics. These assumptions are evaluated and revised for future grants, as necessary, to reflect market conditions and experience. There were no significant changes made to the methodology used to determine the assumptions during fiscal 2013. The weighted-average grant-date fair value of stock options granted was $16.47 during fiscal 2013, $13.10 during fiscal 2012 and $11.60 during fiscal 2011.

The following table summarizes the transactions under the stock option plans during fiscal 2013:

(in thousands, except per share amounts)	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at August 25, 2012	2,017	$37.60
Granted	530	67.66
Exercised	(755)	27.55
Forfeited	(123)	51.79
Expired	(5)	28.58
Balance at August 31, 2013	1,664	$50.71	2.83	$30,085
Exercisable at August 31, 2013	236	$33.97	1.43	$8,771

The total intrinsic value of stock options exercised was $30.2 million during fiscal 2013, $28.7 million during fiscal 2012 and $11.2 million during fiscal 2011. As of August 31, 2013, there was approximately $10.3 million of unrecognized compensation cost related to outstanding stock options. The unrecognized compensation cost will be recognized over a weighted-average period of 2.6 years.

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

The Company’s performance share rights have a service condition and performance condition. The service condition is an explicit requisite service period that is known at grant date and is generally three years. The performance condition is the Company’s performance against its peer group. In accordance with ASC 718, the Company values the performance share rights at the grant date based on the most probable outcome of payout and the most probable outcome is re-evaluated in each reporting period. As a result, the Company adjusts compensation cost throughout the term of the award to reflect its estimate of the most probable payout of shares. Upon vesting, the appropriate number of shares are issued and compensation cost reflects the total grant date fair value of those shares.

The following table summarizes the transactions under the performance share rights program during fiscal 2013:

(in thousands, except per share amounts)	Performance Share Rights Outstanding	Weighted Average Grant-Date Fair Value
Nonvested—August 25, 2012	447	$42.85
Granted	175	64.34
Vested	(239)	29.92
Cancellations	(37)	51.81
Performance adjustment	75	N/A
Nonvested—August 31, 2013	421	$54.26
The grant-date fair value of the performance share rights is based on the stock price on the grant date. The weighted-average grant-date fair value of performance share rights granted was $64.34 during fiscal 2013, $52.42 during fiscal 2012 and $46.38 during fiscal 2011. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period and adjusted quarterly to reflect the ultimate number of shares expected to be issued. The performance adjustments of performance share rights outstanding in the table above represent the performance adjustment for shares vested during the period. The total fair value of performance share rights vested was $16.4 million during fiscal 2013, $22.4 million during fiscal 2012 and $15.0 million during fiscal 2011. As of August 31, 2013, there was approximately $15.9 million of unrecognized compensation cost related to outstanding performance share rights, based on the Company’s most recent performance analysis. The unrecognized compensation cost will be recognized over a weighted-average period of 1.7 years.

14.    Shareholders' Equity:

Stock Repurchases

During fiscal 2013, the Company purchased a total of 1.2 million shares of its common stock at a cost of $75.0 million, all of which were purchased on the open market.

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

All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. On January 17, 2013, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $300 million of the Company’s outstanding common stock. On September 28, 2011, the Company announced that the Board of Directors authorized the Company to purchase up to $250 million of the Company’s outstanding common stock. As of August 31, 2013, the Company had $370.8 million remaining under current share repurchase authorizations.

There is no expiration date related to the above referenced remaining authorizations. Shares purchased under the share repurchase authorizations are generally held in treasury or are cancelled and returned to the status of authorized but unissued shares.
Retirement of Treasury Shares

During fiscal 2012, the Company retired 29.4 million shares of its common stock held in treasury. The shares were returned to the status of authorized but unissued shares. As a result, the treasury stock balance decreased by approximately $1.2 billion. As a part of the retirement, the Company reduced its Common Stock, Capital in Excess of Par, and Retained Earnings balances by approximately $2.9 million, $60.1 million and $1.1 billion, respectively. Refer to Note 1 for the Company's accounting policy for retirements of treasury shares.

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

Dividends

During fiscal 2013, the Company paid cash dividends of $0.94 per share for a total of $108.3 million. During fiscal 2012, the Company paid cash dividends of $0.78 per share for a total of $91.4 million. During fiscal 2011, the Company paid cash dividends of $0.67 per share for a total of $83.4 million.

15.    Earnings per Share:

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.5 million, 0.3 million and 0.3 million shares for fiscal 2013, fiscal 2012 and fiscal 2011, respectively). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Years Ended
(in thousands, except per share amounts)	August 31, 2013	August 25, 2012	August 27, 2011
Basic Net Income Per Share:
Net income	$443,575	$422,240	$388,445
Weighted average number of shares outstanding	115,252	117,097	123,360
Net income per common share—basic	$3.85	$3.61	$3.15
Diluted Net Income Per Share:
Net income	$443,575	$422,240	$388,445
Weighted average number of shares outstanding	115,252	117,097	123,360
Effect of dilutive securities—stock options	300	525	677
Effect of dilutive securities—performance share rights	253	436	449
Weighted average shares—diluted	115,805	118,058	124,486
Net income per common share—diluted	$3.83	$3.58	$3.12

16.    Segment Information:

The Company operates a chain of more than 7,900 general merchandise retail discount stores in 46 states, serving the basic needs of value-conscious customers. The stores are supported by eleven distribution centers and one Store Support Center. All stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business.

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

	Years Ended
(in thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Classes of similar products:
Consumables	$7,523,289	$6,436,719	$5,686,576
Home Products	1,053,670	1,067,541	1,084,480
Apparel and Accessories	785,384	822,839	854,602
Seasonal and Electronics	1,029,114	1,003,906	922,177
Net Sales	$10,391,457	$9,331,005	$8,547,835

The following table describes the Company’s product categories in more detail:

Consumables	Household chemicals
Paper products
Food
Health and beauty aids
Hardware and automotive supplies
Pet food and supplies
Tobacco

Home Products	Domestics, including blankets, sheets and towels
Housewares
Giftware
Home décor

Apparel and Accessories	Men’s clothing
Women’s clothing
Boys’ and girls’ clothing
Infants’ clothing
Shoes
Fashion accessories

Seasonal and Electronics	Toys
Stationery and school supplies
Seasonal goods
Personal electronics, including pre-paid cellular phones and services

17.    Unaudited Summaries of Quarterly Results:

(in thousands, except per share amounts)	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter (3)
2013
Net sales	$2,421,688	$2,893,997	$2,573,506	$2,502,266
Gross profit	826,794	967,050	892,458	868,443
Net income	80,279	140,145	120,938	102,213
Net income per common share(1)	0.69	1.21	1.05	0.88
2012
Net sales	$2,148,287	$2,458,636	$2,359,957	$2,364,125
Gross profit	757,572	857,399	845,273	799,703
Net income	80,350	136,419	124,540	80,931
Net income per common share(1)	0.68	1.15	1.06	0.69

(1)	Figures represent diluted earnings per share. The sum of the quarterly net income per common share may not equal the annual net income per common share due to rounding.

(2)
The second quarter of fiscal 2013 included 14 weeks compared to 13 weeks in the second quarter of fiscal 2012. The extra week in the second quarter of fiscal 2013 contributed approximately $189 million in net sales and $0.07 of earnings per diluted share.

(3)	The fourth quarter of fiscal 2013 includes a one-time $5.0 million favorable accounting adjustment related to certain vendor allowances.

18.    Related Party Transactions:

There were no material related party transactions during fiscal 2013, fiscal 2012 or fiscal 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None noted.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic reports to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of August 31, 2013. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2013.

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2013.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Report, has also audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013, as stated in their attestation report which is included under Item 8 of this Report.

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

None noted.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item as to the Company’s directors, director nominees, audit committee financial expert, audit committee, and procedures for stockholders to recommend director nominees will be included in the Company’s proxy statement to be filed for the Annual Meeting of Stockholders to be held in January 2014 (the “2014 Proxy Statement”), under the captions “Election of Directors” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated by reference herein. The information required by this item as to compliance by the Company’s directors, executive officers and beneficial owners of the Company’s Common Stock with Section 16(a) of the Securities Exchange Act of 1934 also will be included in the 2014 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and also is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s 2014 Proxy Statement, under the captions “Compensation Discussion and Analysis,” “2013 Summary Compensation Table,” “2013 Grants of Plan-Based Awards,” “Employment and Severance Agreements,” “2013 Outstanding Equity Awards at Fiscal Year End,” “2013 Option Exercises and Stock Vested,” “Non-Qualified Deferred Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item as to security ownership by beneficial owners and management will be included in the Company’s 2014 Proxy Statement, under the caption “Ownership of the Company’s Securities” and is incorporated herein by reference. The information required by this item as to securities authorized for issuance under equity compensation plans also will be included in said proxy statement under the caption “Equity Compensation Plan Information” and is also incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Company’s 2014 Proxy Statement, under the captions “Transactions with Related Persons” and “Corporate Governance Matters and Committees of the Board of Directors” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Company’s 2014 Proxy Statement, under the caption “Independent Registered Public Accounting Firm’s Fees and Services” and is incorporated herein by reference.

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

FAMILY DOLLAR STORES, INC.
(Registrant)
Date:	October 28, 2013	By	/s/ HOWARD R. LEVINE
Howard R. Levine
Chairman of the Board (Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ HOWARD R. LEVINE	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2013
Howard R. Levine
/s/ MARY A. WINSTON	Executive Vice President— Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 28, 2013
Mary A. Winston
/s/ MARK R. BERNSTEIN	Director	October 28, 2013
Mark R. Bernstein
/s/ PAMELA L. DAVIES	Director	October 28, 2013
Pamela L. Davies
/s/ SHARON ALLRED DECKER	Director	October 28, 2013
Sharon Allred Decker
/s/ EDWARD C. DOLBY	Director	October 28, 2013
Edward C. Dolby
/s/ GLENN A. EISENBERG	Director	October 28, 2013
Glenn A. Eisenberg
/s/ EDWARD P. GARDEN	Director	October 28, 2013
Edward P. Garden
/s/ GEORGE R. MAHONEY, JR.	Director	October 28, 2013
George R. Mahoney, Jr.
/s/ JAMES G. MARTIN	Director	October 28, 2013
James G. Martin
/s/ HARVEY MORGAN	Director	October 28, 2013
Harvey Morgan
/s/ DALE C. POND	Director	October 28, 2013
Dale C. Pond

EXHIBIT INDEX
Exhibits incorporated by reference:

3.1	Restated Certificate of Incorporation, dated November 8, 2006 (filed as Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2006)
3.2	Bylaws of Family Dollar Stores, Inc., as amended through March 2, 2011 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)
4.1
Sections FOURTH, SIXTH and SEVENTH of the Company’s Restated Certificate of Incorporation (included as Exhibit 3.1) and Articles II, VII, VIII, XII and XIV of the Company’s Bylaws (included as Exhibit 3.3)

4.2	Form of certificate representing shares of the Company’s Common Stock (filed as Exhibit 4.2 to the Company’s Form 10-K filing for the fiscal year ended August 27, 2005)
4.3
Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011)

4.4
Amendment No. 1, dated as of February 24, 2012, to the Rights Agreement, dated as of March 2, 2011, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on February 24, 2012)

4.5
Amendment No. 2, dated as of November 16, 2012, to the Rights Agreement, dated as of March 2, 2011, as amended by Amendment No. 1, dated February 24, 2012, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 16, 2012)

4.6
Indenture between Family Dollar Stores, Inc. and U.S. Bank National Association, as trustee, dated as of January 28, 2011 (filed as Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended February 26, 2011)

4.7
First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of January 28, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011)

4.8	Form of Global Note 5.00% Senior Note due 2021 (included as part of Exhibit 4.5 above)(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2011)
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

10.5
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

10.7
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
*10.9
Summary of compensation arrangements of the Company’s named executive officers for fiscal 2012 (filed under Item 5.02 in the Company’s Current Reports on Form 8-K filed with the SEC on September 9, 2011 and September 28, 2011)

*10.10
Summary of compensation arrangements of the Company’s named executive officers for fiscal 2013 (filed under Item 5.02 in the Company’s Current Reports on Form 8-K filed with the SEC on October 15, 2012)

*10.11
Summary of compensation arrangements of the Company’s named executive officers for fiscal 2014 (filed under Item 5.02 in the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2013)

*10.12	Family Dollar Stores, Inc., 2006 Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on December 7, 2010)
*10.13	Family Dollar Stores, Inc. 2006 Incentive Plan Guidelines for Annual Cash Bonus Awards (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 26, 2012)
*10.14	Retirement Agreement dated September 30, 2002, between the Company and Leon Levine (filed as Exhibit 10 to the Company’s Report on Form 8-K filed with the SEC on October 2, 2002)
*10.15	Policy Regarding Tax Adjustments for Certain Severance Benefits (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 21, 2008)
*10.16	Form of Indemnification Agreement between the Company and its Directors (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 21, 2008)
*10.17	Employment Agreement effective October 7, 2008, between the Company and Howard R. Levine (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)
*10.18	Employment Agreement effective December 28, 2012, between the Company and Howard R. Levine (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 3, 2013)
*10.19	Employment Agreement between Michael K. Bloom and Family Dollar Stores, Inc. dated September 26, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2011)
*10.20	Form of Severance Agreement for Executive Vice Presidents (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)
*10.21	Form of Severance Agreement for Executive Vice Presidents (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 15, 2012)
*10.22	Form of Severance Agreement for Senior Vice Presidents (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on October 14, 2008)
*10.23	Form of Severance Agreement for Senior Vice Presidents (filed as Exhibit 10.36 to the Company’s Form 10-K filed with the SEC on October 19, 2012)
*10.24	Medical Expense Reimbursement Plan, amended as of November 2, 2004 (filed as Exhibit 10(v) to the Company’s Form 10-K for the fiscal year ended August 28, 2004)
*10.25	Summary of Family Dollar Stores, Inc., Executive Supplemental Disability Income Plan (filed as Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)
*10.26	Family Dollar Stores, Inc., Executive Life Plan (filed as Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)

*10.27	Relocation Policy applicable to executive officers of the Company (filed as Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended August 27, 2005)
*10.28	Amended and Restated Family Dollar Compensation Deferral Plan (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 1, 2008)
*10.29	Family Dollar Stores Inc., 2006 Incentive Plan Directors’ Share Awards Guidelines (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on August 21, 2006)
*10.30	Family Dollar Stores Inc., 2006 Incentive Plan 2006 Non-Qualified Stock Option Grant Program (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on January 25, 2006)
*10.31	Family Dollar Stores, Inc., 2006 Incentive Plan Guidelines for Long Term Incentive Performance Share Rights Awards (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended May 26, 2012)
*10.32	Form of Performance Share Rights Award Certificate Awards (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on September 29, 2005)
*10.33	Stipulation and Agreement of Compromise, Settlement and Release (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on June 26, 2007)
*10.34
Agreement dated September 28, 2011 between Family Dollar Stores, Inc. and Trian Fund Management, L.P., Trian Management GP, LLC, certain funds managed by Trian Management L.P. and Nelson Peltz, Peter W. May and Edward P. Garden (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2011)

*10.35	Severance Agreement between Mary A. Winston and Family Dollar Stores, Inc. dated April 5, 2012 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2012)
10.36
$300 million Credit Agreement dated as of August 17, 2011, by and among Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (filed as Exhibit 10.31 to the Company's Form 10-K for the fiscal year ended August 27, 2011)

10.37
First Amendment dated as of February 20, 2013, to the $300 Million Credit Agreement dated August 17, 2011, by and among Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association as Administrative Agent and the lenders party thereto (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended March 2, 2013)

10.38
Second Amendment dated as of February 20, 2013, to the $400 Million Credit Agreement dated November 17, 2010, by and among Family Dollar Stores, Inc., as Borrower, and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 2, 2013)

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
101
Financial statements from the annual report on Form 10-K of the Company for the year ended
August 31, 2013, filed on October 28, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Exhibit represents a management contract or compensatory plan