Form 10-Q
period 2013-11-30
FAMILY DOLLAR STORES INC
filed 2014-01-09
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding January 4, 2013
Common Stock, $0.10 par value	113,763,150 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.        Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	November 30, 2013	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$170,465	$140,999
Short-term investment securities	4,007	4,000
Restricted cash and investments	33,844	35,443
Merchandise inventories	1,645,676	1,467,016
Deferred income taxes	37,786	34,510
Income tax refund receivable	—	13,485
Prepayments and other current assets	159,735	161,552
Total current assets	2,051,513	1,857,005
Property and equipment, net	1,759,485	1,732,544
Investment securities	20,565	22,977
Other assets	76,619	97,335
Total assets	$3,908,182	$3,709,861
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$242,000	$—
Current portion of long-term debt	16,200	16,200
Accounts payable	757,624	723,200
Accrued liabilities	317,725	335,854
Income taxes	22,155	4,968
Total current liabilities	1,355,704	1,080,222
Long-term debt	484,112	500,275
Other liabilities	292,447	289,194
Deferred gain	214,489	218,088
Deferred income taxes	22,506	23,027
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 5):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $0.10 par; authorized 600,000,000 shares; issued 120,554,870 shares at November 30, 2013, and 120,091,158 shares at August 31, 2013, and outstanding 113,760,904 shares at November 30, 2013, and 115,092,113 shares at August 31, 2013	12,055	12,009
Capital in excess of par	316,362	299,865
Retained earnings	1,617,716	1,569,625
Accumulated other comprehensive loss	(1,922)	(2,195)
Common stock held in treasury, at cost (6,793,966 shares at November 30, 2013, and 4,999,045 shares at August 31, 2013)	(405,287)	(280,249)
Total shareholders’ equity	1,538,924	1,599,055
Total liabilities and shareholders’ equity	$3,908,182	$3,709,861

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	November 30, 2013	November 24, 2012
Net sales	$2,499,691	$2,421,688
Cost and expenses:
Cost of sales	1,642,850	1,594,894
Selling, general and administrative	736,522	699,825
Cost of sales and operating expenses	2,379,372	2,294,719
Operating profit	120,319	126,969
Investment income	58	75
Interest expense	6,923	7,122
Other income	7,406	6,362
Income before income taxes	120,860	126,284
Income taxes	42,833	46,005
Net income	$78,027	$80,279
Net income per common share — basic	$0.68	$0.69
Weighted average shares — basic	114,581	115,521
Net income per common share — diluted	$0.68	$0.69
Weighted average shares — diluted	115,084	116,197
Dividends declared per common share	$0.26	$0.21
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
(in thousands)	November 30, 2013	November 24, 2012
Net income	$78,027	$80,279
Other comprehensive income:
Unrealized net gains/(losses) on investment securities (net of taxes)	255	32
Other	18	14
Other comprehensive income	273	46
Comprehensive income	$78,300	$80,325

There were no material reclassifications from accumulated other comprehensive income into net income.

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
(in thousands)	November 30, 2013	November 24, 2012
Cash flows from operating activities:
Net income	$78,027	$80,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,734	57,175
Amortization of deferred gain	(4,205)	(2,857)
Deferred income taxes	1,402	17,919
Excess tax benefits from stock-based compensation	(5,244)	(12,654)
Stock-based compensation	5,530	4,413
Loss on disposition of property and equipment, including impairment	2,865	2,860
Changes in operating assets and liabilities:
Merchandise inventories	(178,661)	(165,906)
Prepayments and other current assets	1,828	(27,472)
Other assets	1,057	(2,073)
Accounts payable and accrued liabilities	27,876	10,003
Income taxes	30,671	761
Other liabilities	3,253	9,784
Net cash provided by (used in) operating activities	26,133	(27,768)

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(2,529)	(10,720)
Sales of restricted and unrestricted investment securities	26,111	7,542
Net change in restricted cash	373	46,009
Net proceeds from sale-leaseback	570	1,132
Capital expenditures	(112,467)	(196,386)
Proceeds from dispositions of property and equipment	165	162
Net cash used in investing activities	(87,777)	(152,261)

Cash flows from financing activities:
Short-term borrowings	686,000	568,000
Repayment of short-term borrowings	(444,000)	(374,000)
Repayment of long-term debt	(16,200)	(16,200)
Repurchases of common stock	(125,038)	(24,980)
Change in cash overdrafts	3,964	43,138
Proceeds from exercise of employee stock options	11,072	15,578
Excess tax benefits from stock-based compensation	5,244	12,654
Payment of dividends	(29,932)	(24,227)
Net cash provided by financing activities	91,110	199,963

Net change in cash and cash equivalents	29,466	19,934
Cash and cash equivalents at beginning of period	140,999	92,333
Cash and cash equivalents at end of period	$170,465	$112,267
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    General Information

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of November 30, 2013; the results of operations for the first quarter ended November 30, 2013 (“first quarter of fiscal 2014”), and November 24, 2012 ("first quarter of fiscal 2013”); comprehensive income for the first quarter of fiscal 2014 and the first quarter of fiscal 2013; and the cash flows for the first quarter of fiscal 2014 and the first quarter of fiscal 2013. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (“fiscal 2013”).

The results of operations for the first quarter of fiscal 2014 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of the amounts on the Consolidated Condensed Statements of Cash Flows for the first quarter of fiscal 2013 have been made to conform to the presentation of the first quarter of fiscal 2014. These reclassifications were not material.

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

Recent Accounting Pronouncements

In September 2013, the Internal Revenue Service issued updated tax regulations for the Deduction and Capitalization of Expenditures Related to Tangible Property. The regulations can be adopted early, however the mandatory effective date for the Company is the first quarter of fiscal 2015. These regulations provide additional guidance related to the capitalization and expensing of fixed assets, repairs, and other expenditure types related to the updated tax regulations. Based upon the Company’s analysis, the regulations are not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013.  The adoption of ASU 2013-11 in fiscal 2014 is not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU is effective for the Company beginning in the first quarter of fiscal 2014 and did not have a material impact on the Company's Consolidated Condensed Financial Statements.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of November 30, 2013, and August 31, 2013, for items that are required to be measured at fair value on a recurring basis:

	November 30, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,201	$2,201	$—	$—
Investment securities:
Auction rate securities	20,565	—	—	20,565
Short-term bond mutual fund	4,007	4,007	—	—
Restricted cash and investments: (1)
Money market funds	63	63	—	—
Municipal debt securities	33,781	—	33,781	—
Other assets:
Mutual funds (2)	20,159	20,159	—	—

	August 31, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,200	$26,200	$—	$—
Investment securities:
Auction rate securities	22,977	—	—	22,977
Short-term bond mutual fund	4,000	4,000	—	—
Restricted cash and investments: (1)
Money market funds	437	437	—	—
Municipal debt securities	55,055	—	55,055	—
Other assets:
Mutual funds (2)	20,043	20,043	—	—

(1)
As of November 30, 2013, restricted cash and investments of $33.8 million were included in Restricted Cash and Investments in the Consolidated Condensed Balance Sheets. As of August 31, 2013, restricted cash and investments of $35.4 million and $20.1 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Condensed Balance Sheets.

(2)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the first quarter of fiscal 2014 or the first quarter of fiscal 2013.

Level 2 Inputs

All assets classified as Level 2 are valued using matrix pricing. The Company believes that while the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.

Auction Rate Securities

The Company's auction rate securities (“ARS”) are tax-exempt bonds that are collateralized by federally guaranteed student loans and are valued using Level 3 inputs. While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates reset periodically in scheduled auctions (generally every 7-35 days). Due to the continued issues in the global credit and capital markets, specifically as it relates to the ARS market, the Company's ARS portfolio experienced sustained failed auctions. A failed auction typically occurs when the number of securities submitted for sale in the auction exceeds the number of purchase bids. As of November 30, 2013, all of the Company’s $23.0 million par value investments were subject to failed auctions. As a result of the failed auctions, the interest rates on the investments reset to the established rates per the applicable investment offering statements. The Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature.

The Company does not currently expect to liquidate any ARSs going forward through the normal auction process. However, the Company does expect to be able to liquidate substantially all of its remaining ARS portfolio at par through issuer calls, refinancings or upon maturity. The Company liquidated $2.7 million par value of auction rate securities during the first quarter of fiscal 2014 and none during the first quarter of fiscal 2013. The Company realized a loss of $0.1 million upon the liquidation of auction rate securities during the first quarter of fiscal 2014. As of November 30, 2013, all of the Company's ARS portfolio was classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity.

The Company had a temporary gross unrealized loss of $2.4 million ($1.6 million, net of taxes) with respect to its ARS portfolio as of November 30, 2013. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Balance Sheets. Because there is not an active market for the Company’s ARS portfolio, the fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs. The two most significant unobservable inputs used in the analysis are the weighted average expected term to liquidate the securities and the illiquidity factor applied to the discount rate. The weighted average expected term assumption used in the analysis is based on the Company's estimate of the timing of future liquidity, which assumes that the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity. The discount rates used in the analysis are based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, a factor was applied to the discount rates to reflect the illiquidity of the investments. These inputs used in the Company’s analysis are sensitive to market conditions and the Company's valuation of its ARS portfolio can change significantly based on the assumptions used. As of November 30, 2013, a 100 basis point increase or decrease in the illiquidity factor along with a 12-month increase or decrease in the weighted average term could result in a gross unrealized loss ranging from $1.4 million to $9.4 million.

The Company also evaluated each of its ARS for other-than-temporary impairment. The Company's evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company's ARS portfolio remains high and the securities had a weighted average parity ratio of 125.7% as of November 30, 2013. Based on these factors, the Company concluded there was no other-than-temporary impairment as of November 30, 2013.

The following table summarizes the change in the fair value of the Company’s ARS portfolio measured using Level 3 inputs during the first quarter of fiscal 2014 and the first quarter of fiscal 2013:

(in thousands)	November 30, 2013	November 24, 2012
Beginning Balance	$22,977	$23,720
Sales	(2,579)	—
Realized gains/(losses) on sale of investments	(121)	—
Net unrealized gains/(losses) included in other comprehensive income	288	(231)
Transfers out of Level 3	—	(100)
Ending Balance	$20,565	$23,389

Additional Fair Value Disclosures

The estimated fair value of the Company’s long-term debt was $528.5 million as of November 30, 2013, and $546.4 million as of August 31, 2013. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that are private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s long-term debt was greater than the carrying value of the debt by $28.2 million as of November 30, 2013, and $29.9 million as of August 31, 2013.

3.    Current and Long-Term Debt

Principal Payment

During the first quarter of fiscal 2014, the Company made a scheduled principal payment on its private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2014.

Short-term Borrowings

On November 13, 2013, the Company entered into a new five-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $600 million. The credit facility matures on November 13, 2018, and provides for two, one-year extensions requiring lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the Company's previous four-year $400 million unsecured revolving credit facility.

On November 13, 2013, the Company entered into a new four-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $300 million. The credit facility matures on November 13, 2017, and provides for two, one-year extensions requiring lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the Company’s previous five-year $300 million unsecured credit facility.

As of November 30, 2013, the Company had $242.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities. During the first quarter of fiscal 2014, the Company had net borrowings of $242.0 million and an average daily outstanding balance of $149.0 million at a weighted-average interest rate of 1.5% under its unsecured revolving credit facilities.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 30, 2013, the Company was in compliance with all such covenants. The Company's revolving credit facilities provide the capacity to borrow up to $900 million (less standby letters of credit needed for collateral for its insurance programs of $18.7 million).

4.     Restricted Cash and Investments

The Company has restricted cash and investments to serve as collateral for certain of the Company's insurance obligations. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of November 30, 2013, the Company held $33.8 million in this restricted account, which was included in Restricted Cash and Investments in the Consolidated Condensed Balance Sheet. As of August 31, 2013, the Company held $55.5 million in this restricted account, of which $35.4 million was included in Restricted Cash and Investments and $20.1 million was included in Other Assets in the Consolidated Condensed Balance Sheets. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

5.     Shareholders' Equity

Stock Repurchases

During the first quarter of fiscal 2014, the Company purchased a total of 1.8 million shares of its common stock at a cost of $125.0 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. $70.8 million of the $125.0 million repurchases were from the Board grant announced on September 28, 2011, which depleted this share repurchase authorization. The remaining $54.2 million of repurchases were from the Board grant announced on January 17, 2013. As of November 30, 2013, the Company had $245.8 million remaining under current share repurchase authorizations. A summary of the share repurchase authorizations is as follows:

(in thousands)
Authorization Announced	Authorized Amount	Repurchases through August 31, 2013	Repurchases during the quarter ended November 30, 2013	Remaining Repurchase Authorization
September 28, 2011	$250,000	$179,209	$70,791	$—
January 17, 2013	300,000	—	54,220	245,780
Total	$550,000	$179,209	$125,011	$245,780

There is no expiration date related to the share repurchase authorizations. Shares purchased under share repurchase authorizations are generally held in treasury or are canceled and returned to the status of authorized but unissued shares.

Option Exercises

During the first quarter of fiscal 2014, a total of 0.3 million stock options with a weighted average exercise price of $33.72 were exercised. The total intrinsic value of the options exercised during the period was $11.8 million.

Dividends

During the first quarter of fiscal 2014, the Company paid cash dividends of $0.26 per share for a total of $29.9 million.

6.    Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (0.8 million shares for the first quarter ended November 30, 2013, and 0.4 million shares for the first quarter ended November 24, 2012). In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined pursuant to the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

	Quarter Ended
(in thousands, except per share amounts)	November 30, 2013	November 24, 2012
Basic Net Income Per Share:
Net income	$78,027	$80,279
Weighted average number of shares outstanding	114,581	115,521
Net income per common share — basic	$0.68	$0.69
Diluted Net Income Per Share:
Net income	$78,027	$80,279
Weighted average number of shares outstanding	114,581	115,521
Effect of dilutive securities — stock options	253	430
Effect of dilutive securities — performance share rights	250	246
Weighted average shares — diluted	115,084	116,197
Net income per common share — diluted	$0.68	$0.69

7.    Litigation

The Company is engaged in a number of legal proceedings. The matters or groups of related matters discussed below, if decided adversely to the Company, or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition or results of operations.

Wage and Hour Class Actions

Beginning in January 2001, the Company has been involved in a series of cases in which certain Store Managers have alleged that they were improperly classified as exempt employees under the Fair Labor Standards Act ("FLSA"). Current and former Store Managers have filed lawsuits alleging that the Company violated the FLSA and/or similar state laws, by classifying them as "exempt" employees who are not entitled to overtime compensation. The majority of the complaints also request recovery of overtime pay, liquidated damages, attorneys' fees, and court costs.

In April 2008, a Multi-District Litigation forum (“MDL”) was created in the Western District of North Carolina, Charlotte Division (“NC Federal Court”) to handle cases alleging FLSA violations against the Company. The first two of the MDL cases were Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc., filed in May 2004 and June 2006, respectively. In these cases, the court entered orders finding that the plaintiffs were not similarly situated and, therefore, that neither nationwide notice nor collective treatment under the FLSA was appropriate. Since that time, the NC Federal Court has granted 46 summary judgments ruling that Family Dollar Store Managers are properly classified as exempt from overtime.

Presently, there are a total of 25 named plaintiffs and/or opt-ins in the remaining cases in the MDL, for which the N.C. Federal Court has not decided the class certification or summary judgment issue. The Company cannot reasonably estimate the possible loss or range of loss that may result from these cases.

State Law Class and Collective Misclassification Actions

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

•
Farley, et al. v. Family Dollar Stores of Colorado, Inc., was filed in the United States District Court for the District of Colorado on January 7, 2012, seeking unpaid overtime compensation for a class of current and former Colorado Store Managers. On March 21, 2013, the district court granted plaintiff’s motion for class certification. Class notice was issued in June 2013. Class discovery concludes in January 2014. The final pre-trial hearing is currently scheduled for May 2014.

•
Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011. Plaintiff seeks recovery for himself and allegedly similarly situated Store Managers under New Jersey law. Currently, this matter is administratively dismissed without prejudice, and no class has been certified.

•
Itterly v. Family Dollar Stores of Pennsylvania, Inc., which was formerly pending in the N.C. Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. Plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania Store Managers whom plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. In August 2013, the Company filed summary judgment requesting that the Court rule that Itterly was properly classified as exempt from overtime. This motion is still pending before the Court.

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

•
Walters et al. v. Family Dollar Stores of Missouri, Inc., alleging violations of the Missouri Minimum Wage Law, was originally filed on January 26, 2010, and is pending in the Circuit Court of Jackson County, Missouri (the “Circuit Court”). On May 10, 2011, the Circuit Court certified the class under the Missouri Minimum Wage Law and common law. In July 2013, the parties entered a preliminary agreement to resolve this matter on a claims-made basis for a maximum of $2.5 million. On November 7, 2013, the Court granted preliminary approval of the settlement. The final approval hearing is currently scheduled for January 24, 2014.

Considering the Company has obtained multiple decisions ruling that its Store Managers are properly classified as exempt from overtime, the Company cannot reasonably estimate the possible loss or range of loss that may result from these cases, except for Walters, which is the subject of a preliminary settlement agreement.

Gender Pay Litigation

Luanna Scott, et al. v. Family Dollar Stores, Inc.

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama captioned Scott, et al. v. Family Dollar Stores, Inc. alleging discriminatory pay practices with respect to the Company's female Store Managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female Store Managers. The plaintiffs seek recovery of compensatory and punitive money damages, recovery of attorneys' fees and equitable relief. The case was transferred to the United States District Court for the Western District of North Carolina.

Presently, there are 48 named plaintiffs in the Scott case. On January 13, 2012, the trial court granted the Company’s Motion to Strike the class allegations asserted in the complaint based in part upon the United State Supreme Court’s ruling in Dukes v. Wal-Mart. The plaintiffs’ filed an appeal of the Court’s dismissal of the class allegations to the United States Court of Appeals for the Fourth Circuit. On October 16, 2013, the Fourth Circuit Court of Appeals partially reversed the trial court’s ruling. While the Fourth Circuit agreed that the original Complaint should not proceed as a class action, it remanded the case and instructed the trial court to allow the amendment of the complaint, and then consider whether the case based upon the amended complaint should proceed as a class action. On November 14, 2013, the Fourth Circuit denied further en banc review of the decision. The Company is considering its options regarding additional review of the Fourth Circuit’s ruling.

The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects that the EPLI carrier will participate in any resolution of the case. The Company has exceeded its insurance retention and expects any additional legal fees and settlements will be paid by the EPLI carrier. No reserve is appropriate due to the preliminary status of the case.

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

8.    Segment Information

The Company operates a chain of more than 8,000 general merchandise retail discount stores in 46 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by 11 distribution centers and one Store Support Center. All stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia and Europe. The foreign operations solely support domestic operations and are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	Quarter Ended
(in thousands)	November 30, 2013	November 24, 2012
Classes of similar Products:
Consumables	$1,873,096	$1,789,285
Home Products	240,496	242,335
Apparel and Accessories	171,524	178,026
Seasonal and Electronics	214,575	212,042
Net sales	$2,499,691	$2,421,688

The following table describes the Company’s product categories in more detail:

Consumables	Batteries
Diapers
Food
Hardware and automotive supplies
Health and beauty aids
Household chemicals
Paper products
Pet food and supplies
Tobacco

Home Products	Domestics, including blankets, sheets and towels
Giftware
Home décor
Housewares

Apparel and Accessories	Boys’ and girls’ clothing
Fashion accessories
Infants’ clothing
Men’s clothing
Shoes
Women’s clothing

Seasonal and Electronics	Personal electronics, including pre-paid cellular phones and services
Seasonal goods
Stationery and school supplies
Toys

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the 13-week periods ended November 30, 2013, and November 24, 2012 (“first quarter of fiscal 2014” and “first quarter of fiscal 2013”, respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 31, 2013 (“fiscal 2013”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2013. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2013.

Executive Overview

We operate a chain of more than 8,000 general merchandise retail discount stores in 46 states, providing consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We classify the combination of Home Products, Apparel and Accessories, and Seasonal and Electronics as "Discretionary." We sell merchandise at prices that generally range from less than $1 to $10.

During the first quarter of fiscal 2014, the current macro-economic and highly competitive and promotional retail environment impacted our customer traffic in stores and our financial results. Our core customers continue to face increased financial pressures, including sustained high unemployment rates, reduction of government assistance programs, and uncertainty in healthcare programs. As a result of these pressures, our customers continue to focus spending on items they need and less on discretionary purchases.

During the first quarter of fiscal 2014, as compared with the first quarter of fiscal 2013, our net sales increased 3.2% to $2.5 billion, our net income decreased to $78.0 million from $80.3 million, and our diluted net income per common share decreased 1.4% to $0.68 per share. Comparable store sales for the first quarter of fiscal 2014 decreased 2.8%, as compared to the first quarter of fiscal 2013.

Comparable store sales growth describes the change in net sales in any period for stores considered comparable to the prior period. Comparable store sales include net sales at stores that have been open more than 13 months. A store becomes comparable the first calendar week it has sales after 13 months of being opened. Renovated, relocated, or expanded stores are included in the comparable store sales calculation to the extent they had sales during comparable weeks in each year. The method of calculating comparable store sales varies across the retail industry. As a result, our comparable store sales calculation may be different than similarly titled measures reported by other companies.

Fiscal 2014 is a 52-week year, compared with a 53-week year in fiscal 2013. As a result, the comparable weeks to the first quarter of fiscal 2014 include the 13-weeks ending December 1, 2012. As a result of the shift in the fiscal calendar, the first quarter of fiscal 2013 includes an additional week of holiday sales (post-Thanksgiving sales) as compared to the first quarter of fiscal 2014.

Our results during the first quarter of fiscal 2014 were driven by our sales performance in all categories. Many of the initiatives we launched over the past several years continue to deliver results in the face of these financial pressures, including the continued growth of our global sourcing efforts, increased investment in our private brands assortment, and our multi-year comprehensive store renovation program. However, given the pressures faced by our customers as well as the competitive environment, customer traffic in our stores declined during the first quarter of fiscal 2014. During the remainder of fiscal 2014, we continue to invest aggressively our business and will remain focused on re-accelerating customer traffic, strengthening our value perception, and increasing the productivity of our merchandise assortment.

We continue to execute on our multi-year comprehensive renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams. During the first quarter of fiscal 2014, we renovated, relocated or expanded 179 stores under this new format. We plan to renovate, relocate or expand a total of approximately 850 stores in fiscal 2014.

During the first quarter of fiscal 2014, we opened 126 stores and closed one store for a net addition of 125 stores, compared with the opening of 125 stores and closing of one store for a net addition of 124 stores during the first quarter of fiscal 2013. We plan to open approximately 525 new stores in fiscal 2014.

Over the prior two fiscal years, we executed significant, chain-wide expansions in key consumable categories to provide our customers with value and convenience and respond to customer demand. Additionally, in the first quarter of fiscal 2013, McLane began delivering a broader assortment of merchandise to our stores. Consumable sales growth slowed as we anniversaried these initiatives. In the first quarter of fiscal 2014, our Consumables sales increased by 4.7% as compared to the first quarter of fiscal 2013. In the first quarter of fiscal 2013, our Consumables sales increased by 18.5% as compared to the first quarter of fiscal 2012. As a percentage of net sales, Consumables increased from 73.9% of net sales in the first quarter of fiscal 2013 to 74.9% of net sales in the first quarter of fiscal 2014. The sales of lower-margin Consumables, combined with softer sales of higher-margin Discretionary items, has pressured gross profit, as a percentage of net sales, in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. The investments made in global sourcing, private brands and price management capabilities have created favorable purchase markups that continue to help offset some of the pressure created by the shift in sales mix to lower margin Consumables.

Results of Operations

First Quarter Results

Our results of operations for the first quarter of fiscal 2014 and the first quarter of fiscal 2013 are highlighted in the table below and discussed in the following paragraphs:

	Quarter Ended
(in thousands)	November 30, 2013	% of Net Sales*	November 24, 2012	% of Net Sales*
Net sales	$2,499,691		$2,421,688
Cost and expenses:
Cost of sales	1,642,850	65.7%	1,594,894	65.9%
Selling, general and administrative	736,522	29.5%	699,825	28.9%
Cost of sales and operating expenses	2,379,372	95.2%	2,294,719	94.8%
Operating profit	120,319	4.8%	126,969	5.2%
Investment income	58	0.0%	75	0.0%
Interest expense	6,923	0.3%	7,122	0.3%
Other income	7,406	0.3%	6,362	0.3%
Income before income taxes	120,860	4.8%	126,284	5.2%
Income taxes	42,833	1.7%	46,005	1.9%
Net Income	$78,027	3.1%	$80,279	3.3%
*Percentages are rounded

Net Sales

Net sales increased 3.2% in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. The net sales increase in the first quarter of fiscal 2014 is due to sales from new stores opened as part of our store growth program, partially offset by a decrease in comparable store sales.

Comparable store sales (for the 13-weeks ended November 30, 2013, as compared to the 13-weeks ended December 1, 2012) decreased 2.8%, primarily as a result of a decrease in customer transactions in comparable stores. Additionally, average customer transaction values decreased slightly. As noted above, the comparable sales period in fiscal 2013 included an additional week of holiday sales (post-Thanksgiving sales). Sales during the first quarter of fiscal 2014, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the first quarter of fiscal 2014 was 6.4% higher than the average number of stores in operation during the first quarter of fiscal 2013. We had 8,041 stores in operation at the end of the first quarter of fiscal 2014 compared with 7,566 stores in operation at the end of the first quarter of fiscal 2013. As of November 30, 2013, we had, in the aggregate, approximately 57.8 million square feet of selling space compared to 54.2 million square feet as of November 24, 2012.

Cost of Sales

Cost of sales increased 3.0% in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Cost of sales, as a percentage of net sales, was 65.7% in the first quarter of fiscal 2014 and 65.9% in the first quarter of fiscal 2013. Cost of sales, as a percentage of net sales, was positively impacted by the following:

•
An increase in markups on the merchandise sales. We continue to focus on improving our purchase markups through the expansion of our global sourcing program, our improved price management capabilities, and the continued development of our private brand assortment.

•	Lower freight expense. The decrease in freight expense was impacted by our continued relationship with McLane, which results in less merchandise being handled through our own distribution network.

These favorable items were partially offset by the following:

•
A shift in sales mix to lower-margin consumable merchandise. The growth in sales of lower-margin Consumables (74.9% of net sales in the first quarter of fiscal 2014, as compared to 73.9% of net sales in the first quarter of fiscal 2013), as well as the softness in sales of Discretionary items, continue to pressure cost of sales as a percentage of net sales.

•
An increase in inventory shrinkage. Although average inventory at the end of the first quarter of fiscal 2014 was lower on a per store basis, as compared to the end of the first fiscal quarter of 2013, average inventory for the preceding 12 months was higher. Inventory shrinkage increased during the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, primarily as a result of the increased average inventory levels over the past 12 months.

•
An increase in markdowns. We continue to use markdowns to drive revenue growth in a challenging macro-economic environment. In addition, we have increased our markdowns as we continue to refine our assortment of Consumables merchandise.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased 5.2% in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. The increase in these expenses was due in part to additional sales volume and additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 29.5% in the first quarter of fiscal 2014 and 28.9% in the first quarter of fiscal 2013. SG&A expenses, as a percentage of net sales, de-leveraged as a result of the following, as compared to the first quarter of fiscal 2013:

•
Increased store occupancy costs (approximately 0.8% of net sales). Store occupancy costs de-leveraged as a result of the decrease in comparable store sales in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. Additionally, the increase in store occupancy costs, including rent, as a percentage of net sales in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, was a result of additional rent expense on the additional 256 stores resulting from sale-leaseback transactions completed in fiscal 2013.

•
Increased store payroll costs (approximately 0.6% of net sales). Store payroll costs de-leveraged as a result of the decrease in comparable store sales in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.

These unfavorable items were partially offset by the following:

•
Lower advertising costs (approximately 0.5% of net sales). We have continued to focus on improving the efficiency and effectiveness of our advertising through changes in the timing, length and content of merchandise included in our promotional materials, which resulted in a decrease in overall advertising spending, as a percentage of net sales, in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.

•
Lower insurance (approximately 0.3% of net sales). Over the past several years, we have improved our risk management programs and managed worker's compensation and general liability claims better. As a result of positive trends in overall claim frequency and the cost of each claim, we have reduced our liabilities related to claims, which lowered our overall insurance expense.

•
Lower incentive compensation costs (approximately 0.1% of sales). Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013.

Investment Income

The change in investment income in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was not material.

Interest Expense

The change in interest expense in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was not material.

Other Income

The change in other income in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was not material.

Income Taxes

The effective tax rate was 35.4% for the first quarter of fiscal 2014 compared with 36.4% for the first quarter of fiscal 2013. The effective tax rate was lower primarily due to foreign tax benefits associated with our global sourcing efforts and an increase in federal jobs tax credits, partially offset by an increase in uncertain tax positions.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. During the first quarter of fiscal 2014, our cash and cash equivalents increased $29.5 million from the end of fiscal 2013, and our operating cash flows were $26.1 million. We believe our operating cash flows, proceeds from sale-leaseback transactions, and credit facilities are sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. We have availability under our two credit facilities to borrow up to $900 million (less standby letters of credit needed for collateral for our insurance programs of $18.7 million) to supplement operating cash flows. During fiscal 2014, to help supplement our operating cash flows and to support our growth initiatives, we had borrowings under our unsecured revolving credit facilities and had an average daily outstanding balance of $149.0 million during the first quarter of fiscal 2014. Working capital at the end of the first quarter of fiscal 2014 was $695.8 million compared to $615.0 million at the end of the first quarter of fiscal 2013. We believe operating cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations and growth initiatives.

Restricted Cash and Investments

We have restricted cash and investments that serve as collateral for certain of our insurance obligations held at our wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of November 30, 2013, the Company held $33.8 million in this restricted account, which was included in Restricted Cash and Investments in the Consolidated Condensed Balance Sheet.

Fee Development Program and Sale-Leaseback Transactions

We occupy most of our stores under operating leases. As part of our new store growth strategy, we have created a Fee Development Program (“Fee Development Program”), intended to provide us with a more cost effective means to finance the construction of new and relocated store locations.

Under the Company's previous model for opening newly constructed stores, once a viable store site was located, a developer would acquire the land and construct a store. Store construction was funded by the developer through construction loans. Upon completion of the construction, the store would be leased to the Company. The total construction cost of the store, and ultimate lease cost to the Company, would be impacted by the developer's construction and financing costs. Under the Fee Development Program, the Company either acquires the land and funds the construction with its own capital or purchases the store upon completion of construction. In either instance, the developer is paid a fee for its work on the project. Under this program, the Company owns the store upon completion of construction.

As the Company's current real estate strategy is to not own store locations, the Company has used, and intends to continue to use, sale-leaseback transactions to sell stores it owns as a result of the Fee Development Program and concurrently lease them back. By completing sale-leaseback transactions, the Company monetizes the value of the stores it sells. The Company then intends to re-invest the proceeds into the Fee Development Program to construct more stores. The combination of constructing stores under the Fee Development Program and sale-leaseback transactions results in lower total occupancy costs of the store as compared to the Company’s previous model. During the first quarter of fiscal 2014, the Company invested in projects at a cost of $28.4 million under this program. During the first quarter of fiscal 2014 and the first quarter of fiscal 2013, no significant sale-leaseback transactions under this program occurred.

Credit Facilities

On November 13, 2013, the Company entered into a new five-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $600 million. The credit facility matures on November 13, 2018, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the Company's previous four-year $400 million unsecured revolving credit facility.

On November 13, 2013, the Company entered into a new four-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $300 million. The credit facility matures on November 13, 2017, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates. The credit facility replaced the Company’s previous five-year $300 million unsecured credit facility.

As of November 30, 2013, the Company had $242.0 million of short-term borrowings outstanding and had the capacity to borrow an additional $639.3 million under our unsecured revolving credit facilities. During the first quarter of fiscal 2014, the Company had net borrowings of $242.0 million and an average daily outstanding balance of $149.0 million at an annualized weighted-average interest rate of 1.5% under its unsecured revolving credit facilities. The credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 30, 2013, we were in compliance with all such covenants.

Long-Term Debt

On January 28, 2011, the Company issued $300 million of 5.00% unsecured senior notes due February 1, 2021 (the “2021 Notes”), through a public offering. The Company’s proceeds were approximately $298.5 million, net of an issuance discount of $1.5 million. In addition, the Company incurred issuance costs of approximately $3.3 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes. Interest on the 2021 Notes is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2011. The 2021 Notes rank pari passu in right of payment with the Company’s other unsecured senior indebtedness and will be senior in right of payment to any subordinated indebtedness. The Company may redeem the 2021 Notes in whole at any time or in part from time to time, at the option of the Company, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 2021 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization that began on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. During the first quarter of fiscal 2014, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2014. Interest on the 2015 Notes is payable semi-annually in arrears on March 27 and September 27 of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 30, 2013, the Company was in compliance with all such covenants.

Other Considerations

Our merchandise inventories at the end of the first quarter of fiscal 2014 were 3.4% higher than at the end of the first quarter of fiscal 2013. Inventory per store at the end of the first quarter of fiscal 2014 was 2.7% lower than inventory per store at the end of the first quarter of fiscal 2013, which was a result of our efforts to manage inventory levels in our stores and in line with comparable store sales.

Capital expenditures for first quarter of fiscal 2014 were $112.5 million, as compared to $196.4 million in the first quarter of fiscal 2013. The decrease in capital expenditures during the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, was primarily related to a decrease in land and building costs associated with the construction of new stores under a structured build-to-suit arrangement with a large financial institution, which results in lower capital expenditures. In the first quarter of fiscal 2014 we spent $42.8 million related to new stores; $30.7 million on our store renovation program; $14.3 million on existing stores; $20.2 million related to corporate and technology investments; and $4.5 million to support our supply chain. In the first quarter of fiscal 2013, we spent $113.2 million on new stores; $33.9 million on our store renovation program; $16.9 million on existing stores; $20.0 million to support our supply chain, including construction of our tenth distribution center; and $12.4 million related to corporate and technology investments.

During the first quarter of fiscal 2014, the Company purchased a total of 1.8 million shares of its common stock at a cost of $125.0 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. $70.8 million of the $125.0 million repurchases were from the Board grant announced on September 28, 2011, which depleted this share repurchase authorization. The remaining $54.2 million of repurchases were from the Board grant announced on January 17, 2013. As of November 30, 2013, the Company had $245.8 million remaining under current share repurchase authorizations. A summary of the share repurchase authorizations is as follows:

(in thousands)
Authorization Announced	Authorized Amount	Repurchases through August 31, 2013	Repurchases during the quarter ended November 30, 2013	Remaining Repurchase Authorization
September 28, 2011	$250,000	$179,209	$70,791	$—
January 17, 2013	300,000	—	54,220	245,780
Total	$550,000	$179,209	$125,011	$245,780

The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase programs do not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

In addition to the Restricted Cash and Investments noted above, our wholly-owned captive insurance subsidiary maintains additional balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of first quarter of fiscal 2014, these cash and cash equivalents and investment securities balances (including Restricted Cash and Investments) were $33.8 million and zero, respectively.

Additionally, in the first quarter of fiscal 2014, we continued to expand our global sourcing team, develop stronger processes to help us integrate our sourcing activities with our category management efforts and expand our supplier network. As a result of this global expansion and the increased activities being performed by our global sourcing team members, we had $30.0 million of cash and cash equivalents in these foreign entities as of November 30, 2013. We are not dependent on dividends from our foreign entities to fund our domestic operations. Unremitted earnings from foreign entities, which are considered to be invested indefinitely, would become subject to U.S. income taxes if they were remitted as dividends or were lent to a domestic entity.

Cash Flows From Operating Activities

During the first quarter of fiscal 2014, we had operating cash inflow of $26.1 million compared to operating cash outflow of $27.8 million in the first quarter of fiscal 2013. The change was due primarily to changes in prepayments and other current assets and accounts payable and accrued liabilities, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first quarter of fiscal 2014, we had a cash outflow from investing activities of $87.8 million compared to a cash outflow of $152.3 million in the first quarter of fiscal 2013. The change was due primarily to a decrease in capital expenditures, which is included in the other considerations discussion above.

Cash Flows From Financing Activities

During the first quarter of fiscal 2014, we had a cash inflow from financing activities of $91.1 million compared to a cash inflow of $200.0 million during the first quarter of fiscal 2013. The decrease in the first quarter of fiscal 2014 was due to an increase in repurchases of common stock in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.

Recent Accounting Pronouncements

In September 2013, the Internal Revenue Service issued updated tax regulations for the Deduction and Capitalization of Expenditures Related to Tangible Property. The regulations can be adopted early, however the mandatory effective date for the Company is the first quarter of fiscal 2015. These regulations provide additional guidance related to the capitalization and expensing of fixed assets, repairs, and other expenditure types related to the updated tax regulations. Based upon the Company’s analysis, the regulations are not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013.  The adoption of ASU 2013-11 in fiscal 2014 is not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU is effective for the Company beginning in the first quarter of fiscal 2014 and did not have a material impact on the Company's Consolidated Condensed Financial Statements.

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

There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for fiscal 2013.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, our capital investment and financing plans, net sales, comparable store sales, store openings and closings, cost of sales, selling, general and administrative (“SG&A”) expenses, gross margin, income tax rates, earnings per diluted share, dividends and share repurchases; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words “believe,” “plan,” “estimate,” “expect,” “anticipate,” “probably,” “should,” “project,” “intend,” “continue,” and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I – Item 1A of our Annual Report on Form 10-K for fiscal 2013, as well as other factors discussed throughout this Report, including, without limitation, the factors described under “Critical Accounting Policies” in Part I – Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings under our credit facility. As of August 31, 2013, the analysis indicated that such a movement would not have a material impact on our financial position, results of operations or cash flows. During the first quarter of fiscal 2014 and the first quarter of fiscal 2013 we incurred an immaterial amount of interest expense related to our credit facilities.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of November 30, 2013. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2013.

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

The information in Note 7 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 1A.    Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for fiscal 2013 remain relevant through the first quarter of fiscal 2014. Additionally, the Company plans to re-implement an Enterprise Resource Planning ("ERP") system, with an anticipated go-live date by the end of fiscal 2014. The Company believes it is taking the necessary steps to mitigate risk during the transition period, including a comprehensive review of internal controls, extensive employee training, and additional verifications and testing to ensure data integrity. Information technology system disruptions, if not anticipated and appropriately mitigated, could adversely impact our operations or profitability.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended November 30, 2013, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
September (9/1/2013 - 10/5/2013)	—	$—	—	5,110,833
October (10/6/2013 - 11/2/2013)	1,794,921	69.66	1,794,921	3,533,854
November (11/3/2013 - 11/30/2013)	—	—	—	3,522,711
Total	1,794,921	$69.66	1,794,921	3,522,711

(1)
On September 28, 2011, we announced that the Board of Directors authorized the purchase of up to $250 million of our outstanding common stock. On January 17, 2013, we announced that the Board of Directors authorized the purchase of up to $300 million of the Company’s outstanding common stock. As of November 30, 2013, the Company had $245.8 million remaining under current authorizations.

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

Exhibits filed herewith:

10.1
$300,000,000 Amended and Restated 4-Year Credit Agreement dated as of November 13, 2013, by and among Family Dollar Stores, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.

10.2
$600,000,000 Amended and Restated 5-Year Credit Agreement dated as of November 13, 2013, by and among Family Dollar Stores, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended November 30, 2013, filed on January 9, 2014, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date:	January 9, 2014	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)