Form 10-Q
period 2014-03-01
FAMILY DOLLAR STORES INC
filed 2014-04-10
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 1, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding April 5, 2014
Common Stock, $0.10 par value	113,825,215 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.        Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	March 1, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$157,199	$140,999
Short-term investment securities	15,007	4,000
Restricted cash and investments	34,031	35,443
Merchandise inventories	1,660,798	1,467,016
Deferred income taxes	32,736	34,510
Income tax refund receivable	34,769	13,485
Prepayments and other current assets	197,226	161,552
Total current assets	2,131,766	1,857,005
Property and equipment, net	1,778,153	1,732,544
Investment securities	16,557	22,977
Other assets	76,328	97,335
Total assets	$4,002,804	$3,709,861
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$296,000	$—
Current portion of long-term debt	16,200	16,200
Accounts payable	745,747	723,200
Accrued liabilities	319,053	335,854
Income taxes	4,943	4,968
Total current liabilities	1,381,943	1,080,222
Long-term debt	484,150	500,275
Other liabilities	290,279	289,194
Deferred gain	210,835	218,088
Deferred income taxes	28,172	23,027
Commitments and contingencies (Note 8)
Shareholders’ equity (Note 6):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $0.10 par; authorized 600,000,000 shares; issued 120,603,221 shares at March 1, 2014, and 120,091,158 shares at August 31, 2013, and outstanding 113,823,145 shares at March 1, 2014, and 115,092,113 shares at August 31, 2013	12,060	12,009
Capital in excess of par	322,424	299,865
Retained earnings	1,679,010	1,569,625
Accumulated other comprehensive loss	(1,611)	(2,195)
Common stock held in treasury, at cost (6,780,076 shares at March 1, 2014, and 4,999,045 shares at August 31, 2013)	(404,458)	(280,249)
Total shareholders’ equity	1,607,425	1,599,055
Total liabilities and shareholders’ equity	$4,002,804	$3,709,861

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended	14 Weeks Ended
(in thousands, except per share amounts)	March 1, 2014	March 2, 2013
Net sales	$2,716,621	$2,893,997
Cost and expenses:
Cost of sales	1,814,327	1,926,947
Selling, general and administrative	762,037	750,073
Cost of sales and operating expenses	2,576,364	2,677,020
Operating profit	140,257	216,977
Investment income	46	109
Interest expense	7,374	6,775
Other income	7,528	7,426
Income before income taxes	140,457	217,737
Income taxes	49,588	77,592
Net income	$90,869	$140,145
Net income per common share — basic	$0.80	$1.21
Weighted average shares — basic	113,788	115,455
Net income per common share — diluted	$0.80	$1.21
Weighted average shares — diluted	114,141	115,920
Dividends declared per common share	$0.26	$0.21
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	26 Weeks Ended	27 Weeks Ended
(in thousands, except per share amounts)	March 1, 2014	March 2, 2013
Net sales	$5,216,312	$5,315,685
Cost and expenses:
Cost of sales	3,457,177	3,521,841
Selling, general and administrative	1,498,559	1,449,898
Cost of sales and operating expenses	4,955,736	4,971,739
Operating profit	260,576	343,946
Investment income	104	184
Interest expense	14,297	13,897
Other income	14,934	13,788
Income before income taxes	261,317	344,021
Income taxes	92,421	123,597
Net income	$168,896	$220,424
Net income per common share — basic	$1.48	$1.91
Weighted average shares — basic	114,186	115,486
Net income per common share — diluted	$1.47	$1.90
Weighted average shares — diluted	114,613	116,057
Dividends declared per common share	$0.52	$0.42
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended	14 Weeks Ended
(in thousands)	March 1, 2014	March 2, 2013
Net income	$90,869	$140,145
Other comprehensive income:
Unrealized net gains on investment securities (net of taxes)	320	227
Other	(9)	7
Other comprehensive income	311	234
Comprehensive income	$91,180	$140,379

	26 Weeks Ended	27 Weeks Ended
(in thousands)	March 1, 2014	March 2, 2013
Net income	$168,896	$220,424
Other comprehensive income:
Unrealized net gains on investment securities (net of taxes)	575	259
Other	9	21
Other comprehensive income	584	280
Comprehensive income	$169,480	$220,704

There were no material reclassifications from accumulated other comprehensive income into net income.

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended	27 Weeks Ended
(in thousands)	March 1, 2014	March 2, 2013
Cash flows from operating activities:
Net income	$168,896	$220,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,835	115,973
Amortization of deferred gain	(8,422)	(6,971)
Deferred income taxes	12,219	7,465
Excess tax benefits from stock-based compensation	(5,434)	(12,891)
Stock-based compensation	10,151	9,436
Loss on disposition of property and equipment, including impairment	7,015	3,695
Changes in operating assets and liabilities:
Merchandise inventories	(193,782)	(107,791)
Prepayments and other current assets	(35,679)	(82,158)
Other assets	1,644	(1,125)
Accounts payable and accrued liabilities	48,706	12,421
Income taxes	(21,310)	(36,303)
Other liabilities	1,085	13,197
Net cash provided by operating activities	111,924	135,372

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(45,490)	(20,439)
Sales of restricted and unrestricted investment securities	62,238	14,000
Net change in restricted cash	139	48,405
Net proceeds from sale-leaseback	19,222	163,520
Capital expenditures	(219,691)	(409,735)
Proceeds from dispositions of property and equipment	344	908
Net cash used in investing activities	(183,238)	(203,341)

Cash flows from financing activities:
Short-term borrowings	1,318,000	1,150,223
Repayment of short-term borrowings	(1,022,000)	(983,000)
Repayment of long-term debt	(16,200)	(16,200)
Repurchases of common stock	(125,038)	(74,954)
Change in cash overdrafts	(26,328)	36,726
Proceeds from exercise of employee stock options	13,157	16,312
Excess tax benefits from stock-based compensation	5,434	12,891
Payment of dividends	(59,511)	(48,546)
Net cash provided by financing activities	87,514	93,452

Net change in cash and cash equivalents	16,200	25,483
Cash and cash equivalents at beginning of period	140,999	92,333
Cash and cash equivalents at end of period	$157,199	$117,816
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    General Information

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 1, 2014; the results of operations for the 13 and 26 weeks ended March 1, 2014 (“second quarter and first half of fiscal 2014”), and the 14 and 27 weeks ended March 2, 2013 ("second quarter and first half of fiscal 2013”); comprehensive income for the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013; and the cash flows for the first half of fiscal 2014 and the first half of fiscal 2013. The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (“fiscal 2013”).

The results of operations for the second quarter and first half of fiscal 2014 are not necessarily indicative of the results to be expected for the full year.

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

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU was effective for the Company beginning in the first quarter of fiscal 2014 and did not have a material impact on the Company's Consolidated Condensed Financial Statements.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company’s fair value hierarchy as of March 1, 2014, and August 31, 2013, for items that are required to be measured at fair value on a recurring basis:

	March 1, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,701	$3,701	$—	$—
Investment securities:
Auction rate securities	16,557	—	—	16,557
Short-term bond mutual fund	15,007	15,007	—	—
Restricted cash and investments: (1)
Money market funds	297	297	—	—
Municipal debt securities	33,734	—	33,734	—
Other assets:
Mutual funds (2)	20,184	20,184	—	—

	August 31, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,200	$26,200	$—	$—
Investment securities:
Auction rate securities	22,977	—	—	22,977
Short-term bond mutual fund	4,000	4,000	—	—
Restricted cash and investments: (1)
Money market funds	437	437	—	—
Municipal debt securities	55,055	—	55,055	—
Other assets:
Mutual funds (2)	20,043	20,043	—	—

(1)
As of March 1, 2014, restricted cash and investments of $34.0 million were included in Restricted Cash and Investments in the Consolidated Condensed Balance Sheet. As of August 31, 2013, restricted cash and investments of $35.4 million and $20.1 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Balance Sheet.

(2)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the first half of fiscal 2014 or the first half of fiscal 2013.

Level 2 Inputs

All assets classified as Level 2 are valued using matrix pricing. The Company believes that while the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.

Auction Rate Securities

The Company's auction rate securities (“ARS”) are tax-exempt bonds collateralized by federally guaranteed student loans and are valued using Level 3 inputs. Due to the continued issues in the global credit and capital markets, and specifically the ARS market, the Company's $18.5 million par value ARS portfolio has experienced sustained failed auctions. As a result of the failed auctions, the Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature. The

Company expects to be able to liquidate substantially all its remaining ARS portfolio at or near par through issuer calls, refinancings, or upon maturity.

As of March 1, 2014, all the Company's ARS portfolio was classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity. The Company had a temporary gross unrealized loss of $1.9 million ($1.2 million, net of taxes) with respect to its ARS portfolio as of March 1, 2014. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders’ Equity on the Consolidated Condensed Balance Sheet.

The fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs because there is not an active market for the Company’s ARS portfolio. The two most significant unobservable inputs used in the analysis are as follows:

•
The weighted-average expected term to liquidate the securities. The assumption used in the analysis is based on the Company's estimate of the timing of future liquidity, which assumes the securities will be called or refinanced by the issuer or repurchased by the broker dealers prior to maturity.

•
The illiquidity factor applied to the discount rate. The assumption used in the analysis is based on market rates for similar liquid tax-exempt securities with comparable ratings and maturities. Due to the uncertainty surrounding the timing of future liquidity, a factor was applied to the discount rates to reflect the illiquidity of the investments.

The inputs used in the Company’s analysis are sensitive to market conditions, and the Company's valuation of its ARS portfolio can change based on the assumptions used. As of March 1, 2014, a 100 basis point increase or decrease in the illiquidity factor, along with a 12-month increase or decrease in the weighted average term, could result in a gross unrealized loss ranging from $1.1 million to $3.3 million.

The Company also evaluated each of its ARS for other-than-temporary impairment. The Company's evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company's ARS portfolio remains high and the securities had a weighted average parity ratio of 126.3% as of March 1, 2014. Based on these factors, the Company concluded there was no other-than-temporary impairment as of March 1, 2014.

The following table summarizes the change in the fair value of the Company’s ARS portfolio measured using Level 3 inputs during the second quarter and first half of fiscal 2014 and the second quarter and first half of fiscal 2013:

	13 Weeks Ended	14 Weeks Ended
(in thousands)	March 1, 2014	March 2, 2013
Beginning Balance	$20,565	$23,389
Sales	(4,367)	(50)
Realized losses on sale of investments	(133)	—
Net unrealized gains included in other comprehensive income	492	105
Ending Balance	$16,557	$23,444

	26 Weeks Ended	27 Weeks Ended
(in thousands)	March 1, 2014	March 2, 2013
Beginning Balance	$22,977	$23,720
Sales	(6,946)	(150)
Realized losses on sale of investments	(254)	—
Net unrealized gains/(losses) included in other comprehensive income	780	(126)
Ending Balance	$16,557	$23,444

Additional Fair Value Disclosures

The estimated fair value of the Company’s long-term debt was $530.2 million as of March 1, 2014, and $546.4 million as of August 31, 2013. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value for the private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company’s long-term debt was greater than the carrying value of the debt by $29.8 million as of March 1, 2014, and $29.9 million as of August 31, 2013.

3.    Current and Long-Term Debt

Principal Payment

During the first half of fiscal 2014, the Company made a scheduled principal payment on its private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2014.

Short-term Borrowings

As of March 1, 2014, the Company had $296.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities, as compared to $182.2 million of short-term borrowings outstanding as of March 2, 2013. During the first half of fiscal 2014, the Company had net borrowings of $296.0 million and an average daily outstanding balance of $187.5 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities. This compares to net borrowings of $167.2 million and an average daily outstanding balance of $104.3 million at a weighted-average interest rate of 1.5% under the Company's unsecured revolving credit facilities during the first half of fiscal 2013.

On November 13, 2013, the Company entered into two new unsecured revolving credit facilities to replace its prior two unsecured revolving credit facilities. The new unsecured revolving credit facilities provide the Company the capacity to borrow up to $900 million (less standby letters of credit needed for collateral for its insurance program of $18.7 million as of March 1, 2014) and the prior unsecured revolving credit facilities provided the Company the capacity to borrow up to $700 million (less standby letters of credit needed for collateral for its insurance program of $18.8 million as of March 2, 2013).

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of March 1, 2014, the Company was in compliance with all such covenants.

4.     Restricted Cash and Investments

The Company has restricted cash and investments to serve as collateral for certain of the Company's insurance obligations. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of March 1, 2014, the Company held $34.0 million in this restricted account, which was included in Restricted Cash and Investments in the Consolidated Condensed Balance Sheet. As of August 31, 2013, the Company held $55.5 million in this restricted account, of which $35.4 million was included in Restricted Cash and Investments and $20.1 million was included in Other Assets in the Consolidated Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

5.     Build-to-Suit and Sale-Leaseback Transactions

The Company uses build-to-suit and sale-leaseback transactions to construct and lease new stores. In a build-to-suit transaction, an unrelated third-party funds the new store construction and owns the property throughout and upon completion of construction. In a sale-leaseback transaction, the Company funds the new store construction and owns the property throughout and upon completion of construction. Upon completion of the stores' construction in build-to-suit transactions and concurrent with the sale of stores in sale-leaseback transactions, the Company enters into agreements to lease the properties over an initial lease term of 15 years. The leases for each transaction include an initial term of 15 years, four, 5-year fixed renewal options, and provide for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties, and considers the leases as normal sale-leasebacks.

During the first half of fiscal 2014, the Company primarily completed build-to-suit transactions. Additionally, the Company completed sale-leaseback transactions under which it sold 13 stores to unrelated third-parties for net proceeds of approximately

$19.2 million during the first half of fiscal 2014. Upon closing of the transactions, the Company deferred a gain of approximately $0.6 million realized on the sale of the assets and will amortize the gain over the initial lease term.

During the first half of fiscal 2013, the Company completed sale-leaseback transactions under which it sold 127 stores to unrelated third-parties for net proceeds of approximately $163.5 million. Upon closing of the transactions, the Company deferred a gain of approximately $73.2 million realized on the sale of the stores and continues to amortize the gain over the initial lease term.

6.     Shareholders' Equity

Stock Repurchases

During the first half of fiscal 2014, the Company purchased a total of 1.8 million shares of its common stock at a cost of $125.0 million. All shares were purchased pursuant to share repurchase authorizations approved by the Board of Directors. As of March 1, 2014, the Company had $245.8 million remaining under the current share repurchase authorization. There is no expiration date related to the share repurchase authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or are canceled and returned to the status of authorized but unissued shares.

Option Exercises

During the first half of fiscal 2014, a total of 0.4 million stock options with a weighted average exercise price of $34.93 were exercised. The total intrinsic value of the options exercised during the period was $12.9 million.

Dividends

During the first half of fiscal 2014, the Company paid cash dividends of $0.52 per share for a total of $59.5 million. On January 16, 2014, the Company announced an increase in the regular quarterly dividend payment from $0.26 to $0.31, effective with the declaration of the next quarterly dividend.

7.    Earnings Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company’s outstanding dilutive stock options and performance share rights had been exercised, as determined by the treasury stock method.

During the second quarter of fiscal 2014, the Company instituted an Employee Stock Purchase Plan which allows employees to purchase Company shares at a discount. Shares are purchased on a semi-annual basis with the Company's expense equal to 15% of the closing price on the date of purchase. The share-based payment expense is recognized on a straight-line basis over the six-month offering period. As of March 1, 2014, the incremental potential shares that would be issuable, if the reporting date were the end of the offering period, were not material and are included in diluted earnings per share.

Certain stock options and performance share rights were excluded from the calculation of diluted net income per common share because their effects were antidilutive (1.1 million shares and 0.9 million shares for the second quarter and first half ended March 1, 2014, respectively, and 0.5 million shares and 0.4 million shares for the second quarter and first half ended March 2, 2013, respectively).

The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended	14 Weeks Ended	26 Weeks Ended	27 Weeks Ended
(in thousands, except per share amounts)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Basic Net Income Per Share:
Net income	$90,869	$140,145	$168,896	$220,424
Weighted average number of shares outstanding	113,788	115,455	114,186	115,486
Net income per common share — basic	$0.80	$1.21	$1.48	$1.91
Diluted Net Income Per Share:
Net income	$90,869	$140,145	$168,896	$220,424
Weighted average number of shares outstanding	113,788	115,455	114,186	115,486
Effect of dilutive securities	353	465	427	571
Weighted average shares — diluted	114,141	115,920	114,613	116,057
Net income per common share — diluted	$0.80	$1.21	$1.47	$1.90

8.    Litigation

The Company is engaged in a number of legal proceedings. The matters or groups of related matters discussed below, if decided adversely to the Company, or settled by the Company, individually or in the aggregate, may result in liability material to the Company's financial condition or results of operations.

Wage and Hour Class Actions

Since 2001, the Company has been involved in a series of cases in which certain Store Managers have alleged they were improperly classified as exempt employees under the Fair Labor Standards Act ("FLSA"). Current and former Store Managers have filed lawsuits alleging that the Company violated the FLSA and/or similar state laws, by classifying them as "exempt" employees who are not entitled to overtime compensation. The majority of the complaints also request recovery of overtime pay, liquidated damages, attorneys' fees, and court costs.

In April 2008, a Multi-District Litigation forum (“MDL”) was created in the Western District of North Carolina, Charlotte Division (“NC Federal Court”) to handle cases alleging FLSA violations against the Company. The first two of the MDL cases were Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc., filed in May 2004 and June 2006, respectively. In these cases, the court entered orders finding the plaintiffs were not similarly situated and, therefore, neither nationwide notice nor collective treatment under the FLSA was appropriate. Since that time, the NC Federal Court has granted 57 summary judgments ruling Family Dollar Store Managers are properly classified as exempt from overtime.

Presently, there are a total of 14 named plaintiffs and/or opt-ins in the remaining cases in the MDL, for which the NC Federal Court has not decided the class certification or summary judgment issue. The Company cannot reasonably estimate the possible loss or range of loss that may result from these cases.

State Law Class and Collective Misclassification Actions

The Company is currently a defendant in five additional class action lawsuits in five states alleging that Store Managers should be classified as non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, attorneys’ fees, and court costs.

•
Farley, et al. v. Family Dollar Stores of Colorado, Inc., was filed in the United States District Court for the District of Colorado on January 7, 2012, seeking unpaid overtime compensation for a class of current and former Colorado Store Managers. On March 21, 2013, the district court granted the plaintiff’s motion for class certification. Class notice was issued in June 2013 and class discovery concluded in January 2014. The Company has filed a motion for summary judgment as to the named plaintiff. The court has not set a hearing date for this motion. The final pre-trial hearing is currently scheduled for May 2014.

•
Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011. The plaintiff seeks recovery for himself and allegedly similarly situated Store Managers under New Jersey law. The matter was administratively dismissed without prejudice. At the time of dismissal, no class had been certified. On January 14, 2014, the parties preliminarily agreed to resolve the litigation on a claims-made basis for an amount not material to the Consolidated Condensed Financial Statements and the parties will be filing a motion for approval of the settlement with the Court.

•
Itterly v. Family Dollar Stores of Pennsylvania, Inc., which was formerly pending in the NC Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. The plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania Store Managers whom the plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. In August 2013, the Company filed summary judgment requesting that the Court rule that Itterly was properly classified as exempt from overtime. The District Court granted the Company’s motion on January 30, 2014, and the case is now dismissed. On February 1, 2014, the plaintiffs filed a Notice of Appeal with the Third Circuit Court of Appeals.

•
Premo v. Family Dollar Stores of Massachusetts, Inc., was filed in Worcester County Superior Court in the State of Massachusetts for alleged violations of the Massachusetts overtime law on April 26, 2013. The plaintiffs are seeking unpaid overtime for a class of current and former Massachusetts Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Massachusetts law. The Company removed the case to federal district court in Massachusetts on May 28, 2013. The plaintiffs have challenged the removal to federal court. On January 8, 2014, the plaintiffs filed a Motion for Leave to Amend their Complaint. The Court has not yet ruled on the plaintiffs’ Motion to Remand or the Motion for Leave to Amend.

•
Walters et al. v. Family Dollar Stores of Missouri, Inc., alleging violations of the Missouri Minimum Wage Law, was originally filed on January 26, 2010, and is pending in the Circuit Court of Jackson County, Missouri (the “Circuit Court”). On May 10, 2011, the Circuit Court certified the class under the Missouri Minimum Wage Law and common law. In July 2013, the parties entered a preliminary agreement to resolve this matter on a claims-made basis for an amount not material to the Consolidated Condensed Financial Statements. The Court entered final approval of the settlement on January 24, 2014.

Considering, among other factors, that the Company has obtained multiple decisions ruling that its Store Managers are properly classified as exempt from overtime, the Company cannot reasonably estimate the possible loss or range of loss that may result from these cases, except for Walters, which has been settled, and Hegab, which is the subject of a preliminary settlement.

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

Presently, there are 48 named plaintiffs in the Scott case. On January 13, 2012, the trial court granted the Company’s Motion to Strike the class allegations asserted in the complaint based in part upon the United States Supreme Court’s ruling in Dukes v. Wal-Mart. The plaintiffs filed an appeal of the Court’s dismissal of the class allegations to the United States Court of Appeals for the Fourth Circuit. On October 16, 2013, the Fourth Circuit Court of Appeals partially reversed the trial court’s ruling. While the Fourth Circuit agreed the original Complaint should not proceed as a class action, it remanded the case and instructed the trial court to allow the amendment of the complaint, and then consider whether the case based upon the amended complaint should proceed as a class action. On November 14, 2013, the Fourth Circuit denied further en banc review of the decision. On January 24, 2014, the Company filed a Petition for Writ of Certiorari to the United States Supreme Court. The Supreme Court has asked the plaintiffs to file a response to the Company's Petition by April 21, 2014.

The Company has tendered the matter to its Employment Practices Liability Insurance (“EPLI”) carrier for coverage under its EPLI policy. At this time, the Company expects the EPLI carrier will participate in any resolution of the case. The Company has exceeded its insurance retention and expects any additional legal fees and settlements will be paid by the EPLI carrier. No reserve is appropriate due to the preliminary status of the case.

Other Matters

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws, some of which are, or may be pled as class or collective actions, and litigation related to alleged personal or property damage, as to which the Company carries insurance coverage and/or has established accrued liabilities as set forth in the Company's Consolidated Condensed Financial Statements. While the ultimate outcome cannot be determined, the Company currently believes these proceedings and claims, both individually and in the aggregate, should not have a material impact on the Company's Consolidated Condensed Financial Statements. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, or, if the Company determines settlement of such actions is appropriate, the Company may be subject to liability that could have a material impact on the Company's Consolidated Condensed Financial Statements.

9.    Segment Information

The Company operates a chain of more than 8,100 general merchandise retail discount stores in 46 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by 11 distribution centers and one Store Support Center. All stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution and operations. The Company has no franchised locations or other lines of business. All of the Company’s operations are located in the United States with the exception of certain sourcing entities located in Asia and Europe. The foreign operations solely support domestic operations and are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	13 Weeks Ended	14 Weeks Ended	26 Weeks Ended	27 Weeks Ended
(in thousands)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Classes of similar Products:
Consumables	$1,932,446	$2,011,502	$3,805,542	$3,800,787
Home Products	281,779	322,229	522,275	564,564
Apparel and Accessories	183,608	206,889	355,132	384,915
Seasonal and Electronics	318,788	353,377	533,363	565,419
Net sales	$2,716,621	$2,893,997	$5,216,312	$5,315,685

The following table describes the Company’s product categories in more detail:

Consumables	Batteries
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
Seasonal goods
Stationery and school supplies
Toys

10.    Subsequent Event

On April 7, 2014, the Company approved a plan to close approximately 370 underperforming stores across the chain. The Company also reduced overhead through the optimization of its workforce. These strategic initiatives originate from the Company’s efforts to identify opportunities to strengthen its value proposition, increase operational efficiencies, and improve financial performance.
The Company currently estimates it will recognize pre-tax charges to its GAAP financial results of between $85 million and $95 million, including costs associated with the following:

•	Lease obligations. Charges associated with lease obligations, net of estimated sublease income, and other closing-related costs are estimated to range from $49 million to $54 million.

•	Asset impairments. Non-cash charges associated with asset impairments (related to property, equipment, and inventory) are estimated to range from $32 million to $37 million.

•	Employee terminations. Charges associated with employee severance and other termination costs are estimated to be approximately $4 million.

The Company expects to recognize substantially all these charges during the second half of fiscal 2014.
The Company expects to incur future cash expenditures from these strategic initiatives of approximately $53 million to $58 million, as lease and other obligations become due. The cash expenditures will consist primarily of net payments on lease obligations over remaining lease terms, other closing-related costs, and employee severance costs.
The amounts and timing of all estimates are subject to change and may vary materially based on various factors, including the timing of the closings; the timing and amount of sublease income and other lease expenses; asset write-downs and other factors affecting inventory value; changes in management's assumptions; and other factors.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the 13-week period ended March 1, 2014, and the 14-week period ended March 2, 2013 (“second quarter of fiscal 2014” and “second quarter of fiscal 2013,” respectively), and the 26-week period ended March 1, 2014, and the 27-week period ended March 2, 2013 (“first half of fiscal 2014” and “first half of fiscal 2013,” respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 31, 2013 (“fiscal 2013”), and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in our Annual Report on Form 10-K for fiscal 2013. This discussion should also be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth following this MD&A, and the “Risk Factors” set forth in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2013.

Executive Overview

We operate a chain of more than 8,100 general merchandise retail discount stores in 46 states, providing value-conscious consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We classify the combination of Home Products, Apparel and Accessories, and Seasonal and Electronics as "Discretionary." We sell merchandise at prices that generally range from less than $1 to $10.

Our financial results and the number of customer transactions in the second quarter of fiscal 2014 were adversely impacted by severe winter weather. We had numerous store closings and reduced hours of operation as a result of the severe winter weather. Hazardous conditions disrupted merchandise deliveries and higher levels of snow accumulation and extremely cold temperatures resulted in higher-than-expected utility and store maintenance expenses. We estimate a negative impact on earnings per diluted share of at least $0.05 resulting from the severe winter weather.

Additionally, the current macro-environment has continued to pressure our profitability. Our core customers have faced sustained financial challenges including high unemployment rates, volatility in food, gasoline, and energy costs, and uncertainty in healthcare programs. Our value-conscious customers have continued to focus their spending on necessities, with sales in Consumables, as a percentage of total sales, increasing in the first half of fiscal 2014, as compared to the first half of fiscal 2013.

In order to increase relevance with our value-conscious customers and remain competitive in a difficult retail environment, during the remainder of fiscal 2014, we will continue investing aggressively in our business. We will remain focused on strengthening our value perception and accelerating the number of customer transactions through our commitment to delivering value to our customers and increasing the productivity of our merchandise assortment by refreshing in-store schematics.

During the second quarter of fiscal 2014, as compared with the second quarter of fiscal 2013, our net sales decreased 6.1% to $2.7 billion from $2.9 billion, our net income decreased to $90.9 million from $140.1 million, and our diluted net income per common share decreased to $0.80 per share from $1.21 per share. Consistent with the National Retail Federation Calendar, the second quarter and first half of fiscal 2013 included an extra week. The additional week accounted for approximately $189 million in sales and an estimated $0.07 of earnings per diluted share for both the second quarter and the first half of fiscal 2013. Excluding the impact of the extra week of sales in the second quarter of fiscal 2013, sales in the second quarter of fiscal 2014 increased 0.4%.  Comparable store sales for the second quarter of fiscal 2014 decreased 3.8%, as compared to the second quarter of fiscal 2013.

During the first half of fiscal 2014, as compared with the first half of fiscal 2013, our net sales decreased 1.9% to $5.2 billion from $5.3 billion, our net income decreased to $168.9 million from $220.4 million, and our diluted net income per common share decreased to $1.47 per share from $1.90 per share. Excluding the impact of the extra week of sales in the first half of fiscal 2013, sales in the first half of fiscal 2014 increased 1.8%. Comparable store sales for the first half of fiscal 2014 decreased 3.4%, as compared to the first half of fiscal 2013.

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

Over the prior two fiscal years, we executed significant, chain-wide expansions in key consumable categories to provide our customers with value and convenience and respond to customer demand. Additionally, in the first quarter of fiscal 2013, McLane, a large supply chain services company which distributes merchandise from multiple manufacturers, began delivering a broader assortment of merchandise to our stores. The rate of Consumables sales growth slowed as we anniversaried these initiatives. In the first half of fiscal 2014, our Consumables sales increased slightly, as compared to the first half of fiscal 2013. In the first half of fiscal 2013, our Consumables sales increased by 22.7%, as compared to the first half of fiscal 2012.

The sales of lower-margin Consumables, combined with softer sales of higher-margin Discretionary items, has pressured gross profit, as a percentage of net sales, in the first half of fiscal 2014, as compared to the first half of fiscal 2013. The investments made in global sourcing and private brands continue to help offset some of the pressure created by the shift in sales mix to lower margin Consumables, as these two initiatives result in higher gross profit margin.

We continue to execute on our multi-year comprehensive renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams. During the first half of fiscal 2014, we renovated, relocated or expanded 319 stores under this new format. We plan to renovate, relocate or expand a total of approximately 850 stores in fiscal 2014.

During the first half of fiscal 2014, we opened 244 stores and closed 22 stores for a net addition of 222 stores, compared with the opening of 251 stores and closing of 18 stores for a net addition of 233 stores during the first half of fiscal 2013. We are on track to open approximately 525 new stores in fiscal 2014. As a result of reviewing strategic initiatives, further described below, new store growth is expected to slow to between 350 and 400 new stores in fiscal 2015.

Subsequent Event

We recently completed an in-depth business review, with the objective of strengthening our value proposition, increasing operational efficiency, and improving financial performance. As a result of this review, on April 7, 2014, the Company approved a plan to close approximately 370 underperforming stores across the chain. We also reduced overhead through the optimization of our workforce. These strategic initiatives are intended to improve operational efficiency and deliver stronger financial returns, while reinforcing our commitment to being an efficient, low-cost retailer.
We estimate the total GAAP pre-tax charges associated with these strategic initiatives will be between $85 million and $95 million, consisting primarily of lease termination costs and asset impairment charges. We expect substantially all these charges will be recognized during the second half of fiscal 2014. These strategic initiatives are expected to result in an annualized operating profit benefit of $40 million to $45 million, beginning in the third quarter of fiscal 2014.
The amounts and timing of all estimates are subject to change and may vary materially based on various factors, including the timing of the closings; the timing and amount of sublease income and other lease expenses; asset write-downs and other factors affecting inventory value; changes in management's assumptions; and other factors. See "Cautionary Statement Regarding Forward-Looking Statements" below.
Results of Operations

Second Quarter Results

Our results of operations for the second quarter of fiscal 2014 and the second quarter of fiscal 2013 are highlighted in the table below and discussed in the following paragraphs:

	13 Weeks Ended		14 Weeks Ended
(in thousands)	March 1, 2014	% of Net Sales*	March 2, 2013	% of Net Sales*
Net sales	$2,716,621		$2,893,997
Cost and expenses:
Cost of sales	1,814,327	66.8%	1,926,947	66.6%
Selling, general and administrative	762,037	28.1%	750,073	25.9%
Cost of sales and operating expenses	2,576,364	94.8%	2,677,020	92.5%
Operating profit	140,257	5.2%	216,977	7.5%
Investment income	46	0.0%	109	0.0%
Interest expense	7,374	0.3%	6,775	0.2%
Other income	7,528	0.3%	7,426	0.3%
Income before income taxes	140,457	5.2%	217,737	7.5%
Income taxes	49,588	1.8%	77,592	2.7%
Net Income	$90,869	3.3%	$140,145	4.8%
*Percentages are rounded

Net Sales

Net sales decreased 6.1% in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013. The net sales decrease in the second quarter of fiscal 2014 was due to severe winter weather and a decrease in comparable store sales, partially offset by sales from new stores opened as part of our store growth program.

Consistent with the National Retail Federation Calendar, the second quarter and first half of fiscal 2013 included an extra week. The additional week accounted for approximately $189 million in sales for the second quarter of fiscal 2013. Excluding the impact of the extra week of sales in the second quarter of fiscal 2013, sales in the second quarter of fiscal 2014 increased 0.4%.

Comparable store sales decreased 3.8% in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013, primarily as a result of a decrease in customer transactions. The decrease in customer transaction volume was partially offset by an increase in average customer transaction values. Sales during the second quarter of fiscal 2014, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the second quarter of fiscal 2014 was 6.1% higher than the average number of stores in operation during the second quarter of fiscal 2013. We had 8,138 stores in operation at the end of the second quarter of fiscal 2014 compared with 7,675 stores in operation at the end of the second quarter of fiscal 2013. As of March 1, 2014, we had, in the aggregate, approximately 58.5 million square feet of selling space compared to 55.0 million square feet as of March 2, 2013.

Cost of Sales

Cost of sales decreased 5.8% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Cost of sales, as a percentage of net sales, was 66.8% in the second quarter of fiscal 2014 and 66.6% in the second quarter of fiscal 2013. Cost of sales, as a percentage of net sales, was negatively impacted by the following:

•
A shift in sales mix to lower-margin consumable merchandise. A 1.6% increase in lower-margin Consumables as a percentage of sales, as well as softness in sales of Discretionary items, continued to pressure cost of sales as a percentage of net sales.

•
An increase in markdowns. In a challenging macro-economic environment, we continued to use markdowns to drive revenue growth and manage inventory levels. In addition, we increased markdowns to remain competitive during the holiday season and to sell through inventory in preparation for an annual schematic refreshment, as we continue to refine our assortment of merchandise inventory. In fiscal 2013, we executed the annual schematic refreshment during the third quarter.

These unfavorable items were partially offset by the following:

•
An increase in markups on the merchandise sales. We continued to focus on improving our purchase markups through the expansion of our global sourcing program and the continued development of our private brand assortment, which both result in higher gross profit margin.

•	Lower freight expense. The decrease in freight expense was impacted by our ongoing relationship with McLane, which results in less merchandise being handled through our own distribution network.

•
A decrease in inventory shrinkage. Inventory shrinkage decreased during the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013. The decrease in inventory shrinkage resulted from a slower growth rate in inventory levels over the past 12 months, technology introduced into stores to reduce inventory shrinkage, and increased store manager retention.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased 1.6% in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013. The increase in these expenses was due to higher-than-expected expenses resulting from severe winter weather and additional costs arising from the continued growth in the number of stores in operation, offset partially by the additional week of expenses in the second quarter of fiscal 2013. SG&A expenses, as a percentage of net sales, were 28.1% in the second quarter of fiscal 2014, as compared to 25.9% in the second quarter of fiscal 2013. SG&A expenses, as a percentage of net sales, de-leveraged in the following categories as a result of the decrease in comparable store sales, as compared to the second quarter of fiscal 2013:

•	Increased store occupancy costs (approximately 1.5% of net sales)

•	Increased store payroll costs (approximately 0.5% of net sales)

•	Increased non-store payroll costs (approximately 0.3% of net sales)

These unfavorable items were partially offset by the following:

•
Lower advertising costs (approximately 0.4% of net sales). We continued to focus on improving the efficiency and effectiveness of our advertising through changes in the timing, number of pages, and type of merchandise included in our promotional materials, which resulted in a decrease in overall advertising spending, as a percentage of net sales, in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013.

•
Lower incentive compensation expense (approximately 0.1% of net sales). Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in the second quarter of fiscal 2014, as compared to the second quarter of fiscal 2013.

Investment Income, Interest Expense, and Other Income

The changes in investment income, interest expense, and other income in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 were not material.

Income Taxes

The effective tax rate was 35.3% for the second quarter of fiscal 2014 compared with 35.6% for the second quarter of fiscal 2013. The effective tax rate was lower primarily due to foreign tax benefits associated with our global sourcing efforts partially offset by lower tax benefits associated with federal jobs tax credits.

Year-to-date Results

Our results of operations for the first half of fiscal 2014 and the first half of fiscal 2013 are highlighted in the table below and discussed in the following paragraphs:

	26 Weeks Ended		27 Weeks Ended
(in thousands)	March 1, 2014	% of Net Sales*	March 2, 2013	% of Net Sales*
Net sales	$5,216,312		$5,315,685
Cost and expenses:
Cost of sales	3,457,177	66.3%	3,521,841	66.3%
Selling, general and administrative	1,498,559	28.7%	1,449,898	27.3%
Cost of sales and operating expenses	4,955,736	95.0%	4,971,739	93.5%
Operating profit	260,576	5.0%	343,946	6.5%
Investment income	104	0.0%	184	0.0%
Interest expense	14,297	0.3%	13,897	0.3%
Other income	14,934	0.3%	13,788	0.3%
Income before income taxes	261,317	5.0%	344,021	6.5%
Income taxes	92,421	1.8%	123,597	2.3%
Net Income	$168,896	3.2%	$220,424	4.1%
*Percentages are rounded

Net Sales

Net sales decreased 1.9% in the first half of fiscal 2014, as compared to the first half of fiscal 2013. The net sales decrease in the first half of fiscal 2014 was due to a decrease in comparable store sales, partially offset by sales from new stores opened as part of our store growth program.

Consistent with the National Retail Federation Calendar, the first half of fiscal 2013 included an extra week. The additional week accounted for approximately $189 million in sales for the first half of fiscal 2013. Excluding the impact of the extra week of sales in the first half of fiscal 2013, sales in the first half of fiscal 2014 increased 1.8%.

Comparable store sales decreased 3.4% in the first half of fiscal 2014, as compared to the first half of fiscal 2013, as a result of a decrease in customer transactions in comparable stores, which was partially offset by a slight increase in average customer transaction values. Sales during the first half of fiscal 2014, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the first half of fiscal 2014 was 6.2% higher than the average number of stores in operation during the first half of fiscal 2013.

Cost of Sales

Cost of sales decreased 1.8% in the first half of fiscal 2014, as compared to the first half of fiscal 2013. Cost of sales, as a percentage of net sales, was 66.3% in both the first half of fiscal 2014 and in the first half of fiscal 2013. Cost of sales, as a percentage of net sales, was negatively impacted by the following:

•
A shift in sales mix to lower-margin consumable merchandise. A 1.5% increase in lower-margin Consumables as a percentage of sales, as well as softness in sales of Discretionary items, continued to pressure cost of sales as a percentage of net sales.

•
An increase in markdowns. In a challenging macro-economic environment, we continue to use markdowns to drive revenue growth and manage inventory levels. In addition, we increased markdowns to remain competitive and to sell through inventory in preparation for an annual schematic refreshment, as we continue to refine our assortment of merchandise inventory. The annual schematic refreshment was initiated in the second quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, which impacted the timing of markdowns.

These unfavorable items were partially offset by the following:

•
An increase in markups on the merchandise sales. We continued to focus on improving our purchase markups through the expansion of our global sourcing program and the continued development of our private brand assortment, which both result in higher gross profit margin.

•	Lower freight expense. The decrease in freight expense was impacted by our ongoing relationship with McLane, which results in less merchandise being handled through our own distribution network.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased 3.4% in the first half of fiscal 2014, as compared to the first half of fiscal 2013. The increase in these expenses was primarily due to additional costs arising from the continued growth in the number of stores in operation, offset partially by the additional week of expenses in the first half of fiscal 2013. SG&A expenses, as a percentage of net sales, were 28.7% in the first half of fiscal 2014 and 27.3% in the first half of fiscal 2013. SG&A expenses, as a percentage of net sales, de-leveraged in the following categories as a result of the decrease in comparable store sales, as compared to the first half of fiscal 2013:

•	Increased store occupancy costs (approximately 1.2% of net sales)

•	Increased store payroll costs (approximately 0.6% of net sales)

•	Increased non-store payroll costs (approximately 0.1% of net sales)

These unfavorable items were partially offset by the following:

•
Lower advertising costs (approximately 0.4% of net sales). We continued to focus on improving the efficiency and effectiveness of our advertising through changes in the timing, number of pages, and type of merchandise included in our promotional materials, which resulted in a decrease in overall advertising spending, as a percentage of net sales, in the first half of fiscal 2014, as compared to the first half of fiscal 2013.

•
Lower incentive compensation expense (approximately 0.1% of net sales). Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in the first half of fiscal 2014, as compared to the first half of fiscal 2013.

•
Lower insurance (approximately 0.1% of net sales). Over the past several years, we have improved our risk management programs and managed workers' compensation and general liability claims better. As a result of positive trends in overall claim frequency and the cost of each claim, we have reduced our liabilities related to claims, which lowered overall insurance expense.

Investment Income, Interest Expense, and Other Income

The changes in investment income, interest expense, and other income in the first half of fiscal 2014 compared to the first half of fiscal 2013 were not material.

Income Taxes

The effective tax rate was 35.4% for the first half of fiscal 2014 compared with 35.9% for the first half of fiscal 2013. The effective tax rate was lower primarily due to foreign tax benefits associated with our global sourcing efforts.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. During the first half of fiscal 2014, our cash and cash equivalents increased $16.2 million from the end of fiscal 2013, and our operating cash flows were $111.9 million. We believe our operating cash flows, proceeds from sale-leaseback transactions, and credit facilities are sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. We have availability under our two credit facilities to borrow up to $900 million (less standby letters of credit needed for collateral for our insurance programs of $18.7 million as of March 1, 2014) to supplement operating cash flows. During fiscal 2014, to help supplement our operating cash flows and to support our growth initiatives, we had borrowings under our unsecured revolving credit facilities and had an average daily outstanding balance of $187.5 million during the first half of fiscal 2014. Working capital at the end of the second quarter of fiscal 2014 was $749.8 million compared to $668.8 million at the end of the second quarter of fiscal 2013. We believe operating cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations and growth initiatives.

Restricted Cash and Investments

We have restricted certain cash and investments to serve as collateral for certain of our insurance obligations held at our wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of March 1, 2014, the Company held $34.0 million in this restricted account, which was included in Restricted Cash and Investments in the Consolidated Condensed Balance Sheet.

Build-to-Suit and Sale-Leaseback Transactions

The Company uses build-to-suit and sale-leaseback transactions to construct and lease new stores. In a build-to-suit transaction, an unrelated third-party funds the new store construction and owns the property throughout and upon completion of construction. In a sale-leaseback transaction, the Company funds the new store construction and owns the property throughout and upon completion of construction. Upon completion of the stores' construction in build-to-suit transactions and concurrent with the sale of stores in sale-leaseback transactions, the Company enters into agreements to lease the properties over an initial lease term of 15 years. The leases for each transaction include an initial term of 15 years, four, five-year fixed renewal options, and provide for the Company to evaluate each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties, and considers the leases as normal sale-leasebacks.

During the first half of fiscal 2014, the Company primarily completed build-to-suit transactions. Additionally, the Company completed sale-leaseback transactions under which it sold 13 stores to unrelated third-parties for net proceeds of approximately $19.2 million during the first half of fiscal 2014. Upon closing of the transactions, the Company deferred a gain of approximately $0.6 million realized on the sale of the assets and will amortize the gain over the initial lease term.

During the first half of fiscal 2013, the Company completed sale-leaseback transactions under which it sold 127 stores to unrelated third-parties for net proceeds of approximately $163.5 million. Upon closing of the transactions, the Company deferred a gain of approximately $73.2 million realized on the sale of the stores and continues to amortize the gain over the initial lease term.

Credit Facilities

On November 13, 2013, the Company entered into a five-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $600 million. The credit facility matures on November 13, 2018, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates.

On November 13, 2013, the Company entered into a four-year unsecured revolving credit facility with a syndicate of lenders for borrowings of up to $300 million. The credit facility matures on November 13, 2017, and provides for two, one-year extensions that require lender consent. Any borrowings under the credit facility accrue interest at a variable rate based on short-term market interest rates.

The revolving credit facilities provide the Company the capacity to borrow up to $900 million (less standby letters of credit needed for collateral for its insurance program of $18.7 million as of March 1, 2014) and the prior unsecured revolving credit facilities provided the Company the capacity to borrow up to $700 million (less standby letters of credit needed for collateral for its insurance program of $18.8 million as of March 2, 2013).

As of March 1, 2014, the Company had $296.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities, as compared to $182.2 million of short-term borrowings outstanding as of March 2, 2013. During the first half of fiscal 2014, the Company had net borrowings of $296.0 million and an average daily outstanding balance of $187.5 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities. This compares to net borrowings of $167.2 million and an average daily outstanding balance of $104.3 million at a weighted-average interest rate of 1.5% under the Company's unsecured revolving credit facilities during the first half of fiscal 2013.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of March 1, 2014, the Company was in compliance with all such covenants.

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

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the “2015 Notes”), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company’s other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization that began on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. During the first half of fiscal 2014, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2014. Interest on the 2015 Notes is payable semi-annually in arrears on March 27 and September 27 of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of March 1, 2014, the Company was in compliance with all such covenants.

Other Considerations

Our merchandise inventories at the end of the first half of fiscal 2014 increased 8.3%, as compared to the end of the first half of fiscal 2013. Inventory per store at the end of the first half of fiscal 2014 increased 2.1%, as compared to the end of the first half of fiscal 2013. The additional inventory, both in total and on a per store basis, was a result of acceleration of an annual schematic refreshment, which occurred during the third quarter of fiscal 2013, and a result of increased inventory to support additional stores opened as part of store expansion program.

Capital expenditures for first half of fiscal 2014 were $219.7 million, as compared to $409.7 million in the first half of fiscal 2013. The decrease in capital expenditures was primarily related to a shift to build-to-suit transactions from sale-leaseback transactions in fiscal 2014, as compared to fiscal 2013, and completion of construction for the eleventh distribution center in fiscal 2013. A summary of spending in the first half of fiscal 2014 and in the first half of fiscal 2013 is as follows:

	26 Weeks Ended	27 Weeks Ended
(in thousands)	March 1, 2014	March 2, 2013
New stores	$76,353	$219,723
Store renovations	54,413	69,548
Existing stores	38,370	28,872
Supply chain	12,449	51,563
Corporate and technology investments	38,106	40,029
Total capital expenditures	$219,691	$409,735

During the first half of fiscal 2014, the Company purchased a total of 1.8 million shares of its common stock at a cost of $125.0 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. As of March 1, 2014, the Company had $245.8 million remaining under the current share repurchase authorization.

The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase programs do not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

In addition to the Restricted Cash and Investments noted above, our wholly-owned captive insurance subsidiary maintains additional balances in cash and cash equivalents and investment securities that are used in connection with our retained workers’ compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of the first half of fiscal 2014, these cash and cash equivalents and investment securities balances (including Restricted Cash and Investments) were $34.0 million and zero, respectively.

Additionally, during the first half of fiscal 2014, we continued to expand our global sourcing team, develop stronger processes to help us integrate our sourcing activities with our category management efforts and expand our supplier network. As a result of this global expansion and the increased activities being performed by our global sourcing team, we had $52.7 million of cash and cash equivalents in these foreign entities as of March 1, 2014. We are not dependent on dividends from our foreign entities to fund our domestic operations. Unremitted earnings from foreign entities, which are considered to be invested indefinitely, would become subject to U.S. income taxes if they were remitted as dividends or were lent to a domestic entity.

Cash Flows From Operating Activities

During the first half of fiscal 2014, we had operating cash inflow of $111.9 million compared to operating cash inflow of $135.4 million in the first half of fiscal 2013. The change was due primarily to changes in merchandise inventories, prepayments and other current assets, and accounts payable and accrued liabilities, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first half of fiscal 2014, we had a cash outflow from investing activities of $183.2 million compared to a cash outflow of $203.3 million in the first half of fiscal 2013. The change was due primarily to a decrease in capital expenditures and net proceeds from sale-leaseback transactions, which are included in the other considerations discussion above.

Cash Flows From Financing Activities

During the first half of fiscal 2014, we had a cash inflow from financing activities of $87.5 million compared to a cash inflow of $93.5 million during the first half of fiscal 2013. The decrease in the first half of fiscal 2014 was due to an increase in short-term borrowings to fund repurchases of common stock and payment of dividends in the first half of fiscal 2014 as compared to the first half of fiscal 2013.

Recent Accounting Pronouncements

In September 2013, the Internal Revenue Service issued updated tax regulations for the Deduction and Capitalization of Expenditures Related to Tangible Property. The regulations can be adopted early; however, the mandatory effective date for the Company is the first quarter of fiscal 2015. These regulations provide additional guidance related to the capitalization and expensing of fixed assets, repairs, and other expenditure types related to the updated tax regulations. Based upon the Company’s analysis, the regulations are not expected to have a material impact on the Company’s Consolidated Condensed Financial Statements.

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

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012.  The ASU was effective for the Company beginning in the first quarter of fiscal 2014 and did not have a material impact on the Company's Consolidated Condensed Financial Statements.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings under our credit facility. As of August 31, 2013, the analysis indicated that such a movement would not have a material impact on our financial position, results of operations or cash flows. During the first half of fiscal 2014 and the first half of fiscal 2013 we incurred an immaterial amount of interest expense related to our credit facilities.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 1, 2014. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 1, 2014.

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

The information in Note 8 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 1A.    Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for fiscal 2013 remain relevant through the second quarter of fiscal 2014. Additionally, subsequent to the end of the second quarter in fiscal 2014, the Company re-implemented an Enterprise Resource Planning ("ERP") system. The Company believes it is taking the necessary steps to mitigate risk during the transition period, including a comprehensive review of internal controls, extensive employee training, and additional verifications and testing to ensure data integrity. Information technology system disruptions, if not anticipated and appropriately mitigated, could adversely impact our operations or profitability.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 1, 2014, by us, on our behalf, or by any “affiliated purchaser” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
December (12/1/2013 - 1/4/2014)	—	$—	—	3,700,942
January (1/5/2014 - 2/1/2014)	—	—	—	3,975,728
February (2/2/2014 - 3/1/2014)	—	—	—	3,752,359
Total	—	$—	—	3,752,359

(1)
On January 17, 2013, we announced that the Board of Directors authorized the purchase of up to $300 million of the Company’s outstanding common stock. As of March 1, 2014, the Company had $245.8 million remaining under current authorizations.

(2)	Remaining dollar amounts are converted to shares using the closing stock price as of the end of the fiscal month.

Item 5.        Other Information

The information in Note 10 to the Consolidated Condensed Financial Statements, contained in Part I, Item 1 of the Form 10-Q, is provided pursuant to Item 2.05, Costs Associated with Exit or Disposal Activities, and Item 2.06, Material Impairments, of Form 8-K, and is incorporated herein by this reference.

Item 6.        Exhibits

Exhibits incorporated by reference:

3.1	Restated Certificate of Incorporation, dated November 8, 2006 (filed as Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended August 26, 2006).

3.2	Bylaws of Family Dollar Stores, Inc., as amended through March 2, 2011 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2011).

Exhibits filed herewith:

10.1	Family Dollar Stores, Inc. Employee Stock Purchase Plan As Amended and Restated, Effective March 11, 2014.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 1, 2014, filed on April 10, 2014, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date:	April 10, 2014	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)