Form 10-Q
period 2014-05-31
FAMILY DOLLAR STORES INC
filed 2014-07-10
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2014
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
(Mailing address)
Registrant's telephone number, including area code: (704) 847-6961

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding July 5, 2014
Common Stock, $0.10 par value	113,949,687 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.        Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	May 31, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$163,734	$140,999
Short-term investment securities	18,007	4,000
Restricted cash and investments	33,979	35,443
Merchandise inventories	1,591,562	1,467,016
Deferred income taxes	32,798	34,510
Income tax refund receivable	38,241	13,485
Prepayments and other current assets	212,338	161,552
Total current assets	2,090,659	1,857,005
Property and equipment, net	1,786,911	1,732,544
Investment securities	16,646	22,977
Other assets	68,888	97,335
Total assets	$3,963,104	$3,709,861
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings	$276,000	$—
Current portion of long-term debt	16,200	16,200
Accounts payable	676,079	723,200
Accrued liabilities	327,999	335,854
Income taxes	4,997	4,968
Total current liabilities	1,301,275	1,080,222
Long-term debt	484,188	500,275
Other liabilities	289,128	289,194
Deferred gain	206,761	218,088
Deferred income taxes	25,169	23,027
Commitments and contingencies (Note 9)
Shareholders' equity (Note 7):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $0.10 par; authorized 600,000,000 shares; issued 120,620,387 shares at May 31, 2014, and 120,091,158 shares at August 31, 2013, and outstanding 113,840,311 shares at May 31, 2014, and 115,092,113 shares at August 31, 2013	12,062	12,009
Capital in excess of par	325,623	299,865
Retained earnings	1,724,871	1,569,625
Accumulated other comprehensive loss	(1,515)	(2,195)
Common stock held in treasury, at cost (6,780,076 shares at May 31, 2014, and 4,999,045 shares at August 31, 2013)	(404,458)	(280,249)
Total shareholders' equity	1,656,583	1,599,055
Total liabilities and shareholders' equity	$3,963,104	$3,709,861

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(in thousands, except per share amounts)	May 31, 2014	June 1, 2013
Net sales	$2,658,964	$2,573,506
Costs and expenses:
Cost of sales	1,746,625	1,681,048
Cost of sales - restructuring	1,486	—
Selling, general and administrative	767,049	704,038
Restructuring	22,996	—
Cost of sales and operating expenses	2,538,156	2,385,086
Operating profit	120,808	188,420
Investment income	58	91
Interest expense	7,959	6,071
Other income	8,400	7,196
Income before income taxes	121,307	189,636
Income taxes	40,160	68,698
Net income	$81,147	$120,938
Net income per common share — basic	$0.71	$1.05
Weighted average shares — basic	113,829	114,977
Net income per common share — diluted	$0.71	$1.05
Weighted average shares — diluted	114,150	115,478
Dividends declared per common share	$0.31	$0.26
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	39 Weeks Ended	40 Weeks Ended
(in thousands, except per share amounts)	May 31, 2014	June 1, 2013
Net sales	$7,875,276	$7,889,191
Costs and expenses:
Cost of sales	5,203,802	5,202,889
Cost of sales - restructuring	1,486	—
Selling, general and administrative	2,265,608	2,153,936
Restructuring	22,996	—
Cost of sales and operating expenses	7,493,892	7,356,825
Operating profit	381,384	532,366
Investment income	162	275
Interest expense	22,256	19,968
Other income	23,334	20,984
Income before income taxes	382,624	533,657
Income taxes	132,581	192,295
Net income	$250,043	$341,362
Net income per common share — basic	$2.19	$2.96
Weighted average shares — basic	114,066	115,321
Net income per common share — diluted	$2.18	$2.95
Weighted average shares — diluted	114,458	115,869
Dividends declared per common share	$0.83	$0.68
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(in thousands)	May 31, 2014	June 1, 2013
Net income	$81,147	$120,938
Other comprehensive income:
Unrealized net gains on investment securities (net of taxes)	65	89
Other	31	30
Other comprehensive income	96	119
Comprehensive income	$81,243	$121,057

	39 Weeks Ended	40 Weeks Ended
(in thousands)	May 31, 2014	June 1, 2013
Net income	$250,043	$341,362
Other comprehensive income:
Unrealized net gains on investment securities (net of taxes)	640	348
Other	40	52
Other comprehensive income	680	400
Comprehensive income	$250,723	$341,762

There were no material reclassifications from accumulated other comprehensive income into net income.

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended	40 Weeks Ended
(in thousands)	May 31, 2014	June 1, 2013
Cash flows from operating activities:
Net income	$250,043	$341,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,671	176,895
Amortization of deferred gain	(12,642)	(11,037)
Impairment on property and equipment - restructuring	19,041	—
Deferred income taxes	9,190	(682)
Excess tax benefits from stock-based compensation	(5,510)	(13,360)
Stock-based compensation	12,639	13,015
Loss on disposition of property and equipment	8,335	5,018
Changes in operating assets and liabilities:
Merchandise inventories	(124,546)	(48,247)
Prepayments and other current assets	(50,768)	(96,249)
Other assets	9,385	(1,877)
Accounts payable and accrued liabilities	(33,042)	(26,889)
Income taxes	(24,728)	(27,723)
Other liabilities	(67)	15,125
Net cash provided by operating activities	253,001	325,351

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(50,422)	(43,475)
Sales of restricted and unrestricted investment securities	63,715	22,638
Net change in restricted cash	390	63,161
Net proceeds from sale-leaseback	32,538	163,520
Capital expenditures	(307,183)	(599,685)
Proceeds from dispositions of property and equipment	563	2,780
Net cash used in investing activities	(260,399)	(391,061)

Cash flows from financing activities:
Short-term borrowings	1,916,000	1,753,000
Repayment of short-term borrowings	(1,640,000)	(1,549,000)
Repayment of long-term debt	(16,200)	(16,200)
Repurchases of common stock	(125,038)	(74,954)
Change in cash overdrafts	(29,138)	31,495
Proceeds from exercise of employee stock options	13,794	17,572
Excess tax benefits from stock-based compensation	5,510	13,360
Payment of dividends	(94,795)	(78,434)
Net cash provided by financing activities	30,133	96,839

Net change in cash and cash equivalents	22,735	31,129
Cash and cash equivalents at beginning of period	140,999	92,333
Cash and cash equivalents at end of period	$163,734	$123,462
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    General Information

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals, except as indicated in the Footnotes of this Report) necessary to present fairly the following:

•	The financial position as of May 31, 2014.

•
The results of operations for the 13 and 39 weeks ended May 31, 2014 ("third quarter and first three quarters of fiscal 2014"), and the 13 and 40 weeks ended June 1, 2013 ("third quarter and first three quarters of fiscal 2013").

•	Comprehensive income for the third quarter and first three quarters of fiscal 2014 and the third quarter and first three quarters of fiscal 2013.

•	The cash flows for the first three quarters of fiscal 2014 and the first three quarters of fiscal 2013.

The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013 ("fiscal 2013").

The results of operations for the third quarter and first three quarters of fiscal 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of the Company's Consolidated Condensed Financial Statements, in conformity with generally accepted accounting principles in the United States of America ("GAAP"), requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The ASU is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2018. The ASU is not expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company will adopt ASU 2013-11 during the first quarter of fiscal 2015, which is not expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The ASU was effective for the Company beginning in the first quarter of fiscal 2014 and did not have a material impact on the Company's Consolidated Condensed Financial Statements.

2.    Restructuring and Related Activities

In the third quarter of fiscal 2014, the Company implemented a series of restructuring initiatives intended to strengthen its value proposition, increase operational efficiencies and improve financial performance. The restructuring initiatives included plans to close approximately 370 underperforming stores across the chain and reduce expenses through workforce optimization.

The Company incurred $24.5 million of charges related to the restructuring initiatives implemented in the third quarter of fiscal 2014. These charges consisted primarily of property and equipment impairments, termination benefits and inventory write-downs directly associated with the store closings and workforce optimization. The Company did not record any restructuring charges in the third quarter of fiscal 2014 related to lease obligations.

Of the charges incurred in the third quarter of fiscal 2014 related to these restructuring initiatives, the inventory write-downs are presented in the Cost of Sales - Restructuring line item and the remainder of the restructuring charges are included in the Restructuring line item in the Consolidated Condensed Statements of Income. The composition of the restructuring charges incurred for the 13-week period ended May 31, 2014, were as follows:

(in thousands)	Classification of Charge	13 Weeks Ended
Charge		May 31, 2014
Inventory write-downs	Non-cash	$1,486
Property and equipment impairments	Non-cash	19,041
Employee termination benefits	Cash	3,842
Other	Cash	113
Total		$24,482
The table below summarizes the restructuring accrual activity related to the Company's restructuring initiatives that began in the third quarter of fiscal 2014.

(in thousands)	Employee termination benefits	Other	Total
Balance as of March 1, 2014	$—	$—	$—
Charges	3,842	113	3,955
Cash Payments	(2,677)	(51)	(2,728)
Balance as of May 31, 2014	$1,165	$62	$1,227

The Company expects to record further charges related to its restructuring initiatives in the fourth quarter of fiscal 2014. These charges will be primarily associated with the store closings and are expected to consist of the following:

•	Lease obligations. Charges associated with lease obligations, net of reasonably obtainable sublease income, and other closing related costs are estimated to range from $50 million to $55 million.

•
Asset impairments. Non-cash charges primarily associated with inventory write-downs are estimated to range from $11 million to $14 million. We do not anticipate any additional impairments to property and equipment related to our restructuring initiatives.

The Company expects to incur all related restructuring charges by the end of fiscal 2014. The amounts and timing of all estimates are subject to change and may vary materially based on various factors, including the timing of the store closings; the timing and amount of sublease income and other associated lease expenses; asset write-downs and other factors affecting inventory value; changes in management's assumptions; and other factors.

3.     Fair Value Measurements

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company's fair value hierarchy as of May 31, 2014, and August 31, 2013, for items required to be measured at fair value on a recurring basis:

	May 31, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$4,502	$4,502	$—	$—
Investment securities:
Auction rate securities	16,646	—	—	16,646
Short-term bond mutual fund	18,007	18,007	—	—
Restricted cash and investments: (1)
Money market funds	47	47	—	—
Municipal debt securities	33,932	—	33,932	—
Other assets:
Mutual funds (2)	20,429	20,429	—	—

	August 31, 2013
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$26,200	$26,200	$—	$—
Investment securities:
Auction rate securities	22,977	—	—	22,977
Short-term bond mutual fund	4,000	4,000	—	—
Restricted cash and investments: (1)
Money market funds	437	437	—	—
Municipal debt securities	55,055	—	55,055	—
Other assets:
Mutual funds (2)	20,043	20,043	—	—

(1)
As of May 31, 2014, restricted cash and investments of $34.0 million were included in Restricted Cash and Investments in the Consolidated Condensed Balance Sheet. As of August 31, 2013, restricted cash and investments of $35.4 million and $20.1 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Balance Sheet.

(2)	Represents assets held pursuant to a deferred compensation plan for certain key management employees.

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were $19.0 million during the first three quarters of fiscal 2014 and were not material during the first three quarters of fiscal 2013. Refer to Note 2 for further discussion of impairment charges.

Level 2 Inputs

All assets classified as Level 2 are valued using matrix pricing. The Company believes that while the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.

Auction Rate Securities

The Company's auction rate securities ("ARS") are tax-exempt bonds collateralized by federally guaranteed student loans and are valued using Level 3 inputs. Due to continued issues in the global credit and capital markets, and specifically the ARS market, the Company's $18.5 million par value ARS portfolio has experienced sustained failed auctions. As a result of the failed auctions, the Company will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the underlying securities mature. The Company expects to be able to liquidate substantially all of its remaining ARS portfolio at or near par through issuer calls, refinancings, or upon maturity.

As of May 31, 2014, all of the Company's ARS portfolio was classified as long-term assets due to the continued failure of the auction process and the continued uncertainty regarding the timing of future liquidity. The Company had a temporary gross unrealized loss of $1.8 million ($1.2 million, net of taxes) with respect to its ARS portfolio as of May 31, 2014. Changes in the unrealized loss are included in Accumulated Other Comprehensive Loss within Shareholders' Equity on the Consolidated Condensed Balance Sheet.

The fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs because there is no active market for the Company's ARS portfolio. The two most significant unobservable inputs used in the analysis are as follows:

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

The inputs used in the Company's analysis are sensitive to market conditions, and the Company's valuation of its ARS portfolio can change based on the assumptions used. As of May 31, 2014, a 100 basis point increase or decrease in the illiquidity factor, along with a 12-month increase or decrease in the weighted average term, could result in a gross unrealized loss ranging from $1.0 million to $3.2 million.

The Company also evaluated each of its ARS for other-than-temporary impairment. The Company's evaluation was based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. The credit quality of the Company's ARS portfolio remains high and the securities had a weighted average parity ratio of 128.3% as of May 31, 2014. Based on these factors, the Company concluded there was no other-than-temporary impairment as of May 31, 2014.

The following tables summarize the change in the fair value of the Company's ARS portfolio measured using Level 3 inputs during the third quarter and first three quarters of fiscal 2014 and the third quarter and first three quarters of fiscal 2013:

	13 Weeks Ended	13 Weeks Ended
(in thousands)	May 31, 2014	June 1, 2013
Beginning Balance	$16,557	$23,444
Sales	—	(50)
Net unrealized gains/(losses) included in other comprehensive income	89	(28)
Ending Balance	$16,646	$23,366

	39 Weeks Ended	40 Weeks Ended
(in thousands)	May 31, 2014	June 1, 2013
Beginning Balance	$22,977	$23,720
Sales	(6,946)	(200)
Realized losses on sale of investments	(254)	—
Net unrealized gains/(losses) included in other comprehensive income	869	(154)
Ending Balance	$16,646	$23,366

Additional Fair Value Disclosures

The estimated fair value of the Company's long-term debt was $535.4 million as of May 31, 2014, and $546.4 million as of August 31, 2013. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value for the private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company's long-term debt was greater than the carrying value of the debt by $35.0 million as of May 31, 2014, and $29.9 million as of August 31, 2013.

4.    Current and Long-Term Debt

Principal Payment

During the first three quarters of fiscal 2014, the Company made a scheduled principal payment on its private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2014.

Short-term Borrowings

As of May 31, 2014, the Company had $276.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities, as compared to $219.0 million of short-term borrowings outstanding as of June 1, 2013. During the first three quarters of fiscal 2014, the Company had net borrowings of $276.0 million and an average daily outstanding balance of $223.0 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities. This compares to net borrowings of $204.0 million and an average daily outstanding balance of $134.8 million at a weighted-average interest rate of 1.5% under the Company's unsecured revolving credit facilities during the first three quarters of fiscal 2013.

On November 13, 2013, the Company entered into two new unsecured revolving credit facilities to replace its prior two unsecured revolving credit facilities. The new unsecured revolving credit facilities provide the Company the capacity to borrow up to $900 million, less standby letters of credit needed for collateral for its insurance program of $18.7 million as of May 31, 2014. The prior unsecured revolving credit facilities provided the Company the capacity to borrow up to $700 million, less standby letters of credit needed for collateral for its insurance program of $18.8 million as of June 1, 2013.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 31, 2014, the Company was in compliance with all such covenants.

5.     Restricted Cash and Investments

The Company has restricted cash and investments to serve as collateral for certain of the Company's insurance obligations. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of May 31, 2014, the Company held $34.0 million in this restricted account, which was included in Restricted Cash and Investments in the Consolidated Condensed Balance Sheet. As of August 31, 2013, the Company held $55.5 million in this restricted account, of which $35.4 million was included in Restricted Cash and Investments and $20.1 million was included in Other Assets in the Consolidated Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

6.     Build-to-Suit and Sale-Leaseback Transactions

The Company uses build-to-suit and sale-leaseback transactions to construct and lease new stores. In a build-to-suit transaction, an unrelated third-party funds the new store construction and owns the property throughout and upon completion of construction. In a sale-leaseback transaction, the Company funds the new store construction and owns the property throughout and upon completion of construction. Upon completion of the stores' construction in build-to-suit transactions and concurrent with the sale of stores in sale-leaseback transactions, the Company enters into agreements to lease the properties over an initial term of 15 years, with four, 5-year fixed renewal options. The Company evaluates each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties, and considers the leases as normal sale-leasebacks.

During the first three quarters of fiscal 2014, the Company completed 230 build-to-suit transactions to support new store growth. Additionally, the Company completed sale-leaseback transactions under which it sold 23 stores to unrelated third-parties for net proceeds of approximately $32.5 million during the first three quarters of fiscal 2014. Upon closing of the transactions, the Company deferred a gain of approximately $0.8 million realized on the sale of the assets and will amortize the gain over the initial lease term.

During the first three quarters of fiscal 2013, the Company completed 183 build-to-suit transactions. Additionally, the Company completed sale-leaseback transactions under which it sold 127 stores to unrelated third-parties for net proceeds of approximately $163.5 million. Upon closing of the transactions, the Company deferred a gain of approximately $73.2 million realized on the sale of the stores and continues to amortize the gain over the initial lease term.

7.     Shareholders' Equity

Stock Repurchases

During the first three quarters of fiscal 2014, the Company purchased a total of 1.8 million shares of its common stock at a cost of $125.0 million. During the first three quarters of fiscal 2013, the Company purchased a total of 1.2 million shares of its common stock at a cost of $75.0 million. All shares were purchased pursuant to share repurchase authorizations approved by the Board of Directors of the Company ("Board of Directors"). As of May 31, 2014, the Company had $245.8 million remaining under the current share repurchase authorization. There is no expiration date related to the share repurchase authorization. Shares purchased under the share repurchase authorizations are generally held in treasury or are canceled and returned to the status of authorized but unissued shares.

Option Exercises

During the first three quarters of fiscal 2014, a total of 0.4 million stock options with a weighted average exercise price of $35.03 were exercised. The total intrinsic value of the options exercised during the period was $13.2 million. During the first three quarters of fiscal 2013, a total of 0.7 million stock options with a weighted average exercise price of $26.54 were exercised. The total intrinsic value of the options exercised during the period was $27.0 million.

Dividends

During the first three quarters of fiscal 2014, the Company paid cash dividends of $0.83 per share for a total of $94.8 million, as compared to cash dividends paid of $0.68 per share for a total of $78.4 million during the first three quarters of fiscal 2013.

Stockholders' Rights Plan

On June 8, 2014, subsequent to the end of the reporting period, the Company adopted a stockholders' rights plan whereby the Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to the stockholders of record at the close of business on June 19, 2014. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. The rights will expire on June 8, 2015, unless exercised, redeemed or exchanged prior that time. The Board of Directors may terminate the rights plan before the expiration date or extend the expiration date. Refer to Note 11 for further discussion.

8.    Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding dilutive stock options and performance share rights had been exercised, as determined by the treasury stock method.

During the second quarter of fiscal 2014, the Company instituted an Employee Stock Purchase Plan which allows employees to purchase Company shares at a discount. Shares are purchased on a semi-annual basis with the Company's expense equal to 15% of the closing price on the date of purchase. The share-based payment expense is recognized on a straight-line basis over the six-month offering period. As of May 31, 2014, the incremental potential shares that would be issuable, if the reporting date were the end of the offering period, were not material and were included in diluted net income per common share.

Certain stock options and performance share rights, which have been summarized in the table below, were excluded from the calculation of diluted net income per common share because their effects were antidilutive.

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	40 Weeks Ended
(in thousands)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Antidilutive shares	1,053	520	970	478

The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	40 Weeks Ended
(in thousands, except per share amounts)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Basic Net Income Per Common Share:
Net income	$81,147	$120,938	$250,043	$341,362
Weighted average number of shares outstanding	113,829	114,977	114,066	115,321
Net income per common share — basic	$0.71	$1.05	$2.19	$2.96

Diluted Net Income Per Common Share:
Net income	$81,147	$120,938	$250,043	$341,362
Weighted average number of shares outstanding	113,829	114,977	114,066	115,321
Effect of dilutive securities	321	501	392	548
Weighted average shares — diluted	114,150	115,478	114,458	115,869
Net income per common share — diluted	$0.71	$1.05	$2.18	$2.95

9.    Litigation

The Company is engaged in a number of legal proceedings. The matters or groups of related matters discussed below, if decided adversely to the Company, or settled by the Company, individually or in the aggregate, may result in liability material to the Company's Consolidated Condensed Financial Statements.

North Carolina Multi-District Misclassification Litigation

Since 2001, the Company has been involved in a series of cases in which certain store managers ("Store Managers") have alleged they were improperly classified as exempt employees under the Fair Labor Standards Act ("FLSA"). Current and former Store Managers have filed lawsuits alleging the Company violated the FLSA and/or similar state laws, by classifying them as "exempt" employees who are not entitled to overtime compensation. The majority of the complaints also request recovery of overtime pay, liquidated damages, attorneys' fees, and court costs.

In April 2008, a Multi-District Litigation forum ("MDL") was created in the Western District of North Carolina, Charlotte Division ("NC Federal Court") to handle cases alleging FLSA violations against the Company. The first two of the MDL cases were Grace v. Family Dollar Stores, Inc. and Ward v. Family Dollar Stores, Inc., filed in May 2004 and June 2006, respectively. In each of these cases, the court entered orders finding the plaintiffs were not similarly situated and, therefore, neither nationwide notice nor collective treatment under the FLSA was appropriate. Since that time, the NC Federal Court has granted 60 summary judgments ruling Store Managers are properly classified as exempt from overtime.

Presently, there are a total of 10 named plaintiffs and/or opt-ins in the remaining cases in the MDL, for which the NC Federal Court has not decided the class certification or summary judgment issue. The Company cannot reasonably estimate the possible loss or range of loss that may result from these cases.

Wage and Hour Class Action Litigation

The Company is currently a defendant in four additional class action lawsuits in four states alleging Store Managers should be classified as non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, attorneys' fees, and court costs.

•
Farley, et al. v. Family Dollar Stores of Colorado, Inc., was filed in the United States District Court for the District of Colorado on February 7, 2012, seeking unpaid overtime compensation for a class of current and former Colorado Store Managers. On March 21, 2013, the Court granted the plaintiff's motion for class certification. Class notice was issued in June 2013 and class discovery concluded in January 2014. In May 2014, the parties preliminarily agreed to resolve the litigation for an amount not material to the Consolidated Condensed Financial Statements. The parties will file a Joint Motion for Preliminary Approval of the settlement in Summer 2014.

•
Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011. The plaintiff is seeking unpaid overtime for himself and allegedly similarly situated current and former Store Managers under New Jersey law. The matter was administratively dismissed without prejudice. At the time of dismissal, no class had been certified. On January 14, 2014, the parties preliminarily agreed to resolve the litigation on a claims-made basis for an amount not material to the Consolidated Condensed Financial Statements. On June 6, 2014, the parties filed a Joint Motion for Preliminary Approval of the settlement with the Court.

•
Itterly v. Family Dollar Stores of Pennsylvania, Inc., which was formerly pending in the NC Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. The plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania Store Managers whom the plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. In August 2013, the Company filed summary judgment requesting the Court rule that Itterly was properly classified as exempt from overtime. The District Court granted the Company's motion on January 30, 2014, and the case is now dismissed. On February 1, 2014, the plaintiffs filed a Notice of Appeal with the Third Circuit Court of Appeals.

•
Premo v. Family Dollar Stores of Massachusetts, Inc., was filed in Worcester County Superior Court in the State of Massachusetts for alleged violations of the Massachusetts overtime law on April 26, 2013. The plaintiffs are seeking unpaid overtime for a class of current and former Massachusetts Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Massachusetts law. The Company removed the case to federal district court in Massachusetts on May 28, 2013. The plaintiffs challenged the removal to federal court. On March 28, 2014, the court remanded the claim back to state court. On April 7, 2014, the Company filed an interlocutory petition for appellate relief from the remand decision to the United States Court of Appeals for the 1st Circuit and await the appellate court's ruling. In the interim, the Company filed its answer to the lawsuit on May 13, 2014.

Considering, among other factors, that the Company has obtained multiple decisions ruling its Store Managers are properly classified as exempt from overtime, the Company cannot reasonably estimate the possible loss or range of loss that may result from these cases, except for Hegab and Farley, which are subject to preliminary settlements.

Gender Pay Litigation

Luanna Scott, et al. v. Family Dollar Stores, Inc.

On October 14, 2008, a complaint was filed in the U.S. District Court in Birmingham, Alabama captioned Scott, et al. v. Family Dollar Stores, Inc. alleging discriminatory pay practices with respect to the Company's female Store Managers. This case was pled as a putative class action or collective action under applicable statutes on behalf of all Family Dollar female Store Managers. The plaintiffs seek recovery of back pay, compensatory and punitive money damages, recovery of attorneys' fees, and equitable relief. The case was transferred to the United States District Court for the Western District of North Carolina in November 2008.

Presently, there are 48 named plaintiffs in the Scott case. On January 13, 2012, the trial court granted the Company's Motion to Strike the class allegations asserted in the complaint based in part upon the United States Supreme Court's ruling in Dukes v. Wal-Mart. The plaintiffs filed an appeal of the Court's dismissal of the class allegations to the United States Court of Appeals for the Fourth Circuit. On October 16, 2013, the Fourth Circuit Court of Appeals partially reversed the trial court's ruling. While the Fourth Circuit agreed the original Complaint should not proceed as a class action, it remanded the case and instructed the trial court to allow the amendment of the complaint, and then consider, based upon the amended complaint, whether the case should proceed as a class action. On November 14, 2013, the Fourth Circuit denied further en banc review of the decision. On January 24, 2014, the Company filed a Petition for Writ of Certiorari to the United States Supreme Court. On June 30, 2014 the United States Supreme Court denied further review of the Fourth Circuit's decision. The case will now proceed back to the trial court for further proceedings.

The Company has tendered the matter to its Employment Practices Liability Insurance ("EPLI") carrier for coverage under its EPLI policy. At this time, the Company expects the EPLI carrier will participate in any resolution of the case. The Company has exceeded its insurance retention and expects any additional legal fees and settlements will be paid by the EPLI carrier. No reserve is appropriate due to the status of the case.

Other Litigation

Winn-Dixie Stores, Inc., et al. v. Family Dollar Stores of Florida, Inc.

On March 5, 2014, the Company was served with a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Family Dollar Stores of Florida, Inc. in the Circuit Court for the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida (the "Circuit Court"). In this lawsuit, Winn-Dixie Stores, Inc. ("Winn-Dixie") alleges that 57 Family Dollar stores are currently, or have previously been, co-located in a shopping center with a Winn-Dixie store and are violating, or have violated, certain restrictive covenants Winn-Dixie contends are binding on the occupants of the shopping centers. Winn-Dixie seeks damages and injunctive relief limiting the sale of food and other items sold in the Company's stores at issue in the lawsuit.

This case follows similar actions brought by Winn-Dixie against Dollar General Corporation, Dollar Tree, Inc., and Big Lots, Inc. The case against the Company is in the initial stages of litigation and the Company is evaluating Winn-Dixie's claims. Currently, the Company has filed a Motion to Dismiss Winn-Dixie's amended complaint, and Winn-Dixie has filed a Motion for Temporary Injunction seeking to limit the Company's sale of food and other items in the stores at issue pending final outcome of the suit. The Circuit Court has not set a hearing date for either motion. Due to the preliminary status, the Company cannot reasonably estimate the possible loss or range of loss that may result from this case.

Other Matters

The Company is involved in numerous other legal proceedings and claims incidental to its business, including litigation related to alleged failures to comply with various state and federal employment laws, some of which are, or may be pled as class or collective actions, and litigation related to alleged personal or property injury damage, as to which the Company carries insurance coverage and/or has established accrued liabilities as set forth in the Company's Consolidated Condensed Financial Statements. While the ultimate outcome cannot be determined, the Company currently believes these proceedings and claims, both individually and in the aggregate, are not expected to have a material impact on the Company's Consolidated Condensed Financial Statements. However, the outcome of any litigation is inherently uncertain and, if decided adversely to the Company, or, if the Company determines settlement of such actions is appropriate, the Company may be subject to liability material to the Company's Consolidated Condensed Financial Statements.

10.    Segment Information

The Company operates a chain of more than 8,200 general merchandise retail discount stores in 46 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by 11 distribution centers and one Store Support Center. All stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution, and operations. The Company has no franchised locations or other lines of business. All of the Company's operations are located in the United States with the exception of certain sourcing entities located in Asia and Europe. The foreign operations solely support domestic operations and are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products.

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	40 Weeks Ended
(in thousands)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Classes of similar Products:
Consumables	$1,948,174	1,866,714	5,753,716	5,667,501
Home Products	260,129	264,268	782,404	828,832
Apparel and Accessories	210,860	206,523	565,992	591,438
Seasonal and Electronics	239,801	236,001	773,164	801,420
Net sales	$2,658,964	$2,573,506	$7,875,276	$7,889,191

The following table describes the Company's product categories in more detail:

Consumables	Batteries
Diapers
Food
Hardware and automotive supplies
Health and beauty aids
Household chemicals
Paper products
Pet food and supplies
Tobacco

Home Products	Domestics, including blankets, sheets and towels
Giftware
Home décor
Housewares

Apparel and Accessories	Boys' and girls' clothing
Fashion accessories
Infants' clothing
Men's clothing
Shoes
Women's clothing

Seasonal and Electronics	Personal electronics, including pre-paid cellular phones and services
Seasonal goods
Stationery and school supplies
Toys

11.    Subsequent Event

On June 8, 2014, the Company adopted a stockholders' rights plan whereby the Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record at the close of business on June 19, 2014. Each right entitles the registered holder to purchase from the Company a unit consisting of one one thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a price of $300.00 per unit, subject to adjustment. The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events. Subject to certain exceptions, the rights will separate from the shares of common stock and a distribution date will be deemed to occur on the earlier of (i) the 10th business day after a public announcement that a person or group has become a beneficial owner of 10% or more of the Company's outstanding common stock or (ii) the 10th business day (or such later date as the Board of Directors may determine) after the date that a tender or exchange offer is launched that would, if consummated, result in a person or group becoming a beneficial owner of 10% or more of the Company's outstanding common stock. The rights will expire on June 8, 2015, unless exercised, redeemed or exchanged prior that time. The Board of Directors may terminate the rights plan before the expiration date or extend the expiration date. The rights have no voting or dividend privileges, and, unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the 13-week periods ended May 31, 2014, and June 1, 2013 ("third quarter of fiscal 2014" and "third quarter of fiscal 2013," respectively), and the 39-week period ended May 31, 2014, and the 40-week period ended June 1, 2013 ("first three quarters of fiscal 2014" and "first three quarters of fiscal 2013," respectively). This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 31, 2013 ("fiscal 2013"), and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Annual Report on Form 10-K for fiscal 2013. This discussion should also be read in conjunction with the "Cautionary Statement Regarding Forward Looking Statements" set forth following this MD&A, and the "Risk Factors" set forth in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2013.

Executive Overview

We operate a chain of more than 8,200 general merchandise retail discount stores in 46 states, providing value-conscious consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We classify the combination of Home Products, Apparel and Accessories, and Seasonal and Electronics as "Discretionary." We sell merchandise at prices that generally range from less than $1 to $10.

The current macro-environment and highly competitive retail environment has continued to pressure our profitability. Our core customers have faced sustained financial challenges including high unemployment rates, volatility in food, gasoline, and energy costs, and uncertainty in healthcare and government assistance programs. In this environment, we believe we have opportunities to improve our execution and operational efficiency and deliver strong financial returns, while reinforcing our commitment to bringing greater value to customers. To realize these opportunities, in the third quarter of fiscal 2014, we completed a comprehensive review of our business and strategic plan.

As a result of this comprehensive review, we permanently lowered prices on nearly 1,000 basic items in order to provide greater value for our customers. In addition, the Company approved two restructuring initiatives to close approximately 370 underperforming stores and to reduce expenses through the optimization of our workforce. During the third quarter of fiscal 2014, the Company incurred $24.5 million of charges related to the restructuring initiatives, which consisted primarily of property and equipment impairments, termination benefits, and inventory write-downs. These charges had a negative impact on diluted net income per common share of $0.14.

During the third quarter of fiscal 2014, as compared with the third quarter of fiscal 2013, our net sales increased 3.3% to $2.66 billion from $2.57 billion, our net income decreased to $81.1 million from $120.9 million, and our diluted net income per common share decreased to $0.71 per share from $1.05 per share. Excluding restructuring charges incurred during the third quarter of fiscal 2014 net income was $96.5 million and diluted net income per common share was $0.85. Comparable store sales for the third quarter of fiscal 2014 decreased 1.8%, as compared to the third quarter of fiscal 2013.

During the first three quarters of fiscal 2014, as compared with the first three quarters of fiscal 2013, our net sales decreased 0.2% to $7.88 billion from $7.89 billion, our net income decreased to $250.0 million from $341.4 million, and our diluted net income per common share decreased to $2.18 per share from $2.95 per share. Consistent with the National Retail Federation Calendar, the first three quarters of fiscal 2013 included an extra week, which accounted for approximately $189 million in net sales and an estimated $0.07 of net income per diluted common share. Excluding the impact of the extra week of sales in the first three quarters of fiscal 2013, net sales in the first three quarters of fiscal 2014 increased 2.3%.  Comparable store sales for the first three quarters of fiscal 2014 decreased 2.8%, as compared to the first three quarters of fiscal 2013.

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

Over the prior two fiscal years, we executed significant, chain-wide expansions in key consumable categories to provide our customers with value and convenience and respond to customer demand. The sales of lower-margin Consumables, combined with softer sales of higher-margin Discretionary items, has pressured gross profit, as a percentage of net sales, in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013. The investments made in global sourcing and private brands continue to help offset some of the pressure created by the shift in sales mix to lower-margin Consumables, as these two initiatives result in higher gross profit margin.

We continue to execute on our multi-year comprehensive renovation program intended to re-energize the Family Dollar brand. The renovations address both the interior and exterior of the stores and create more customer-focused assortments and layouts and more customer-centric teams of employees. During the first three quarters of fiscal 2014, we renovated, relocated or expanded 585 stores under this new format. We plan to renovate, relocate or expand a total of approximately 850 stores in fiscal 2014.

During the first three quarters of fiscal 2014, we opened 355 stores and closed 25 stores for a net addition of 330 stores. Two of the closed stores were part of the restructuring initiatives that began during the third quarter of fiscal 2014. During the first three quarters of fiscal 2013, we opened 380 stores and closed 21 stores for a net addition of 359 stores. We are on track to open approximately 525 new stores in fiscal 2014. New store growth is expected to slow to between 350 and 400 new stores in fiscal 2015.

Non-GAAP Measures

In our analysis of the results of operations, we utilized non-GAAP financial measures for operating profit, net income and diluted net income per common share. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information relevant to events that impact the comparability of underlying business results from period to period. In the measures presented, we have excluded the restructuring charges as presented in Note 2 to the Consolidated Condensed Financial Statements because the exclusion of such amounts facilitates the comparison of the Company's financial results to its historical operating results. However, these supplemental measures should be considered in addition to, and not as a substitute for or superior to, the related measures that are determined in accordance with GAAP.

The following table reconciles operating profit, net income and diluted net income per common share (GAAP financial measures) for the periods presented to adjusted operating profit, adjusted net income and adjusted diluted net income per common share (non-GAAP financial measures) for the periods presented.

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	40 Weeks Ended
(in thousands, except per share amounts)	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Operating profit	120,808	188,420	381,384	532,366
Restructuring charges - Cost of sales	1,486	—	1,486	—
Restructuring charges - SG&A	22,996	—	22,996	—
Adjusted operating profit	$145,290	$188,420	$405,866	$532,366

Net income	$81,147	$120,938	$250,043	$341,362
After-tax impact of restructuring charges - Cost of sales	932	—	932	—
After-tax impact of restructuring charges - SG&A	14,423	—	14,423	—
Adjusted net income	$96,502	$120,938	$265,398	$341,362

Diluted net income per common share	$0.71	$1.05	$2.18	$2.95
Per share impact of restructuring charges - Cost of sales	0.01	—	0.01	—
Per share impact of restructuring charges - SG&A	0.13	—	0.13	—
Adjusted diluted net income per common share	$0.85	$1.05	$2.32	$2.95

Results of Operations

Third Quarter Results

Our results of operations for the third quarter of fiscal 2014 and the third quarter of fiscal 2013 are highlighted in the table below and discussed in the following paragraphs:

	13 Weeks Ended		13 Weeks Ended
(in thousands)	May 31, 2014	% of Net Sales*	June 1, 2013	% of Net Sales*
Net sales	$2,658,964		$2,573,506
Costs and expenses:
Cost of sales	1,746,625	65.7%	1,681,048	65.3%
Cost of sales - restructuring	1,486	0.1%	—	0.0%
Selling, general and administrative	767,049	28.8%	704,038	27.4%
Restructuring	22,996	0.9%	—	0.0%
Cost of sales and operating expenses	2,538,156	95.5%	2,385,086	92.7%
Operating profit	120,808	4.5%	188,420	7.3%
Investment income	58	0.0%	91	0.0%
Interest expense	7,959	0.3%	6,071	0.2%
Other income	8,400	0.3%	7,196	0.3%
Income before income taxes	121,307	4.6%	189,636	7.4%
Income taxes	40,160	1.5%	68,698	2.7%
Net Income	$81,147	3.1%	$120,938	4.7%
*Percentages are rounded

Net Sales

Net sales increased 3.3% in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013. The net sales increase in the third quarter of fiscal 2014 was due to sales from new stores opened as part of our store growth program, partially offset by a decrease in comparable store sales.

Comparable store sales decreased 1.8% in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, as a result of a decrease in customer transactions in comparable stores, which was partially offset by a slight increase in average customer transaction values. Sales during the third quarter of fiscal 2014, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the third quarter of fiscal 2014 was 5.9% higher than the average number of stores in operation during the third quarter of fiscal 2013. We had 8,246 stores in operation at the end of the third quarter of fiscal 2014, as compared to 7,801 stores in operation at the end of the third quarter of fiscal 2013. As of May 31, 2014, we had, in the aggregate, approximately 59.5 million square feet of selling space compared to 56.0 million square feet as of June 1, 2013.

Cost of Sales

Cost of sales increased 3.9% in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013. Cost of sales, as a percentage of net sales, was 65.7% in the third quarter of fiscal 2014 and 65.3% in the third quarter of fiscal 2013. Cost of sales, as a percentage of net sales, was negatively impacted by the following:

•
A shift in sales mix to lower-margin consumable merchandise. An increase in lower-margin Consumables, as well as softness in sales of Discretionary items, continued to pressure cost of sales as a percentage of net sales.

•	A decrease in markups on merchandise sales. As we remain committed to strengthening our value perception, we lowered prices on nearly 1,000 basic items during the third quarter of fiscal 2014.

•
An increase in markdowns. In a challenging macro-economic environment, we continue to use markdowns to drive revenue growth and manage inventory levels as we continue to refine our assortment of Consumables merchandise.

These unfavorable items were partially offset by the following:

•
A decrease in inventory shrinkage. The decrease in inventory shrinkage during the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013, resulted from a slower growth rate in inventory levels over the past 12 months, technology introduced into stores to reduce inventory shrinkage, and increased store manager retention.

Cost of Sales - Restructuring

In the third quarter of fiscal 2014, the Company implemented a series of restructuring initiatives, including plans to close approximately 370 underperforming stores across the chain. Inventory write-downs of $1.5 million were included in Cost of Sales - Restructuring and were incurred in an effort to sell through merchandise at stores scheduled to close as part of the restructuring initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased 8.9% in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013. The increase in these expenses was primarily due to additional costs arising from the continued growth in the number of stores in operation. SG&A expenses, as a percentage of net sales, were 28.8% in the third quarter of fiscal 2014, as compared to 27.4% in the third quarter of fiscal 2013. SG&A expenses, as a percentage of net sales, de-leveraged in the following categories as a result of the decrease in comparable store sales, as compared to the third quarter of fiscal 2013:

•	Increased rent expense (approximately 0.5% of net sales).

•	Increased store and distribution center payroll costs (approximately 0.3% and 0.2% of net sales, respectively).

•
Increased advertising costs (approximately 0.3% of net sales). Advertising costs, as a percentage of net sales, were also driven by additional spending, as we continued to refine the effectiveness of our advertising campaigns.

•	Increased store utility and depreciation costs (approximately 0.1% of net sales each).

These unfavorable items were partially offset by the following:

•
Lower incentive compensation expense (approximately 0.3% of net sales). Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013.

Restructuring

In the third quarter of fiscal 2014, the Company implemented a series of restructuring initiatives, including plans to close approximately 370 underperforming stores across the chain and reduce expenses through workforce optimization. The $23.0 million charge included in Restructuring consists primarily of property and equipment impairments and termination benefits directly associated with the store closings and workforce optimization.

Investment Income, Interest Expense, and Other Income

The changes in investment income, interest expense and other income in the third quarter of fiscal 2014, as compared to the third quarter of fiscal 2013 were not material.

Income Taxes

The effective tax rate was 33.1% for the third quarter of fiscal 2014, as compared to 36.2% for the third quarter of fiscal 2013. The effective tax rate was lower primarily due to tax benefits associated with federal jobs tax credits and increased foreign tax benefits associated with our global sourcing efforts.

Year-to-date Results

Our results of operations for the first three quarters of fiscal 2014 and the first three quarters of fiscal 2013 are highlighted in the table below and discussed in the following paragraphs:

	39 Weeks Ended		40 Weeks Ended
(in thousands)	May 31, 2014	% of Net Sales*	June 1, 2013	% of Net Sales*
Net sales	$7,875,276		$7,889,191
Costs and expenses:
Cost of sales	5,203,802	66.1%	5,202,889	65.9%
Cost of sales - restructuring	1,486	0.0%	—	0.0%
Selling, general and administrative	2,265,608	28.8%	2,153,936	27.3%
Restructuring	22,996	0.3%	—	0.0%
Cost of sales and operating expenses	7,493,892	95.2%	7,356,825	93.3%
Operating profit	381,384	4.8%	532,366	6.7%
Investment income	162	0.0%	275	0.0%
Interest expense	22,256	0.3%	19,968	0.3%
Other income	23,334	0.3%	20,984	0.3%
Income before income taxes	382,624	4.9%	533,657	6.8%
Income taxes	132,581	1.7%	192,295	2.4%
Net Income	$250,043	3.2%	$341,362	4.3%
*Percentages are rounded

Net Sales

Net sales decreased 0.2% in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013. The net sales decrease in the first three quarters of fiscal 2014 was primarily due to a decrease in comparable store sales and an extra week of sales in fiscal 2013, partially offset by sales from new stores opened as part of our store growth program.

Consistent with the National Retail Federation Calendar, the first three quarters of fiscal 2013 included an extra week. The additional week accounted for approximately $189 million in net sales for the first three quarters of fiscal 2013. Excluding the impact of the extra week of sales in the first three quarters of fiscal 2013, net sales in the first three quarters of fiscal 2014 increased 2.3%.

Comparable store sales decreased 2.8% in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013, primarily as a result of a decrease in customer transactions in comparable stores, which was partially offset by a slight increase in average customer transaction values. Sales during the first three quarters of fiscal 2014, on a comparable store basis, were strongest in the Consumables category.

The average number of stores in operation during the first three quarters of fiscal 2014 was 6.1% higher than the average number of stores in operation during the first three quarters of fiscal 2013.

Cost of Sales

Cost of sales was flat in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013. Cost of sales, as a percentage of net sales, was 66.1% in the first three quarters of fiscal 2014 and 65.9% in the first three quarters of fiscal 2013. Cost of sales, as a percentage of net sales, was negatively impacted by the following:

•
A shift in sales mix to lower-margin consumable merchandise. An increase in lower-margin Consumables, as well as softness in sales of Discretionary items, continued to pressure cost of sales as a percentage of net sales.

•
An increase in markdowns. In a challenging macro-economic environment, we continue to use markdowns to drive revenue growth and manage inventory levels as we continue to refine our assortment of Consumables merchandise.

These unfavorable items were partially offset by the following:

•
An increase in markups on merchandise sales. We continued to focus on improving our purchase markups through the expansion of our global sourcing program and the continued development of our private brand assortment, which both result in higher gross profit margin.

•
Lower freight expense. The decrease in freight expense was impacted by our ongoing relationship with McLane Company, Inc., a supply chain services company, which results in less merchandise being handled through our own distribution network.

•
A decrease in inventory shrinkage. Inventory shrinkage decreased during the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013. The decrease in inventory shrinkage resulted from a slower growth rate in inventory levels over the past 12 months, technology introduced into stores to reduce inventory shrinkage, and increased store manager retention.

Cost of Sales - Restructuring

These costs relate to restructuring initiatives beginning in the third quarter of fiscal 2014. Refer to Quarter-to-date results above for further discussion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased 5.2% in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013. The increase in these expenses was primarily due to additional costs arising from the continued growth in the number of stores in operation, offset partially by the additional week of expenses in the first three quarters of fiscal 2013. SG&A expenses, as a percentage of net sales, were 28.8% in the first three quarters of fiscal 2014 and 27.3% in the first three quarters of fiscal 2013. SG&A expenses, as a percentage of net sales, de-leveraged in the following categories as a result of the decrease in comparable store sales, as compared to the first three quarters of fiscal 2013:

•	Increased rent expense (approximately 0.6% of net sales).

•	Increased store payroll costs (approximately 0.5% of net sales).

•	Increased store depreciation and utility costs (approximately 0.2% of net sales each).

•	Increased non-store payroll costs (approximately 0.1% of net sales).

These unfavorable items were partially offset by the following    :

•
Lower advertising costs (approximately 0.2% of net sales). We continued to focus on improving the efficiency and effectiveness of our advertising through changes in the timing, number of pages, and type of merchandise included in our promotional materials, which resulted in a decrease in overall advertising spending, as a percentage of net sales, in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013.

•
Lower incentive compensation expense (approximately 0.2% of net sales). Reflecting our pay-for-performance philosophy, incentive compensation costs decreased as a percentage of net sales as a result of our relative performance against our target in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013.

Restructuring

These charges relate to restructuring initiatives beginning in the third quarter of fiscal 2014. Refer to Quarter-to-date results above for further discussion.

Investment Income, Interest Expense, and Other Income

The changes in investment income, interest expense and other income in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013 were not material.

Income Taxes

The effective tax rate was 34.7% for the first three quarters of fiscal 2014, as compared to 36.0% for the first three quarters of fiscal 2013. The effective tax rate was lower primarily due to foreign tax benefits associated with our global sourcing efforts and increased tax benefits associated with federal jobs tax credits.

Liquidity and Capital Resources

General

We have consistently maintained a strong liquidity position. During the first three quarters of fiscal 2014, our cash and cash equivalents increased $22.7 million from the end of fiscal 2013, and our operating cash flows were $253.0 million. We believe our operating cash flows, proceeds from sale-leaseback transactions, and credit facilities are sufficient to fund our regular operating needs, capital expenditure program, share repurchases, cash dividend payments, and principal and interest payments. We have availability under our two credit facilities to borrow up to $900 million, less standby letters of credit needed for collateral for our insurance programs of $18.7 million as of May 31, 2014, to supplement operating cash flows. During fiscal 2014, to help supplement our operating cash flows and to support our growth initiatives, we had net borrowings of $276.0 million under our unsecured revolving credit facilities and had an average daily outstanding balance of $223.0 million during the first three quarters of fiscal 2014. Working capital at the end of the third quarter of fiscal 2014 was $789.4 million, as compared to $626.7 million at the end of the third quarter of fiscal 2013. We believe operating cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations and growth initiatives.

Restricted Cash and Investments

We have restricted certain cash and investments to serve as collateral for certain of our insurance obligations held at our wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of May 31, 2014, the Company held $34.0 million in this restricted account, which was included in Restricted Cash and Investments in the Consolidated Condensed Balance Sheet.

Build-to-Suit and Sale-Leaseback Transactions

The Company uses build-to-suit and sale-leaseback transactions to construct and lease new stores. In a build-to-suit transaction, an unrelated third-party funds the new store construction and owns the property throughout and upon completion of construction. In a sale-leaseback transaction, the Company funds the new store construction and owns the property throughout and upon completion of construction. Upon completion of the stores' construction in build-to-suit transactions and concurrent with the sale of stores in sale-leaseback transactions, the Company enters into agreements to lease the properties over an initial term of 15 years, with four, 5-year fixed renewal options. The Company evaluates each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties, and considers the leases as normal sale-leasebacks.

During the first three quarters of fiscal 2014, the Company completed 230 build-to-suit transactions to support new store growth. Additionally, the Company completed sale-leaseback transactions under which it sold 23 stores to unrelated third-parties for net proceeds of approximately $32.5 million during the first three quarters of fiscal 2014. Upon closing of the transactions, the Company deferred a gain of approximately $0.8 million realized on the sale of the assets and will amortize the gain over the initial lease term.

During the first three quarters of fiscal 2013, the Company completed 183 build-to-suit transactions. Additionally, the Company completed sale-leaseback transactions under which it sold 127 stores to unrelated third-parties for net proceeds of approximately $163.5 million. Upon closing of the transactions, the Company deferred a gain of approximately $73.2 million realized on the sale of the stores and continues to amortize the gain over the initial lease term.

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

The revolving credit facilities provide the Company the capacity to borrow up to $900 million, less standby letters of credit needed for collateral for its insurance program of $18.7 million as of May 31, 2014. The prior unsecured revolving credit facilities provided the Company the capacity to borrow up to $700 million, less standby letters of credit needed for collateral for its insurance program of $18.8 million as of June 1, 2013.

As of May 31, 2014, the Company had $276.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities, as compared to $219.0 million of short-term borrowings outstanding as of June 1, 2013. During the first three quarters of fiscal 2014, the Company had net borrowings of $276.0 million and an average daily outstanding balance of

$223.0 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities. This compares to net borrowings of $204.0 million and an average daily outstanding balance of $134.8 million at a weighted-average interest rate of 1.5% under the Company's unsecured revolving credit facilities during the first three quarters of fiscal 2013.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 31, 2014, the Company was in compliance with all such covenants.

Long-Term Debt

On January 28, 2011, the Company issued $300 million of 5.00% unsecured senior notes due February 1, 2021 (the "2021 Notes"), through a public offering. The Company's proceeds were approximately $298.5 million, net of an issuance discount of $1.5 million. In addition, the Company incurred issuance costs of approximately $3.3 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes. Interest on the 2021 Notes is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2011. The 2021 Notes rank pari passu in right of payment with the Company's other unsecured senior indebtedness and will be senior in right of payment to any subordinated indebtedness. The Company may redeem the 2021 Notes in whole at any time or in part from time to time, at the option of the Company, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 2021 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the "2015 Notes"), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company's other unsecured senior indebtedness. The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance. The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization that began on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche has a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. During the first three quarters of fiscal 2014, we made a scheduled principal payment on our private placement notes in the amount of $16.2 million. The next principal payment of $16.2 million is due in September 2014. Interest on the 2015 Notes is payable semi-annually in arrears on March 27 and September 27 of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 31, 2014, the Company was in compliance with all such covenants.

Other Considerations

The strategic restructuring initiatives implemented in the third quarter of fiscal 2014 are expected to result in annualized operating profit benefit of between $40 million to $45 million. The operating profit benefits began to be realized in the third quarter of fiscal 2014, and consisted primarily of reduced labor expense related to the workforce optimization. We will continue to realize the ongoing operating profit benefits associated with the workforce optimization and expect to begin realizing the operating profit benefits associated with the closed stores in the fourth quarter of fiscal 2014. Additionally, in the fourth quarter of 2014, we expect to incur cash outlays associated with the lease obligations on the stores closed as part of the restructuring initiatives. The cash outlays will be incurred pursuant to the contractual obligations of the leases. The lease obligations for the stores closed as part of the restructuring initiatives, were included in the aggregate minimum annual rental under operating leases in the Commitments and Contingencies note within the Consolidated Financial Statement and Footnotes included in the Company's Annual Report on Form 10-K for fiscal year 2013.

Our merchandise inventories at the end of the first three quarters of fiscal 2014 increased 7.9%, as compared to the end of the first three quarters of fiscal 2013, to support additional stores opened as part of our store expansion program. Inventory per store at the end of the first three quarters of fiscal 2014 increased 2.1%, as compared to the end of the first three quarters of fiscal 2013, to support our expansion and refinement of the merchandise assortment for Consumables.

Capital expenditures for first three quarters of fiscal 2014 were $307.2 million, as compared to $599.7 million in the first three quarters of fiscal 2013. The decrease in capital expenditures was primarily related to a shift to build-to-suit transactions from sale-leaseback transactions in fiscal 2014, as compared to fiscal 2013, and completion of construction for the eleventh distribution center in fiscal 2013. A summary of spending in the first three quarters of fiscal 2014 and in the first three quarters of fiscal 2013 is as follows:

	39 Weeks Ended	40 Weeks Ended
(in thousands)	May 31, 2014	June 1, 2013
New stores	$106,527	$313,177
Store renovations	92,896	111,087
Existing stores	50,573	40,581
Supply chain	20,200	70,763
Corporate and technology investments	36,987	64,077
Total capital expenditures	$307,183	$599,685

During the first three quarters of fiscal 2014, the Company purchased a total of 1.8 million shares of its common stock at a cost of $125.0 million. All shares are purchased pursuant to share repurchase authorizations approved by the Board of Directors. As of May 31, 2014, the Company had $245.8 million remaining under the current share repurchase authorization.

The timing and amount of any shares repurchased have been and will continue to be determined by management based on its evaluation of market conditions and other factors. Our share repurchase programs do not have a stated expiration date, and purchases may be made through open market purchases, private market transactions or other structured transactions.

In addition to the Restricted Cash and Investments noted above, our wholly-owned captive insurance subsidiary maintains additional balances in cash and cash equivalents and investment securities that are used in connection with our retained workers' compensation, general liability and automobile liability risks and are not designated for general corporate purposes. As of the end of the first three quarters of fiscal 2014, these cash and cash equivalents and investment securities balances (including Restricted Cash and Investments) were $34.0 million and zero, respectively.

Additionally, during the first three quarters of fiscal 2014, we continued to expand our global sourcing team, develop stronger processes to help us integrate our sourcing activities with our category management efforts, and expand our supplier network. As a result of this global expansion and the increased activities being performed by our global sourcing teams in Europe and Asia, we had $67.2 million of cash and cash equivalents in our foreign entities as of May 31, 2014. We are not dependent on dividends from our foreign entities to fund our domestic operations. Unremitted earnings from foreign entities, which are considered to be invested indefinitely, would become subject to U.S. income taxes if they were remitted as dividends or were lent to a domestic entity.

Cash Flows From Operating Activities

During the first three quarters of fiscal 2014, we had operating cash inflow of $253.0 million, as compared to operating cash inflow of $325.4 million in the first three quarters of fiscal 2013. The change was due primarily to changes in merchandise inventories, prepayments and other current assets, and accounts payable and accrued liabilities, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first three quarters of fiscal 2014, we had a cash outflow from investing activities of $260.4 million, as compared to a cash outflow of $391.1 million in the first three quarters of fiscal 2013. The change was due primarily to a decrease in capital expenditures and net proceeds from sale-leaseback transactions, which are included in the other considerations discussion above.

Cash Flows From Financing Activities

During the first three quarters of fiscal 2014, we had a cash inflow from financing activities of $30.1 million, as compared to a cash inflow of $96.8 million during the first three quarters of fiscal 2013. The decrease in the first three quarters of fiscal 2014 was due primarily to repurchases of common stock and payments of dividends in the first three quarters of fiscal 2014, as compared to the first three quarters of fiscal 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The ASU is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2018. The ASU is not expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

In September 2013, the Internal Revenue Service issued updated tax regulations for the Deduction and Capitalization of Expenditures Related to Tangible Property. The regulations can be adopted early; however, the mandatory effective date for the Company is the first quarter of fiscal 2015. These regulations provide additional guidance related to the capitalization and expensing of fixed assets, repairs, and other expenditure types related to the updated tax regulations. Based upon the Company's analysis, the regulations are not expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company will adopt ASU 2013-11 during the first quarter of fiscal 2015, which is not expected to have a material impact on the Company's Consolidated Condensed Financial Statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The ASU was effective for the Company beginning in the first quarter of fiscal 2014 and did not have a material impact on the Company's Consolidated Condensed Financial Statements.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, our capital investment and financing plans, net sales, comparable store sales, store openings and closings, cost of sales, selling, general and administrative ("SG&A") expenses, gross margin, income tax rates, earnings per diluted share, dividends and share repurchases; or statements regarding the outcome or impact of pending or threatened litigation. These forward-looking statements may be identified by the use of the words "believe," "plan," "estimate," "expect," "anticipate," "probably," "should," "project," "intend," "continue," and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I – Item 1A of our Annual Report on Form 10-K for fiscal 2013, as well as other factors discussed throughout this Report, including, without limitation, the factors described under "Critical Accounting Policies" in Part I – Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

You should not place undue reliance on the forward-looking statements included in this Report. We assume no obligation to update any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the Securities and Exchange Commission ("SEC").

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our store expansion program and seasonal inventory increases. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings under our credit facility. As of August 31, 2013, the analysis indicated such a movement would not have a material impact on our financial position, results of operations or cash flows. During the first three quarters of fiscal 2014 and the first three quarters of fiscal 2013, we incurred an immaterial amount of interest expense related to our credit facilities.

Item 4.        Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of May 31, 2014. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of May 31, 2014.

During the third quarter of fiscal 2014, we re-implemented an Enterprise Resource Planning ("ERP") system. We believe we have enacted appropriate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to prevent and detect material misstatements associated with this re-implementation. Aside from internal controls directly associated with the ERP system, there have been no material changes in our internal control over financial reporting. The changes associated with the ERP system have not materially affected, or are reasonably likely not to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

The information in Note 9 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 1A.    Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for fiscal 2013 remain relevant through the second quarter of fiscal 2014. Additionally, during the third quarter of fiscal 2014, the Company re-implemented an Enterprise Resource Planning ("ERP") system. The Company believes it has taken the necessary steps to mitigate risk associated with this re-implementation, including a comprehensive review of internal controls, extensive employee training, and additional verifications and testing to ensure data integrity. Information technology system disruptions, if not anticipated and appropriately mitigated, could adversely impact our operations or profitability.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended May 31, 2014, by us, on our behalf, or by any "affiliated purchaser" as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
March (3/2/2014 - 4/5/2014)	—	$—	—	4,234,658
April (4/6/2014 - 5/3/2014)	—	—	—	4,201,360
May (5/4/2014 - 5/31/2014)	—	—	—	4,194,190
Total	—	$—	—	4,194,190

(1)
On January 17, 2013, we announced that the Board of Directors authorized the purchase of up to $300 million of the Company's outstanding common stock. As of May 31, 2014, the Company had $245.8 million remaining under current authorizations.

(2)	Remaining dollar amounts are converted to shares using the closing stock price as of the end of the fiscal month.

Item 6.        Exhibits

Exhibits incorporated by reference:

3.1	Restated Certificate of Incorporation, dated November 8, 2006 (filed as Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended August 26, 2006).

3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended February 26, 2011).

3.3	Bylaws of Family Dollar Stores, Inc., as amended through March 2, 2011 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 3, 2011).

4.1
Rights Agreement, dated as of June 9, 2014, between Family Dollar Stores, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 9, 2014).

Exhibits filed herewith:

10.1	Family Dollar Stores, Inc., Compensation Deferral Plan, as amended and restated effective January 1, 2014.

10.2	Family Dollar Stores, Inc., Domestic US Relocation Policy (Executive Homeowners), as amended and restated effective January 1, 2014.

10.3	Family Dollar Stores, Inc., Domestic US Relocation Policy (Executive Renters), as amended and restated effective January 1, 2014.

10.4	Family Dollar Stores, Inc., Executive Life Insurance Plan.

10.5	Family Dollar Stores, Inc., Executive Supplemental Disability Income Plan.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended May 31, 2014, filed on July 10, 2014, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date:	July 10, 2014	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)