Form 10-K/A
period 2014-08-30
FAMILY DOLLAR STORES INC
filed 2014-11-03
CIK 34408

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
DOCUMENTS INCORPORATED BY REFERENCE
None noted.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Family Dollar Stores, Inc., and its subsidiaries ("we," "Family Dollar" or the "Company") for the fiscal year ended on August 30, 2014, as filed with the Securities and Exchange Commission (the "SEC") on October 29, 2014 (the "Original Form 10-K") is being filed for the purpose of including consent of our independent auditors in regard to Dollar Tree, Inc.'s Form S-4 (File Number 333-198015), which was inadvertently omitted from the Original Form 10-K.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended "Item 15. Exhibits and Financial Statement Schedules" in its entirety and includes the new certifications from the Company's chief executive officer and chief financial officer. Because no financial statements or financial information have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	See Part II—Item 8—"Financial Statements and Supplementary Data—Index to Consolidated Financial Statements," of the Original Form 10-K.

2.
All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements in the Original Form 10-K, and therefore, have been omitted.

The Financial Statements of Family Dollar Stores, Inc., (Parent Company) are omitted because the registrant is primarily a holding company and all subsidiaries included in the consolidated financial statements filed in the Original Form 10-K, in the aggregate, do not have minority equity and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of the total assets as shown by the most recent year-end consolidated balance sheet.

3.	The Exhibits listed below in item (b).

(b)	The accompanying Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)
Date:	November 3, 2014	By	/s/ HOWARD R. LEVINE
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
*10.51
First Amendment effective November 1, 2014 to Family Dollar Stores, Inc., Compensation Deferral Plan, as amended and restated effective January 1, 2014 (filed as Exhibit 10.1 in the Company's Report on Form 10-K filed on October 29, 2014)

*10.52	Family Dollar Stores, Inc., Retention Award Plan (filed as Exhibit 10.2 in the Company's Report on Form 10-K filed on October 29, 2014)
21.1	Subsidiaries of the Company (filed as Exhibit 21 in the Company's Report on Form 10-K filed on October 29, 2014)

32.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32 in the Company's Report on Form 10-K filed on October 29, 2014)

101
Financial statements from the annual report on Form 10-K of the Company for the year ended
August 30, 2014, filed on October 29, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (filed as Exhibit 101 in the Company's Report on Form 10-K filed on October 29, 2014)

Exhibits filed herewith:

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