Form 10-Q
period 2014-11-29
FAMILY DOLLAR STORES INC
filed 2015-01-08
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 29, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding January 3, 2015
Common Stock, $0.10 par value	114,447,738 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.        Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	November 29, 2014	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$209,008	$139,840
Short-term investment securities	4,003	8,800
Restricted cash and investments (Note 5)	30,892	31,380
Merchandise inventories	1,712,342	1,609,932
Deferred income taxes	61,709	65,856
Income tax refund receivable	43,872	64,458
Prepayments and other current assets	185,506	181,780
Total current assets	2,247,332	2,102,046
Property and equipment, net	1,709,237	1,688,213
Other assets	75,429	67,036
Total assets	$4,031,998	$3,857,295

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings (Note 4)	$270,000	$—
Current portion of long-term debt (Note 4)	185,200	16,200
Accounts payable	695,443	773,021
Accrued liabilities	320,205	335,054
Income taxes	4,755	4,755
Total current liabilities	1,475,603	1,129,030
Long-term debt (Note 4)	299,064	484,226
Other liabilities	311,098	316,382
Deferred gain	222,720	227,080
Deferred income taxes	36,840	34,852
Commitments and contingencies (Note 8)
Shareholders' equity (Note 6):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $0.10 par; authorized 600,000,000 shares; issued 121,164,188 shares at November 29, 2014, and 120,749,980 shares at August 30, 2014, and outstanding 114,399,786 shares at November 29, 2014, and 113,986,257 shares at August 30, 2014	12,118	12,077
Capital in excess of par	348,350	333,579
Retained earnings	1,730,071	1,724,041
Accumulated other comprehensive loss	(331)	(489)
Common stock held in treasury, at cost (6,764,402 shares at November 29, 2014, and 6,763,723 shares at August 31, 2013)	(403,535)	(403,483)
Total shareholders' equity	1,686,673	1,665,725
Total liabilities and shareholders' equity	$4,031,998	$3,857,295

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(in thousands, except per share amounts)	November 29, 2014	November 30, 2013
Net sales	$2,556,422	$2,499,691
Costs and expenses:
Cost of sales	1,703,475	1,642,850
Selling, general and administrative	773,427	736,522
Merger fees	8,861	—
Cost of sales and operating expenses	2,485,763	2,379,372
Operating profit	70,659	120,319
Investment income	30	58
Interest expense	7,660	6,923
Other income	7,964	7,406
Income before income taxes	70,993	120,860
Income taxes	29,616	42,833
Net income	$41,377	$78,027
Net income per common share — basic	$0.36	$0.68
Weighted average shares — basic	114,157	114,581
Net income per common share — diluted	$0.36	$0.68
Weighted average shares — diluted	114,475	115,084
Dividends declared per common share	$0.31	$0.26
See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(in thousands)	November 29, 2014	November 30, 2013
Net income	$41,377	$78,027
Other comprehensive income:
Unrealized net gains on investment securities (net of taxes)	112	255
Other	46	18
Other comprehensive income	158	273
Comprehensive income	$41,535	$78,300

There were no material reclassifications from accumulated other comprehensive income into net income.

See notes to the consolidated condensed financial statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(in thousands)	November 29, 2014	November 30, 2013
Cash flows from operating activities:
Net income	$41,377	$78,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,702	61,734
Amortization of deferred gain	(4,848)	(4,205)
Lease obligations on closed stores due to restructuring initiatives	(7,019)	—
Merger fees	5,969	—
Deferred income taxes	9,637	1,402
Excess tax benefits from stock-based compensation	(3,387)	(5,244)
Stock-based compensation	2,800	5,530
Loss on disposition of property and equipment	2,151	2,865
Changes in operating assets and liabilities:
Merchandise inventories	(102,410)	(178,661)
Prepayments and other current assets	(3,697)	1,828
Other assets	(8,003)	1,057
Accounts payable and accrued liabilities	(117,867)	27,876
Income taxes	20,586	30,671
Other liabilities	1,865	3,253
Net cash (used in)/provided by operating activities	(93,144)	26,133

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(6,337)	(2,529)
Sales of restricted and unrestricted investment securities	11,224	26,111
Net change in restricted cash	(13)	373
Capital expenditures	(103,470)	(112,467)
Net proceeds from sale-leaseback	14,369	570
Proceeds from dispositions of property and equipment	750	165
Net cash used in investing activities	(83,477)	(87,777)

Cash flows from financing activities:
Short-term borrowings	764,000	686,000
Repayment of short-term borrowings	(494,000)	(444,000)
Repayment of long-term debt	(16,200)	(16,200)
Repurchases of common stock	—	(125,038)
Change in cash overdrafts	9,604	3,964
Proceeds from exercise of employee stock options	14,334	11,072
Excess tax benefits from stock-based compensation	3,387	5,244
Payment of dividends	(35,336)	(29,932)
Net cash provided by financing activities	245,789	91,110

Net change in cash and cash equivalents	69,168	29,466
Cash and cash equivalents at beginning of period	139,840	140,999
Cash and cash equivalents at end of period	$209,008	$170,465
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    General Information

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals, except as indicated in the Footnotes of this Report) necessary to present fairly the following:

•	The financial position as of November 29, 2014.

•	The results of operations for the 13 weeks ended November 29, 2014 ("first quarter of fiscal 2015"), and November 30, 2013 ("first quarter of fiscal 2014").

•	Comprehensive income for the first quarter of fiscal 2015 and the first quarter of fiscal 2014.

•	The cash flows for the first quarter of fiscal 2015 and the first quarter of fiscal 2014.

The unaudited Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2014 ("fiscal 2014").

The results of operations for the first quarter of fiscal 2015 are not necessarily indicative of the results to be expected for the full year.

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

Dollar Tree Merger Agreement

On July 27, 2014, the Company entered into a merger agreement (the "Dollar Tree merger agreement") with Dollar Tree, Inc. ("Dollar Tree"), upon the terms and subject to the conditions of which a subsidiary of Dollar Tree will be merged with and into Family Dollar, with Family Dollar continuing as the surviving entity and a wholly-owned subsidiary of Dollar Tree. The merger is subject to Family Dollar stockholder approval; expiration, or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"); and other customary closing conditions.

The Dollar Tree merger agreement contains provisions that in the event of termination of the Dollar Tree merger agreement, Family Dollar may be required to pay to Dollar Tree:

•
Dollar Tree’s out-of-pocket expenses, not to exceed $90 million, if the merger agreement is terminated by either Dollar Tree or Family Dollar because Family Dollar fails to obtain the required stockholder approval at the Family Dollar stockholders' meeting, as it may be adjourned or postponed.

•
A termination fee of $305 million, less any payment paid in respect of Dollar Tree's out-of-pocket expenses, under certain circumstances, including a change in the recommendation of the board of directors of Family Dollar or termination of the Dollar Tree merger agreement by Family Dollar to enter into an agreement for a "Company Superior Proposal," as defined in the Dollar Tree merger agreement.

As of November 29, 2014, no amount has been recorded in the Company's Consolidated Condensed Financial Statements related to these provisions.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15 Presentation of Financial Statements - Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early adoption is permitted. The Company does not expect the ASU to have material impact on the Consolidated Condensed Financial Statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The ASU is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company plans to adopt ASU 2014-09 during the first quarter of fiscal 2018. The Company is still assessing the impact of this ASU on the Consolidated Condensed Financial Statements.

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The ASU was effective for the Company beginning in the first quarter of fiscal 2015 and did not have a material impact on the Company's Consolidated Condensed Financial Statements.

2.    Restructuring and Related Activities

During the second half of fiscal 2014, the Company completed a series of restructuring initiatives which included closing 377 underperforming stores and reducing expenses through workforce optimization. As a result of these initiatives, the Company incurred $90.1 million of charges in fiscal 2014, consisting primarily of lease obligations, property and equipment impairments, inventory write-downs, and termination benefits. The table below summarizes the restructuring accrual activity related to the Company's restructuring initiatives completed in fiscal 2014.

(in thousands)	Employee termination benefits	Lease Obligations	Other	Total
Balance as of August 30, 2014	$823	$43,689	$4,206	$48,718
Charges	—	—	—	—
Cash Payments	(342)	(7,019)	(3,435)	(10,796)
Balance as of November 29, 2014	$481	$36,670	$771	$37,922

Additionally, in fiscal 2014, the Company entered into the Dollar Tree merger agreement, upon terms and subject to the conditions of which Dollar Tree will acquire Family Dollar in a cash and stock transaction. In conjunction with this pending merger agreement, the Company incurred $8.9 million of professional fee expense in the first quarter of fiscal 2015, consisting primarily of legal costs. The Company did not consider these professional fee expenses deductible for income taxes.

As of November 29, 2014, the Company's accrual for fees associated with the pending merger was $15.1 million, included within Accrued liabilities on the Consolidated Condensed Balance Sheets.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company's fair value hierarchy as of November 29, 2014, and August 30, 2014, for items required to be measured at fair value on a recurring basis:

	November 29, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$3,903	$3,903	$—	$—
Investment securities:
Short-term bond mutual fund	4,003	4,003	—	—
Restricted cash and investments: (1)
Money market funds	59	59	—	—
Municipal debt securities	33,418	—	33,418	—
Corporate debt securities	571	571	—	—
Other assets:
Mutual funds (2)	18,646	18,646	—	—

	August 30, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,502	$2,502	$—	$—
Investment securities:
Auction rate securities	4,800	—	—	4,800
Short-term bond mutual fund	4,000	4,000	—	—
Restricted cash and investments: (1)
Money market funds	46	46	—	—
Municipal debt securities	34,398	—	34,398	—
Other assets:
Mutual funds (2)	19,689	19,689	—	—

(1)
As of November 29, 2014, restricted cash and investments of $30.9 million and $3.1 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Condensed Balance Sheet. As of August 30, 2014, restricted cash and investments of $31.4 million and $3.0 million were included in Restricted Cash and Investments and Other Assets, respectively, in the Consolidated Balance Sheet.

(2)
Represents assets held pursuant to a deferred compensation plan for certain key management employees. The Company has recorded a corresponding liability related to the deferred compensation plan in an amount equivalent to the assets above. The liability for the deferred compensation plan is recorded in Other Liabilities on the Consolidated Balance Sheets.

On a non-recurring basis, the Company adjusts certain Property and Equipment to fair value through impairment charges. Property and Equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and Equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the first quarter of fiscal 2015 or during the first quarter of fiscal 2014.

Level 2 Inputs

All assets classified as Level 2 are valued using matrix pricing. The Company believes that while the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.

Auction Rate Securities

During the first quarter of fiscal 2015, the Company settled its remaining $4.8 million auction rate securities ("ARS") portfolio, which included tax-exempt bonds collateralized by federally guaranteed student loans, at par. During the first quarter of fiscal 2014, the Company liquidated $2.7 million par value of its ARS portfolio.

The ARS portfolio was valued using Level 3 inputs due to continued issues in the global credit and capital markets causing sustained failed auctions and uncertainty surrounding the timing of future liquidity. For the past several years, the Company was able to liquidate its ARS portfolio, at or close to par value, when any of the following events occurred: a buyer was found outside the auction process, the securities were called or refinanced by the issuer, or the underlying securities matured.

The Company had no temporary gross unrealized loss during the first quarter of fiscal 2015 and had a temporary gross unrealized loss of $2.4 million during the first quarter of fiscal 2014 related to its ARS portfolio. Changes in the unrealized loss were included in Accumulated Other Comprehensive Loss within Shareholders' Equity on the Consolidated Condensed Balance Sheets.

The fair value of each security was determined through the use of a discounted cash flow analysis using Level 3 inputs because there was no active market for the Company's ARS portfolio. The two most significant unobservable inputs used in the analysis were as follows:

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

The inputs used in the Company's analysis were sensitive to market conditions, and the Company's valuation of its ARS portfolio changed based on the assumptions used. The Company also evaluated each of its ARS for other-than-temporary impairment based on an analysis of the credit rating and parity ratio of each security. The parity ratio is the ratio of trust assets available for distribution to creditors to the trust obligations to those creditors. Based on these factors, the Company concluded there was no other-than-temporary impairment during the first quarter of fiscal 2015 or the first quarter of fiscal 2014.

The following tables summarize the change in the fair value of the Company's ARS portfolio measured using Level 3 inputs during the first quarter of fiscal 2015 and the first quarter of fiscal 2014:

	13 Weeks Ended	13 Weeks Ended
(in thousands)	November 29, 2014	November 30, 2013
Beginning Balance - Level 3 inputs	$4,800	$22,977
Sales	(4,800)	(2,579)
Realized loss on sale of investments	—	(121)
Net unrealized gain included in other comprehensive income	—	288
Ending Balance - Level 3 inputs	$—	$20,565

Additional Fair Value Disclosures

The estimated fair value of the Company's current and long-term debt was $505.9 million as of November 29, 2014, and $530.4 million as of August 30, 2014. The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value of the portion of the debt that are private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. The fair value of the Company's current and long-term debt was greater than the carrying value of the debt by $21.6 million as of November 29, 2014, and $30.0 million as of August 30, 2014.

4.    Current and Long-Term Debt

Principal Payment and Short-term Classification of Private Notes

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015. The first tranche has an aggregate principal amount of $169 million payable in a single installment on September 27, 2015, and therefore, has been classified as short-term as of November 29, 2014.

The second tranche has an aggregate principal balance of $81 million, with a required annual principal payment of $16.2 million each September 27 from September 27, 2011 through September 27, 2015. During the first quarter of fiscal 2015, the Company made its scheduled principal payment in the amount of $16.2 million. The next and final principal payment of $16.2 million is due on September 27, 2015, and therefore, has been classified as short-term as of November 29, 2014.

Short-term Borrowings

On November 13, 2013, the Company entered into two new unsecured revolving credit facilities to replace its prior two unsecured revolving credit facilities. The unsecured revolving credit facilities provide the Company the capacity to borrow up to $900 million, less standby letters of credit needed for collateral for its insurance program of $18.7 million as of November 29, 2014, and November 30, 2013.

As of November 29, 2014, the Company had $270.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities. During the first quarter of fiscal 2015, the Company had net borrowings of $270.0 million and an average daily outstanding balance of $159.4 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities. As of August 30, 2014, the Company had no short-term borrowings outstanding under its unsecured revolving credit facilities.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 29, 2014, the Company was in compliance with all such covenants.

5.     Restricted Cash and Investments

The Company has restricted a portion of cash and investments to serve as collateral for certain of the Company's insurance obligations held at its wholly owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of November 29, 2014, the Company held $34.0 million in this restricted account, of which $30.9 million was included in Restricted Cash and Investments and $3.1 million was included in Other Assets in the Consolidated Condensed Balance Sheet. As of August 30, 2014, the Company held $34.4 million in this restricted account, of which $31.4 million was included in Restricted Cash and Investments and $3.0 million was included in Other Assets in the Consolidated Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

6.     Shareholders' Equity

Stock Repurchases

During the first quarter of fiscal 2015, the Company did not repurchase shares of its common stock under the January 17, 2013, share repurchase authorization. During the first quarter of fiscal 2014, the Company purchased a total of 1.8 million shares of its common stock at a cost of $125.0 million. All shares were purchased pursuant to share repurchase authorizations approved by the Board of Directors of the Company. Shares purchased under the share repurchase authorizations are generally held in treasury or are canceled and returned to the status of authorized but unissued shares.

As of November 29, 2014, the Company had $245.8 million remaining under the January 17, 2013, share repurchase authorization. There is no expiration date related to the share repurchase authorization. Under the terms of the Dollar Tree merger agreement, the Company will not repurchase any shares of its common stock.

Option Exercises

During the first quarter of fiscal 2015, a total of 0.3 million stock options with a weighted average exercise price of $50.26 were exercised. The total intrinsic value of the options exercised during the period was $14.3 million. During the first quarter of fiscal 2014, a total of 0.3 million stock options with a weighted average exercise price of $33.72 were exercised. The total intrinsic value of the options exercised during the period was $11.8 million.

Dividends

During the first quarter of fiscal 2015, the Company paid cash dividends of $0.31 per share for a total of $35.3 million, as compared to cash dividends paid of $0.26 per share for a total of $29.9 million during the first quarter of fiscal 2014. Under the terms of the Dollar Tree merger agreement, the Company will not pay any further dividends.

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

Stock-Based Compensation

The Company's practice is to make a single annual grant to all key employees participating in stock-based compensation programs and to generally make other grants only in connection with employment or promotions. During the first quarter of fiscal 2015, the Company amended the expiration date of its stock options and introduced a new Restricted Stock Unit program.

Stock Options

The Company awards stock options at prices not less than the fair market value of the Company's common stock on the grant date, as estimated by the Black-Scholes option-pricing model. Stock options granted prior to October 2014 expire five years from the grant date, and stock options granted during and after October 2014 expire ten years from the grant date. All stock options are exercisable to the extent of 40% after the second anniversary of the grant and an additional 30% at each of the following two anniversary dates on a cumulative basis. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period.

Performance Share Rights ("PSR")

During the first quarter of fiscal 2015, the Company discontinued the PSR program as a method for granting new awards. Currently, there are two active tranches of PSRs for plan years 2013 - 2015 and 2014 - 2016.

The Company's PSRs give employees the right to receive shares of the Company's common stock at a future date and have both a service condition and a performance condition. The service condition is an explicit requisite service period determined at the grant date and is generally three years. The performance condition is measured based on pre-tax return on equity and pre-tax income growth against a peer group determined by the Leadership Development and Compensation Committee of the Board of Directors. The actual number of shares issued can range from 0% to 200% of the employee's target award depending on the Company's performance relative to the peer group.

The Company values the PSRs at the grant date and re-evaluates the value each reporting period based on the most probable outcome of payout. Therefore, the compensation cost is adjusted throughout the term of the award to reflect the estimate of the most probable payout of shares. Upon vesting, the appropriate number of shares are issued, and the compensation cost reflects the total grant date fair value of those shares.

Restricted Stock Units ("RSU")

During the first quarter of fiscal 2015, the Company implemented an RSU program, which replaces the PSR plan for new award issuances. Currently, there is one active tranche of RSUs for the plan year 2015 - 2017.

The Company's RSUs give employees the right to receive shares of the Company's common stock at a future date and have only a service condition. The service condition is an explicit requisite service period determined at the grant date and is generally three years. The Company recognizes expense related to the fair value of RSUs over the requisite service period on a straight-line basis. The fair value is determined using the closing price of the Company's common stock on the grant date.

Employee Stock Purchase Program ("ESPP")

During fiscal 2014, the Company instituted an ESPP which allows employees to purchase Company shares at a discount. Shares are purchased on a semi-annual basis with the Company's expense equal to 15% of the closing price on the date of purchase. The share-based payment expense is recognized on a straight-line basis over the six-month offering period. December 31, 2014, will be the final share purchase under the ESPP, and the program will be discontinued after that share purchase.

7.    Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Shares purchased through the discounted ESPP are included in basic net income per common share.

Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding dilutive stock options, PSRs, and RSUs had been exercised, as determined by the treasury stock method. Additionally, the incremental potential shares that would be issuable through the discounted ESPP, if the reporting date were the end of the offering period, were included in diluted net income per common share.

Certain stock options, PSRs, and RSUs, which have been summarized in the table below, were excluded from the calculation of diluted net income per common share because their effects were antidilutive.

	13 Weeks Ended	13 Weeks Ended
(in thousands)	November 29, 2014	November 30, 2013
Antidilutive shares	231	792

The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended	13 Weeks Ended
(in thousands, except per share amounts)	November 29, 2014	November 30, 2013
Basic Net Income Per Common Share:
Net income	$41,377	$78,027
Weighted average number of shares outstanding	114,157	114,581
Net income per common share — basic	$0.36	$0.68

Diluted Net Income Per Common Share:
Net income	$41,377	$78,027
Weighted average number of shares outstanding	114,157	114,581
Effect of dilutive securities	318	503
Weighted average shares — diluted	114,475	115,084
Net income per common share — diluted	$0.36	$0.68

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

Presently, there are a total of 10 named plaintiffs in the remaining cases in the MDL, for which the NC Federal Court has not decided the class certification or summary judgment issue. The Company cannot reasonably estimate the possible loss or range of loss that may result from these cases.

Wage and Hour Class Action Litigation

The Company is currently a defendant in four additional class action lawsuits in four states alleging Store Managers should be classified as non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, attorneys' fees, and court costs.

•
Farley, et al. v. Family Dollar Stores of Colorado, Inc., was filed in the United States District Court for the District of Colorado on February 7, 2012, seeking unpaid overtime compensation for a class of current and former Colorado Store Managers. On March 21, 2013, the Court granted the plaintiff's motion for class certification. Class notice was issued in June 2013 and class discovery concluded in January 2014. In May 2014, the parties preliminarily agreed to settle the litigation and on October 30, 2014 the Court granted final approval of the settlement for an amount not material to the Consolidated Financial Statements.

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

•
Itterly v. Family Dollar Stores of Pennsylvania, Inc., which was formerly pending in the NC Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. The plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania Store Managers whom the plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. In August 2013, the Company filed summary judgment requesting the Court rule that Itterly was properly classified as exempt from overtime. The District Court granted the Company's motion on January 30, 2014, and the case is now dismissed. On February 1, 2014, the plaintiffs filed a Notice of Appeal with the Third Circuit Court of Appeals. Appellate briefing has been concluded. The Third Circuit has preliminarily scheduled oral argument on the appeal for January 22, 2015.

•
Premo v. Family Dollar Stores of Massachusetts, Inc., was filed in Worcester County Superior Court in the State of Massachusetts for alleged violations of the Massachusetts overtime law on April 26, 2013. The plaintiffs are seeking unpaid overtime for a class of current and former Massachusetts Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Massachusetts law. The Company removed the case to federal district court in Massachusetts on May 28, 2013. The plaintiffs challenged the removal to federal court. On March 28, 2014, the court remanded the claim back to state court. On April 7, 2014, the Company filed an interlocutory petition for appellate relief from the remand decision to the United States Court of Appeals for the First Circuit and awaits the appellate court's ruling. In the interim, the Company filed its answer to the lawsuit on May 13, 2014. The Company currently awaits the Court's ruling on its motion.

Considering, among other factors, that the Company has obtained multiple decisions ruling its Store Managers are properly classified as exempt from overtime, the Company cannot reasonably estimate the possible loss or range of loss that may result from these cases, except for Hegab and Farley, which are subject to settlements.

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

Presently, there are 48 named plaintiffs in the Scott case. On January 13, 2012, the trial court granted the Company's Motion to Strike the class allegations asserted in the complaint based in part upon the United States Supreme Court's ruling in Dukes v. Wal-Mart. The plaintiffs filed an appeal of the Court's dismissal of the class allegations to the United States Court of Appeals for the Fourth Circuit. On October 16, 2013, the Fourth Circuit Court of Appeals partially reversed the trial court's ruling. While the Fourth Circuit agreed the original Complaint should not proceed as a class action, it remanded the case and instructed the trial court to allow the amendment of the complaint, and then consider, based upon the amended complaint, whether the case should proceed as a class action. On November 14, 2013, the Fourth Circuit denied further en banc review of the decision. On January 24, 2014, the Company filed a Petition for Writ of Certiorari to the United States Supreme Court. On June 30, 2014, the United States Supreme Court denied further review of the Fourth Circuit's decision. The case is now back with the district court. On September 8, 2014, the district court entered a new Pretrial Order and Scheduling Plan and the parties will proceed with limited discovery pursuant to those Orders.

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

Shareholder Litigation

Three putative class action lawsuits have been filed against Family Dollar, its directors, Dollar Tree and Dime Merger Sub, Inc., (subsidiary of Dollar Tree established for Family Dollar to merge into upon consummation of merger) in the Delaware Court of Chancery:

•	Shiva Y. Stein v. Family Dollar Stores, Inc., et al., C.A. No. 9985, filed on July 31, 2014,

•	Darrell Wickert v. Family Dollar Stores, Inc., et al., C.A. No. 10025, filed on August 11, 2014, and

•	Stuart Friedman v. Family Dollar Stores, Inc., et al., C.A. No. 10080, filed on September 3, 2014.

On August 26, 2014, the Stein and Wickert actions were consolidated under the caption In re Family Dollar Stores, Inc. Stockholder, Litig., C.A. No. 9985-CB. On September 11, 2014, all three actions were consolidated under the caption In re Family Dollar Stores, Inc. Stockholder Litig., C.A. No. 9985-CB.

Each of the three actions has been brought on behalf of a putative class of Family Dollar's stockholders, and each alleges, generally, that the members of the Family Dollar board breached their fiduciary duties in connection with the pending Dollar Tree merger by, among other things, carrying out a process that the plaintiff alleges did not ensure adequate and fair consideration to Family Dollar's stockholders. The plaintiffs further allege that Family Dollar and Dollar Tree aided and abetted the individual defendants' breaches of their fiduciary duties. The plaintiffs seek equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys' fees and costs.

On August 28, 2014, the plaintiffs in the consolidated action filed motions for expedited proceedings and for a preliminary injunction enjoining the acquisition. On September 3, 2014, the plaintiffs in the consolidated action filed a motion for a temporary restraining order to require Family Dollar to terminate its rights agreement and to direct the Family Dollar board to deem the terms of Dollar General's proposal sufficient to warrant entering into negotiations with Dollar General under the terms of the Dollar Tree merger agreement. At a hearing on September 10, 2014, the Delaware Court of Chancery concluded that the temporary restraining order application did not merit scheduling a hearing to consider such relief, and declined to do so. A hearing on the plaintiffs' motion for a preliminary injunction was held on December 5, 2014, and on December 19, 2014, the Delaware Court of Chancery denied, in its entirety, the plaintiffs' motion for preliminary injunctive relief. On December 24, 2014, plaintiffs filed an application in the Delaware Court of Chancery to certify an appeal from the denial of preliminary injunctive relief to the Delaware Supreme Court, which application the Delaware Court of Chancery denied on January 2, 2015. The Company believes these lawsuits are without merit and intends to vigorously defend the claims in these actions. Due to the preliminary status, the Company cannot reasonably estimate the possible loss or range of loss that may result from these lawsuits.

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

This case follows similar actions brought by Winn-Dixie against Dollar General Corporation, Dollar Tree, Inc., and Big Lots, Inc. The case against the Company is in the initial stages of litigation and the Company is evaluating Winn-Dixie's claims. The Company previously filed and prevailed on a Motion to Dismiss Winn-Dixie's Amended Complaint. Winn-Dixie filed a Second Amended Complaint on September 12, 2014. Thereafter, the Company filed a Motion to Dismiss the Second Amended Complaint, which remains pending. Winn-Dixie has also filed a Motion for Temporary Injunction seeking to limit the Company's sale of food and other items in the stores at issue. The Circuit Court has not set a hearing date for the Motion for Temporary Injunction.

This case has been assigned a trial date of January 4, 2016. Due to the preliminary status, the Company cannot reasonably estimate the possible loss or range of loss that may result from this case.

Reginald Moore, et al. v. Family Dollar Stores, Inc.

On August 13, 2014, the Company was served with a putative class action petition entitled Reginald Moore, et al. v. Family Dollar Stores, Inc. in the Circuit Court of the City of St. Louis, Missouri. Mr. Moore contends that he, and others similarly situated, received SMS text message advertisements from the Company, without providing express written consent in violation of the Telephone Consumer Protection Act ("TCPA"). Mr. Moore has requested that the court enter an order certifying the action as a class action, and appointing him as representative of the class. Mr. Moore further seeks judgment in favor of himself, and the proposed class, for all damages available under the TCPA, including statutory damages of $500 -$1,500 per willful violation.

The Case has been removed from the Circuit Court of the City of St. Louis, Missouri, to the United States District Court for the Eastern District of Missouri, Eastern Division.

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

9.    Segment Information

The Company operates a chain of more than 8,100 general merchandise retail discount stores in 46 states, serving the basic needs of customers primarily in the low- and middle-income brackets. The stores are supported by 11 distribution centers and one Store Support Center. All stores operate under the Family Dollar name and are substantially the same in terms of size, merchandise, customers, distribution, and operations. The Company has no franchised locations or other lines of business. All the Company's operations are located in the United States with the exception of certain sourcing entities located in Asia and Europe. The foreign operations solely support domestic operations and are not material. The Company manages the business on the basis of one operating segment and therefore, has only one reportable segment. The following table presents net sales by classes of similar products. The combination of Home Products, Apparel and Accessories, and Seasonal and Electronics are referred to as "Discretionary" categories.

	13 Weeks Ended	13 Weeks Ended
(in thousands)	November 29, 2014	November 30, 2013
Classes of similar products:
Consumables	$1,937,752	$1,873,096
Home Products	228,970	240,496
Apparel and Accessories	169,777	171,524
Seasonal and Electronics	219,923	214,575
Net sales	$2,556,422	$2,499,691

The following table describes the Company's product categories in more detail:

Consumables	Batteries
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
Seasonal goods
Stationery and school supplies
Toys

10.    Subsequent Event

On December 19, 2014, "The Tax Increase Prevention Act of 2014," was enacted into law, which reinstated previously expired provisions, including the Work Opportunity Tax Credit ("WOTC") through December 31, 2014.  If this provision had been in effect during the first quarter of fiscal 2015, the effective tax rate would have decreased by approximately 190 basis points.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the 13-week periods ended November 29, 2014, and November 30, 2013, "first quarter of fiscal 2015" and "first quarter of fiscal 2014," respectively. This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 30, 2014 ("fiscal 2014"), and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Annual Report on Form 10-K for fiscal 2014. This discussion should also be read in conjunction with the "Cautionary Statement Regarding Forward Looking Statements" set forth following this MD&A, and the "Risk Factors" set forth in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2014.

Executive Overview

We operate a chain of more than 8,100 general merchandise retail discount stores in 46 states, providing value-conscious consumers with a selection of competitively priced merchandise in convenient neighborhood stores. Our merchandise assortment includes Consumables, Home Products, Apparel and Accessories, and Seasonal and Electronics. We refer to the combination of Home Products, Apparel and Accessories, and Seasonal and Electronics as "Discretionary" categories. We sell merchandise at prices that generally range from less than $1 to $10.

On July 27, 2014, we entered into a definitive merger agreement (the "Dollar Tree merger agreement") with Dollar Tree, Inc. ("Dollar Tree"), upon the terms and subject to the conditions of which a subsidiary of Dollar Tree will be merged with and into Family Dollar, with Family Dollar continuing as the surviving entity and a wholly-owned subsidiary of Dollar Tree. The transaction is subject to Family Dollar stockholder approval, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and other customary closing conditions.

In the first quarter of fiscal 2015, our industry remained highly competitive on the basis of store locations, convenience, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. In addition, we believe our customers continued to face increased financial pressures and continued to focus their spending on necessities.

During the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, our net sales increased 2.3% to $2.56 billion. Consumables comprised 75.8% of our total sales in the first quarter of fiscal 2015, which was a 0.9% increase as a percentage of total sales, as compared to the first quarter of fiscal 2014. Within Consumables, strong sales of lower-margin products, such as food and tobacco, continued to pressure our profitability.

Comparable store sales for the first quarter of fiscal 2015 decreased 0.4%, as compared to the first quarter of fiscal 2014. The comparable store sales decrease was driven both by a decline in the number of customer transactions and average customer transaction values. Reflecting the decrease in comparable store sales, many expenses were deleveraged in the first quarter of fiscal 2015.

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

As a result of a decrease in comparable store sales, increased pressures on our merchandise margins, deleveraging of expenses, and professional fees incurred related to the pending merger with Dollar Tree and related shareholder litigation, our net income decreased to $41.4 million, and our diluted net income per common share decreased to $0.36. Excluding $8.9 million of merger related costs, as discussed below, our net income decreased to $50.2 million and our diluted net income per common share decreased to $0.44.

During the first quarter of fiscal 2015, we opened 59 stores and closed no stores. The Company also renovated, relocated, or expanded 178 stores during the first quarter of fiscal 2015.

Non-GAAP Measures

In our analysis of the results of operations, we utilized non-GAAP financial measures for operating profit, net income, and diluted net income per common share. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information relevant to events that impact the comparability of underlying business results from period to period. In the measures presented, we have excluded the merger related fees as presented in Note 2 to the Consolidated Condensed Financial Statements because the exclusion of such amounts facilitates the comparison of the Company's financial results to its historical operating results. However, these supplemental measures should be considered in addition to, and not as a substitute for or superior to, the related measures that are determined in accordance with GAAP.

The following table reconciles operating profit, net income, and diluted net income per common share (GAAP financial measures) for the periods presented to adjusted operating profit, adjusted net income, and adjusted diluted net income per common share (non-GAAP financial measures) for the periods presented.

	13 Weeks Ended	13 Weeks Ended
(in thousands, except per share amounts)	November 29, 2014	November 30, 2013
Operating profit	$70,659	$120,319
Merger fees	8,861	—
Adjusted operating profit	$79,520	$120,319

Net income	$41,377	$78,027
Merger fees	8,861	—
Adjusted net income	$50,238	$78,027

Diluted net income per common share	$0.36	$0.68
Per share impact of merger fees	0.08	—
Adjusted diluted net income per common share	$0.44	$0.68

Results of Operations

First Quarter Results

Our results of operations for the first quarter of fiscal 2015 and the first quarter of fiscal 2014 are highlighted in the table below and discussed in the following paragraphs:

	13 Weeks Ended		13 Weeks Ended
(in thousands)	November 29, 2014	% of Net Sales*	November 30, 2013	% of Net Sales*
Net sales	$2,556,422		$2,499,691
Costs and expenses:
Cost of sales	1,703,475	66.6%	1,642,850	65.7%
Selling, general and administrative	773,427	30.3%	736,522	29.5%
Merger fees	8,861	0.3%	—	—%
Cost of sales and operating expenses	2,485,763	97.2%	2,379,372	95.2%
Operating profit	70,659	2.8%	120,319	4.8%
Investment income	30	—%	58	—%
Interest expense	7,660	0.3%	6,923	0.3%
Other income	7,964	0.3%	7,406	0.3%
Income before income taxes	70,993	2.8%	120,860	4.8%
Income taxes	29,616	1.2%	42,833	1.7%
Net Income	$41,377	1.6%	$78,027	3.1%
*Percentages are rounded

Net Sales

Net sales increased 2.3% in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. The net sales increase in the first quarter of fiscal 2015 was due to sales from new stores opened, partially offset by a decrease in comparable store sales.

We had 8,101 stores in operation at the end of the first quarter of fiscal 2015, as compared to 8,041 stores in operation at the end of the first quarter of fiscal 2014. As of November 29, 2014, we had, in the aggregate, approximately 58.6 million square feet of selling space compared to 57.8 million square feet as of November 30, 2013, or a 1.4% increase.

Comparable store sales decreased 0.4% in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, as a result of both a decrease in customer transactions and a decrease in average customer transaction values in comparable stores. Sales during the first quarter of fiscal 2015, on a comparable store basis, were strongest in the Consumables category.

Cost of Sales

Cost of sales increased 3.7% in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. Cost of sales, as a percentage of net sales, was 66.6% in the first quarter of fiscal 2015 and 65.7% in the first quarter of fiscal 2014. Cost of sales, as a percentage of net sales, was negatively impacted by the following:

•	A decrease in markups on merchandise sales. We lowered prices on nearly 1,000 basic items during the third quarter of fiscal 2014, and continue to realize the impact of this price investment.

•
A continued shift in sales mix to lower-margin consumable merchandise. An increase in sales of lower-margin Consumables, including a mix shift within Consumables to lower-margin products, including tobacco and food, has continued to pressure cost of sales as a percentage of net sales.

These unfavorable items were partially offset by the following:

•	A decrease in markdowns. As a result of the price investment made during the third quarter of fiscal 2014, we continued to reduce the overall level of markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased 5.0% in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. SG&A expenses, as a percentage of net sales, were 30.3% in the first quarter of fiscal 2015, as compared to 29.5% in the first quarter of fiscal 2014. SG&A expenses, as a percentage of net sales, deleveraged primarily as a result of the decrease in comparable store sales, as compared to the first quarter of fiscal 2014. Negatively impacted categories, as a percentage of net sales, include:

•	Store occupancy costs (approximately 0.5% of net sales). The deleveraged fixed store occupancy costs include rent, depreciation, property taxes, and utilities.

•
Debit and credit card transaction fees (approximately 0.1% of net sales). In addition to the deleverage attributed to the decrease in comparable store sales, the Company paid higher fees related to debit and credit card transactions. The fees paid by the Company are determined on a per transaction basis and the number of credit and debit card transactions increased 8.1% in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014.

These unfavorable items were partially offset by the following:

•
Store support payroll expense (approximately 0.2% of net sales). During the third quarter of fiscal 2014, we optimized our workforce through a headcount reduction, which has resulted in lower payroll expense.

Merger Fees

On July 27, 2014, we entered into the Dollar Tree merger agreement, upon the terms and subject to the conditions of which a subsidiary of Dollar Tree will be merged with and into Family Dollar, with Family Dollar continuing as the surviving entity and a wholly-owned subsidiary of Dollar Tree. In executing the Dollar Tree merger agreement, the Company incurred $8.9 million of professional fees during the first quarter of fiscal 2015, consisting primarily of legal costs.

Investment Income, Interest Expense, and Other Income

The changes in investment income, interest expense and other income in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014 were not material.

Income Taxes

The effective tax rate was 41.7% for the first quarter of fiscal 2015, as compared to 35.4% for the first quarter of fiscal 2014. The effective tax rate was higher primarily due to non-deductible costs associated with the pending merger with Dollar Tree and lower federal job tax credits.

On December 19, 2014, "The Tax Increase Prevention Act of 2014," was enacted into law, which reinstated previously expired provisions, including the Work Opportunity Tax Credit ("WOTC") through December 31, 2014.  If this provision had been in effect during the first quarter of fiscal 2015, the effective tax rate would have decreased by approximately 190 basis points.

Liquidity and Capital Resources

General

During the first quarter of fiscal 2015, our cash and cash equivalents increased $69.2 million from the end of fiscal 2014, and our net cash used in operating activities was $93.1 million. We believe our sources of cash flows, including proceeds from sale-leaseback transactions and credit facilities, are sufficient to fund our regular operating needs, capital expenditures, and principal and interest payments. We have availability under our two credit facilities to borrow up to $900 million, less standby letters of credit needed for collateral for our insurance programs of $18.7 million as of November 29, 2014, to supplement operating cash flows. During the first quarter of fiscal 2015, to help supplement our operating cash flows and to support our growth initiatives, we had net borrowings of $270.0 million under our unsecured revolving credit facilities and had an average daily outstanding balance of $159.4 million. Working capital at the end of the first quarter of fiscal 2015 was $771.7 million, as compared to $695.8 million at the end of the first quarter of fiscal 2014. During the first quarter of fiscal 2015, our private placement notes were reclassified as short-term, which resulted in a $169 million decrease in working capital. We believe our sources of cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations.

Cash and Investments - Wholly-Owned Captive Insurance Subsidiary

We have restricted a portion of cash and investments to serve as collateral for certain of our insurance obligations held at our wholly-owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without the consent of the secured party. As of November 29, 2014, the Company held $34.0 million in this restricted account, of which $30.9 million was included in Restricted Cash and Investments and $3.1 million was included in Other Assets in the Consolidated Condensed Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

In addition to the Restricted Cash and Investments, our wholly-owned captive insurance subsidiary maintains unrestricted balances in cash and cash equivalents and investment securities used in connection with our retained workers' compensation, general liability, and automobile liability risks and are not designated for general corporate purposes. As of November 29, 2014, these unrestricted cash and cash equivalents and investment securities balances were $3.8 million and $4.0 million, respectively.

Build-to-Suit and Sale-Leaseback Transactions

The Company uses build-to-suit and sale-leaseback transactions to construct and lease new stores. In a build-to-suit transaction, an unrelated third-party funds store construction and owns the property throughout and upon completion of construction. In a sale-leaseback transaction, the Company provides funding for store construction and owns the property upon completion of construction. Upon completion of the stores' construction in build-to-suit transactions and concurrent with the sale of stores in sale-leaseback transactions, the Company enters into agreements to lease the properties over an initial term of 15 years, with four, 5-year fixed renewal options. The Company evaluates each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties, and considers the leases as normal sale-leasebacks.

During the first quarter of fiscal 2015, the Company completed 48 build-to-suit transactions to support new store growth. Additionally, the Company completed sale-leaseback transactions under which it sold 8 stores to unrelated third-parties for net proceeds of approximately $14.4 million. Upon closing of the transactions, the Company deferred a gain of approximately $0.5 million realized on the sale of the assets and will amortize the gain over the initial lease term.

During the first quarter of fiscal 2014, the Company completed 56 build-to-suit transactions and did not complete material sale-leaseback transactions.

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

The revolving credit facilities provide the Company the capacity to borrow up to $900 million, less standby letters of credit needed for collateral for its insurance program of $18.7 million as of November 29, 2014 and November 30, 2013.

As of November 29, 2014, the Company had $270.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities. During the first quarter of fiscal 2015, the Company had net borrowings of $270.0 million and an average daily outstanding balance of $159.4 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities. As of November 30, 2013, the Company had $242.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities. During the first quarter of fiscal 2014, the Company had net borrowings of $242.0 million and an average daily outstanding balance of $149.0 million at a weighted-average interest rate of 1.5% under its unsecured revolving credit facilities.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 29, 2014, the Company was in compliance with all such covenants.

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

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the "2015 Notes"), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company's other unsecured senior indebtedness. As of November 29, 2014, the 2015 Notes have been classified as short-term.

•
The first tranche has an aggregate principal amount of $169 million, is payable in a single installment on September 27, 2015, and bears interest at a rate of 5.41% per annum from the date of issuance.

•
The second tranche has an aggregate principal amount of $81 million, matures on September 27, 2015, with amortization that began on September 27, 2011, and bears interest at a rate of 5.24% per annum from the date of issuance. The second tranche had a required principal payment of $16.2 million on September 27, 2011, and on each September 27 thereafter to and including September 27, 2015. The Company has made all required principal payments from September 2011 through September 2014. The next and final principal payment of $16.2 million is due in September 2015.

Interest on the 2015 Notes is payable semiannually in arrears on March 27 and September 27 of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of November 29, 2014, the Company was in compliance with all such covenants.

Other Considerations

During the second half of fiscal 2014, we implemented strategic restructuring initiatives, which are expected to result in annualized operating profit benefit of $40 million to $45 million. We began to realize the operating profit benefit associated with these strategic initiatives during the first quarter of fiscal 2015, which consisted primarily of reduced labor expense related to the headcount reductions and operating profit benefits associated with the closed stores. We expect to continue to incur cash outlays associated with the lease obligations pursuant to the contractual obligations of the leases. The lease obligations for the stores closed as part of the restructuring initiatives are included in the aggregate minimum annual rental under operating leases in the Commitments and Contingencies note within the Consolidated Financial Statement and Footnotes included in the Company's Annual Report on Form 10-K for fiscal year 2014.

In the fourth quarter of fiscal 2014, we entered into the Dollar Tree merger agreement, under which Dollar Tree will acquire Family Dollar in a cash and stock transaction. In conjunction with the Dollar Tree merger agreement, we incurred $8.9 million of professional fees during the first quarter of fiscal 2015, consisting primarily of legal costs. For the remainder of fiscal 2015, the Company estimates it will incur between $45 million and $55 million of additional professional fees related to the pending Dollar Tree merger.

Total merchandise inventories at the end of the first quarter of fiscal 2015 increased 4.1%, as compared to the end of the first quarter of fiscal 2014, as a result of the expansion of key Consumable categories and the new stores opened during the first quarter of fiscal 2015. Inventory per store at the end of the first quarter of fiscal 2015 increased 3.3%, as compared to the end of the first quarter of fiscal 2014, driven primarily by the expansion of key Consumables categories, including food and tobacco.

Capital expenditures for first quarter of fiscal 2015 were $103.5 million, as compared to $112.5 million in the first quarter of fiscal 2014. The decrease in capital expenditures was primarily related to fewer new store openings and the completion of the Company's reimplementation of its Enterprise Resource Planning system in the third quarter of fiscal 2014. The decrease was partially offset by investments in existing stores, which included additional security equipment and fixtures for tobacco products and adult beverages. A summary of spending in the first quarter of fiscal 2015 and in the first quarter of fiscal 2014 is as follows:

	13 Weeks Ended	13 Weeks Ended
(in thousands)	November 29, 2014	November 30, 2013
New stores	$23,391	$42,844
Store renovations	31,595	30,721
Existing stores	33,622	14,288
Supply chain	3,940	4,463
Corporate and technology investments	10,922	20,151
Total capital expenditures	$103,470	$112,467

The total number of stores open increased 0.7%, and the average store count increased 1.1% in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. The average store count is calculated as rolling 13-month average using the ending store count per fiscal month. A summary of store information is as follows:

	13 Weeks Ended	13 Weeks Ended
	November 29, 2014	November 30, 2013
Store count - beginning of year	8,042	7,916
New stores	59	126
Closed stores	—	1
Store count - end of first quarter	8,101	8,041

Total relocated, expanded, and renovated stores	178	179
Total selling square feet (in thousands)	58,616	57,807
Average store count	8,066	7,978

During the first quarter of fiscal 2015, the Company did not repurchase any shares of its common stock under the January 17, 2013, share repurchase authorization approved by the Board of Directors. As of November 29, 2014, the Company had $245.8 million remaining under the current share repurchase authorization. Under the terms of the Dollar Tree merger agreement, the Company will not repurchase any shares of its common stock.

As of November 29, 2014, we had $80.6 million of cash and cash equivalents in our foreign entities. We are not dependent on dividends from our foreign entities to fund our domestic operations. Unremitted earnings from foreign entities, which are considered to be invested indefinitely, would become subject to U.S. income taxes if they were remitted as dividends or were lent to a domestic entity.

Cash Flows From Operating Activities

During the first quarter of fiscal 2015, we had net cash used in operating activities of $93.1 million, as compared to net cash provided by operating activities of $26.1 million in the first quarter of fiscal 2014. The change was due primarily to changes in merchandise inventories and accounts payable and accrued liabilities, all in the ordinary course of business.

Additionally, during the first quarter of fiscal 2015, we incurred a cash outlay of $7.0 million for lease obligations on stores closed during restructuring activities and our liability for fees related to the pending merger with Dollar Tree increased $6.0 million. Refer to Note 2 for additional information on these activities.

Cash Flows From Investing Activities

During the first quarter of fiscal 2015, we had net cash used in investing activities of $83.5 million, as compared to net cash used in investing activities of $87.8 million in the first quarter of fiscal 2014. The change was due primarily to an increase in net proceeds from sale-leaseback transactions and a decrease in capital expenditures, partially offset by a decrease in the net sales of unrestricted investment securities, which are included in the other considerations discussion above.

Cash Flows From Financing Activities

During the first quarter of fiscal 2015, we had net cash provided by financing activities of $245.8 million, as compared to net cash provided by financing activities of $91.1 million during the first quarter of fiscal 2014. The increase was due primarily to no cash repurchases of common stock and an increase in net short-term borrowings in the first quarter of fiscal 2015.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15 Presentation of Financial Statements - Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early adoption is permitted. The Company does not expect the ASU to have material impact on the Consolidated Condensed Financial Statements.

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The ASU is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company plans to adopt ASU 2014-09 during the first quarter of fiscal 2018. The Company is still assessing the impact of this ASU on the Consolidated Condensed Financial Statements.

In September 2013, the Internal Revenue Service issued updated tax regulations for the Deduction and Capitalization of Expenditures Related to Tangible Property. These regulations provide additional guidance related to the capitalization and expensing of fixed assets, repairs, and other expenditure types related to the updated tax regulations.  These regulations became effective for the Company in the first quarter of fiscal 2015 and the full impact of implementation will be assessed with the filing of the Company's federal income tax return, which has not yet occurred.

In July 2013, the FASB issued Accounting Standards Update 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU was effective for the Company beginning in the first quarter of fiscal 2015 and did not have a material impact on the Company's Consolidated Condensed Financial Statements.

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

There have been no material changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for fiscal 2014.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Report, or in other public filings, press releases, or other written or oral communications made by Family Dollar or our representatives, which are not historical facts, are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements address, among other things, our plans, activities or events which we expect will or may occur in the future and may include express or implied projections of revenue or expenditures; statements of plans and objectives for future operations, growth or initiatives; statements of future economic performance, including, but not limited to, the state of the economy, our capital investment and financing plans, net sales, comparable store sales, store openings and closings, cost of sales, selling, general and administrative expenses, gross margin, income tax rates, earnings per diluted share, dividends and share repurchases; or statements regarding the outcome or impact of pending or threatened litigation.

The forward-looking statements also include assumptions about the business combination transaction involving Dollar Tree and Family Dollar, the unsolicited tender offer and proposals from Dollar General and any other alternative business combination transactions, the financing of the proposed transactions, the benefits, results, effects, timing and certainty of the proposed transactions, future financial and operating results, expectations concerning the antitrust review process for the proposed transactions and the combined company's plans, objectives, expectations (financial or otherwise) and intentions.

Risks and uncertainties related to the proposed mergers include, among others: the risk that Family Dollar's stockholders do not approve either merger; the risk that the Dollar Tree merger agreement is terminated as a result of a competing proposal; the risk that regulatory approvals required for either merger are not obtained on the proposed terms and schedule or are obtained subject to conditions that are not anticipated; the risk that the other conditions to the closing of either merger are not satisfied; the risk that the financing required to fund either transaction is not obtained; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of either merger; uncertainties as to the timing of either merger; competitive responses to either proposed merger; response by activist stockholders to either merger; costs and difficulties related to the integration of Family Dollar's business and operations with Dollar Tree's or other potential business combination transaction counterparties' business and operations; the inability to obtain, or delays in obtaining, the cost savings and synergies contemplated by either merger; uncertainty of the expected financial performance of the combined company following completion of either proposed transaction; the calculations of, and factors that may impact the calculations of, the acquisition price in connection with either proposed transaction and the allocation of such acquisition price to the net assets acquired in accordance with applicable accounting rules and methodologies; unexpected costs, charges or expenses resulting from either merger; litigation relating to either merger; the outcome of pending or potential litigation or governmental investigations; the inability to retain key personnel; and any changes in general economic and/or industry specific conditions.

These forward-looking statements may be identified by the use of the words "believe," "plan," "estimate," "expect," "anticipate," "probably," "should," "project," "intend," "continue," and other similar terms and expressions. Various risks, uncertainties and other factors may cause our actual results to differ materially from those expressed or implied in any forward-looking statements. Factors, uncertainties and risks that may result in actual results differing from such forward-looking information include, but are not limited to, those listed in Part I - Item 1A of our Annual Report on Form 10-K for fiscal 2014, as well as other factors discussed throughout this Report, including, without limitation, the factors described under "Critical Accounting Policies" in Part I - Item 2 above, or in other filings or statements made by us. All of the forward-looking statements in this Report and other documents or statements are qualified by these and other factors, risks and uncertainties.

You should not place undue reliance on the forward-looking statements included in this Report. We assume no obligation to update any forward-looking statements, even if experience or future changes make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described in the Form S-4 filed by Dollar Tree, Inc., and other reports and documents filed by Family Dollar with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings under our credit facility. As of August 30, 2014, the analysis indicated such a movement would not have a material impact on our financial position, results of operations, or cash flows. During the first quarter of fiscal 2015 and the first quarter of fiscal 2014, we incurred an immaterial amount of interest expense related to our credit facilities. Refer to Note 4 to the Consolidated Condensed Financial Statements in this Report for more information on our credit facilities.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of November 29, 2014. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of November 29, 2014.

There have been no material changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

The information in Note 8 to the Consolidated Condensed Financial Statements contained in Part I, Item 1 of the Form 10-Q is incorporated herein by this reference.

Item 1A.    Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for fiscal 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended November 29, 2014, by us, on our behalf, or by any "affiliated purchaser" as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
September (8/31/2014 - 10/4/2014)	—	$—	—	3,142,157
October (10/5/2014 - 11/1/2014)	—	—	—	3,139,348
November (11/2/2014 - 11/29/2014)	—	—	—	3,109,165
Total	—	$—	—	3,109,165

(1)
On January 17, 2013, we announced the Board of Directors authorized the purchase of up to $300 million of the Company's outstanding common stock. As of November 29, 2014, the Company had $245.8 million remaining under the current share repurchase authorization.

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

10.1	Family Dollar Stores, Inc., 2006 Incentive Plan (filed as Appendix B to the Company's Definitive Proxy Statement filed with the SEC on December 7, 2010).

10.2	Family Dollar Stores, Inc. 2006 Incentive Plan Restricted Stock Unit Grant Program (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 16, 2014).

10.3
Family Dollar Stores, Inc. 2006 Incentive Plan Fiscal 2015 Non-Qualified Stock Option Grant Program and Non- Qualified Stock Option Award Certificate (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 16, 2014).

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended November 29, 2014, filed on January 8, 2015, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date:	January 8, 2015	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)