Form 10-Q
period 2015-02-28
FAMILY DOLLAR STORES INC
filed 2015-04-08
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding April 4, 2015
Common Stock, $0.10 par value	114,508,767 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.        Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	February 28, 2015	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$167,483	$139,840
Short-term investment securities	3,995	8,800
Restricted cash and investments (Note 5)	31,020	31,380
Merchandise inventories	1,718,807	1,609,932
Deferred income taxes	41,050	65,856
Income tax refund receivable	65,984	64,458
Prepayments and other current assets	216,174	181,780
Total current assets	2,244,513	2,102,046
Property and equipment, net	1,687,799	1,688,213
Other assets	72,681	67,036
Total assets	$4,004,993	$3,857,295

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings (Note 4)	$108,000	$—
Current portion of long-term debt (Note 4)	185,200	16,200
Accounts payable	752,122	773,021
Accrued liabilities	313,433	335,054
Income taxes	4,755	4,755
Total current liabilities	1,363,510	1,129,030
Long-term debt (Note 4)	299,101	484,226
Other liabilities	307,587	316,382
Deferred gain	218,410	227,080
Deferred income taxes	45,659	34,852
Commitments and contingencies (Note 9)
Shareholders' equity (Note 7):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $0.10 par; authorized 600,000,000 shares; issued 121,241,632 shares at February 28, 2015, and 120,749,980 shares at August 30, 2014, and outstanding 114,502,659 shares at February 28, 2015, and 113,986,257 shares at August 30, 2014	12,124	12,077
Capital in excess of par	354,163	333,579
Retained earnings	1,806,777	1,724,041
Accumulated other comprehensive loss	(320)	(489)
Common stock held in treasury, at cost (6,738,973 shares at February 28, 2015, and 6,763,723 shares at August 30, 2014)	(402,018)	(403,483)
Total shareholders' equity	1,770,726	1,665,725
Total liabilities and shareholders' equity	$4,004,993	$3,857,295

See Notes to the Consolidated Condensed Financial Statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(in thousands, except per share amounts)	February 28, 2015	March 1, 2014
Net sales	$2,798,268	$2,716,621
Costs and expenses:
Cost of sales	1,867,181	1,814,327
Selling, general and administrative	805,309	762,037
Merger fees	8,230	—
Cost of sales and operating expenses	2,680,720	2,576,364
Operating profit	117,548	140,257
Investment income	70	46
Interest expense	7,357	7,374
Other income	7,975	7,528
Income before income taxes	118,236	140,457
Income taxes	41,530	49,588
Net income	$76,706	$90,869
Net income per common share — basic	$0.67	$0.80
Weighted average shares — basic	114,468	113,788
Net income per common share — diluted	$0.67	$0.80
Weighted average shares — diluted	114,680	114,141
Dividends declared per common share	$—	$0.26
See Notes to the Consolidated Condensed Financial Statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	26 Weeks Ended	26 Weeks Ended
(in thousands, except per share amounts)	February 28, 2015	March 1, 2014
Net sales	$5,354,690	$5,216,312
Costs and expenses:
Cost of sales	3,570,656	3,457,177
Selling, general and administrative	1,578,736	1,498,559
Merger fees	17,091	—
Cost of sales and operating expenses	5,166,483	4,955,736
Operating profit	188,207	260,576
Investment income	100	104
Interest expense	15,017	14,297
Other income	15,939	14,934
Income before income taxes	189,229	261,317
Income taxes	71,146	92,421
Net income	$118,083	$168,896
Net income per common share — basic	$1.03	$1.48
Weighted average shares — basic	114,312	114,186
Net income per common share — diluted	$1.03	$1.47
Weighted average shares — diluted	114,577	114,613
Dividends declared per common share	$0.31	$0.52
See Notes to the Consolidated Condensed Financial Statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(in thousands)	February 28, 2015	March 1, 2014
Net income	$76,706	$90,869
Other comprehensive income:
Unrealized net gains/(losses) on investment securities (net of taxes)	(11)	320
Other	22	(9)
Other comprehensive income	11	311
Comprehensive income	$76,717	$91,180

	26 Weeks Ended	26 Weeks Ended
(in thousands)	February 28, 2015	March 1, 2014
Net income	$118,083	$168,896
Other comprehensive income:
Unrealized net gains on investment securities (net of taxes)	101	575
Other	68	9
Other comprehensive income	169	584
Comprehensive income	$118,252	$169,480

There were no material reclassifications from Accumulated other comprehensive loss into Net income.

See Notes to the Consolidated Condensed Financial Statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended	26 Weeks Ended
(in thousands)	February 28, 2015	March 1, 2014
Cash flows from operating activities:
Net income	$118,083	$168,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,416	126,835
Amortization of deferred gain	(9,544)	(8,422)
Lease obligations on closed stores due to restructuring initiatives	(11,780)	—
Merger fees	(10,306)	—
Deferred income taxes	39,417	12,219
Excess tax benefits from stock-based compensation	(3,691)	(5,434)
Stock-based compensation	5,380	10,151
Loss on disposition of property and equipment	3,771	7,015
Changes in operating assets and liabilities:
Merchandise inventories	(108,875)	(193,782)
Prepayments and other current assets	(34,351)	(35,679)
Other assets	(4,084)	1,644
Accounts payable and accrued liabilities	(23,794)	48,706
Income taxes	(1,526)	(21,310)
Other liabilities	1,685	1,085
Net cash provided by operating activities	102,801	111,924

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(11,997)	(45,490)
Sales of restricted and unrestricted investment securities	15,901	62,238
Net change in restricted cash	(344)	139
Capital expenditures	(176,515)	(219,691)
Net proceeds from sale-leaseback	25,335	19,222
Proceeds from dispositions of property and equipment	970	344
Net cash used in investing activities	(146,650)	(183,238)

Cash flows from financing activities:
Short-term borrowings	979,000	1,318,000
Repayment of short-term borrowings	(871,000)	(1,022,000)
Repayment of long-term debt	(16,200)	(16,200)
Repurchases of common stock	—	(125,038)
Change in cash overdrafts	(7,184)	(26,328)
Proceeds from exercise of employee stock options	18,521	13,157
Excess tax benefits from stock-based compensation	3,691	5,434
Payment of dividends	(35,336)	(59,511)
Net cash provided by financing activities	71,492	87,514

Net change in cash and cash equivalents	27,643	16,200
Cash and cash equivalents at beginning of period	139,840	140,999
Cash and cash equivalents at end of period	$167,483	$157,199
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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    General Information

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals, except as indicated in the Footnotes of this Report) necessary to present fairly the following:

•	The financial position as of February 28, 2015.

•
The results of operations for the 13 and 26 weeks ended February 28, 2015 ("second quarter" and "first half" of fiscal 2015, respectively), and the 13 and 26 weeks ended March 1, 2014 ("second quarter" and "first half" of fiscal 2014, respectively).

•	Comprehensive income for the second quarter and first half of fiscal 2015 and the second quarter and first half of fiscal 2014.

•	The cash flows for the first half of fiscal 2015 and the first half of fiscal 2014.

The unaudited Consolidated Condensed Financial Statements have been prepared for Family Dollar Stores, Inc., and its subsidiaries ("Family Dollar") as a standalone company and should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2014 ("fiscal 2014").

The results of operations for the second quarter and first half of fiscal 2015 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15 Presentation of Financial Statements - Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early adoption is permitted. The Company does not expect the ASU to have a material impact on the Consolidated Condensed Financial Statements.

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

2.    Restructuring and Related Activities

Dollar Tree Merger

On January 22, 2015, at the special meeting of the Company's stockholders, the Company's stockholders adopted the Agreement and Plan of Merger, dated as of July 27, 2014, as amended by Amendment No. 1 on September 4, 2014, and as it may be further amended from time to time, by and among the Company, Dollar Tree, Inc. ("Dollar Tree"), and Dime Merger Sub, Inc., a wholly-owned subsidiary of Dollar Tree ("merger agreement"). Upon the terms and subject to the conditions of the merger agreement, a subsidiary of Dollar Tree will be merged with and into Family Dollar, with Family Dollar continuing as the surviving entity and a wholly-owned subsidiary of Dollar Tree after consummation of the merger.

The completion of the merger remains subject to Federal Trade Commission ("FTC") clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and other customary closing conditions. Dollar Tree, with support from Family Dollar, is continuing to work with the Federal Trade Commission on obtaining FTC clearance under the HSR Act, including in connection with arranging for divestitures. Dollar Tree has informed Family Dollar that Dollar Tree intends to close the merger by the end of May 2015.

In conjunction with the pending merger, the Company incurred expenses of $8.2 million in the second quarter of fiscal 2015 and $17.1 million in the first half of fiscal 2015, consisting primarily of legal fees. The Company did not consider these expenses deductible for income taxes.

As of February 28, 2015, the Company's accrual for fees associated with the pending merger was $6.8 million, included within Accrued liabilities on the Consolidated Condensed Balance Sheets.

Fiscal 2014 Strategic Initiatives

During the second half of fiscal 2014, the Company completed a series of restructuring initiatives which included closing 377 underperforming stores and reducing expenses through workforce optimization. As a result of these initiatives, the Company's restructuring accrual as of August 30, 2014, was $48.7 million, consisting of lease obligations, termination benefits, and other charges related to the store closures. As of February 28, 2015, the Company has paid substantially all the termination benefits and other charges associated with these restructuring initiatives.

The Company will continue to incur payments for lease obligations on each closed store until either the lease term ends or a termination agreement is reached with the landlord. The Company's lease obligations on closed stores due to restructuring decreased $11.8 million during the first half of fiscal 2015, which resulted in a remaining accrual of $31.9 million as of February 28, 2015. The decrease was primarily due to cash paid for recurring lease obligations and negotiated lease termination agreements. The balance due in the next 12 months was included in Accrued liabilities, and the remaining balance was included in Other liabilities in the Consolidated Condensed Balance Sheet.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company's fair value hierarchy as of February 28, 2015, and August 30, 2014, for items required to be measured at fair value on a recurring basis:

	February 28, 2015
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,226	$10,226	$—	$—
Investment securities:
Short-term bond mutual fund	3,995	3,995	—	—
Restricted cash and investments: (1)
Money market funds	390	390	—	—
Municipal debt securities	34,659	—	34,659	—
Other assets:
Mutual funds (2)	18,169	18,169	—	—

	August 30, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,502	$2,502	$—	$—
Investment securities:
Auction rate securities	4,800	—	—	4,800
Short-term bond mutual fund	4,000	4,000	—	—
Restricted cash and investments: (1)
Money market funds	46	46	—	—
Municipal debt securities	34,398	—	34,398	—
Other assets:
Mutual funds (2)	19,689	19,689	—	—

(1)
As of February 28, 2015, restricted cash and investments of $31.0 million and $4.0 million were included in Restricted cash and investments and Other assets, respectively, in the Consolidated Condensed Balance Sheet. As of August 30, 2014, restricted cash and investments of $31.4 million and $3.0 million were included in Restricted cash and investments and Other assets, respectively, in the Consolidated Balance Sheet.

(2)
Represents assets held pursuant to a deferred compensation plan for certain key management employees. The Company recorded a corresponding liability related to the deferred compensation plan in an amount equivalent to the assets above. The liability for the deferred compensation plan was recorded in Other liabilities on the Consolidated Balance Sheets.

On a non-recurring basis, the Company adjusts certain Property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the first half of fiscal 2015 or during the first half of fiscal 2014.

Level 2 Inputs

All assets classified as Level 2 are valued using matrix pricing. The Company believes that while the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.

Auction Rate Securities

During the first quarter of fiscal 2015, the Company settled its remaining $4.8 million auction rate securities ("ARS") portfolio, which included tax-exempt bonds collateralized by federally guaranteed student loans, at par. There was no further ARS activity, including impairment or unrealized loss, during the second quarter of fiscal 2015.

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

The following tables summarize the change in the fair value of the Company's ARS portfolio measured using Level 3 inputs during the second quarter and first half of fiscal 2015 and the second quarter and first half of fiscal 2014:

	13 Weeks Ended
(in thousands)	February 28, 2015	March 1, 2014
Beginning Balance - Level 3 inputs	$—	$20,565
Sales	—	(4,367)
Realized loss on sale of investments	—	(133)
Net unrealized gain included in other comprehensive income	—	492
Ending Balance - Level 3 inputs	$—	$16,557

	26 Weeks Ended
(in thousands)	February 28, 2015	March 1, 2014
Beginning Balance - Level 3 inputs	$4,800	$22,977
Sales	(4,800)	(6,946)
Realized loss on sale of investments	—	(254)
Net unrealized gain included in other comprehensive income	—	780
Ending Balance - Level 3 inputs	$—	$16,557

Additional Fair Value Disclosures

The Company has both public notes and private placement notes. The fair value for the public notes is determined using Level 1 inputs as quoted prices in active markets for identical assets or liabilities are available. The fair value for the private placement notes is determined through the use of a discounted cash flow analysis using Level 3 inputs as there are no quoted prices in active markets for these notes. The discount rate used in the analysis was based on borrowing rates available to the Company for debt of the same remaining maturities, issued in the same private placement debt market. A summary of the estimated fair value of the Company's current and long-term debt, including the excess fair value over carrying value is as follows:

(in thousands)	February 28, 2015	August 30, 2014
Carrying value of current and long-term debt	$484,301	$500,426
Excess fair value over carrying value	28,405	30,019
Estimated fair value of current and long-term debt	$512,706	$530,445

4.    Current and Long-Term Debt

Short-term Borrowings

On November 13, 2013, the Company entered into two new unsecured revolving credit facilities to replace its prior two unsecured revolving credit facilities. The unsecured revolving credit facilities provide the Company the capacity to borrow up to $900 million, less standby letters of credit needed for collateral for its insurance program of $18.7 million as of February 28, 2015.

As of February 28, 2015, the Company had $108.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities. During the first half of fiscal 2015, the Company had net borrowings of $108.0 million and an average daily outstanding balance of $126.1 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities. As of August 30, 2014, the Company had no short-term borrowings outstanding under its unsecured revolving credit facilities.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 28, 2015, the Company was in compliance with all such covenants.

Current Portion of Long-term Debt

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015. The first tranche has an aggregate principal amount of $169 million payable in a single installment on September 27, 2015.

The second tranche has an aggregate principal balance of $81 million, with a required annual principal payment of $16.2 million each September 27 from September 27, 2011 through September 27, 2015. During the first quarter of fiscal 2015, the Company made its scheduled principal payment in the amount of $16.2 million. The next and final principal payment of $16.2 million is due on September 27, 2015.

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

5.     Restricted Cash and Investments

The Company has restricted a portion of cash and investments to serve as collateral for certain of the Company's insurance obligations held at its wholly-owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without secured third-party consent. As of February 28, 2015, the Company held $35.0 million in this restricted account, of which $31.0 million was included in Restricted cash and investments and $4.0 million was included in Other assets in the Consolidated Condensed Balance Sheet. As of August 30, 2014, the Company held $34.4 million in this restricted account, of which $31.4 million was included in Restricted cash and investments and $3.0 million was included in Other assets in the Consolidated Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

6.    Build-to-Suit and Sale-Leaseback Transactions

The Company uses build-to-suit and sale-leaseback transactions to construct and lease new stores. In a build-to-suit transaction, an unrelated third-party funds store construction and owns the property throughout and upon completion of construction. In a sale-leaseback transaction, the Company provides funding for store construction and owns the property upon completion of construction. Upon completion of the stores' construction in build-to-suit transactions and concurrent with the sale of stores in sale-leaseback transactions, the Company enters into agreements to lease the properties over an initial term of 15 years, with four, 5-year fixed renewal options. The Company evaluates each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties, and considers the leases normal leasebacks.

During the first half of fiscal 2015, the Company completed 136 build-to-suit transactions to support new store growth. Additionally, the Company completed sale-leaseback transactions under which it sold 14 stores to unrelated third-parties for net proceeds of approximately $25.3 million. Upon closing of the transactions, the Company deferred a gain of approximately $0.9 million realized on the sale of the assets and will amortize the gain over the initial lease term.

During the first half of fiscal 2014, the Company completed 139 build-to-suit transactions to support new store growth. Additionally, the Company completed sale-leaseback transactions under which it sold 13 stores to unrelated third-parties for net proceeds of approximately $19.2 million. Upon closing of the transactions, the Company deferred a gain of approximately $0.6 million realized on the sale of the assets and continues to amortize the gain over the initial lease term.

7.     Shareholders' Equity

Stock Repurchases

During the first half of fiscal 2015, the Company did not repurchase shares of its common stock, and under the terms of the Dollar Tree merger agreement, the Company will not repurchase any shares of its common stock. During the first half of fiscal 2014, the Company purchased a total of 1.8 million shares of its common stock at a cost of $125.0 million. All shares were purchased pursuant to share repurchase authorizations approved by the Board of Directors of the Company. Shares purchased under the share repurchase authorizations are generally held in treasury or are canceled and returned to the status of authorized but unissued shares.

As of February 28, 2015, the Company had $245.8 million remaining under the January 17, 2013, share repurchase authorization. The authorization does not have an expiration date, however is subject to the terms of the Dollar Tree merger agreement.

Option Exercises

During the first half of fiscal 2015, a total of 0.4 million stock options with a weighted average exercise price of $51.17 were exercised. The total intrinsic value of the options exercised during the period was $9.6 million. During the first half of fiscal 2014, a total of 0.4 million stock options with a weighted average exercise price of $34.93 were exercised. The total intrinsic value of the options exercised during the period was $12.9 million.

Dividends

The Company paid no cash dividends during the second quarter of fiscal 2015, and under the terms of the Dollar Tree merger agreement, the Company will not pay any further dividends. The Company paid cash dividends of $0.31 per share for a total of $35.3 million during the first quarter of fiscal 2015. During the first half of fiscal 2014, the Company paid cash dividends of $0.52 per share for a total of $59.5 million.

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

Stock-Based Compensation

The Company's practice is to make a single annual grant to all key employees participating in stock-based compensation programs and to generally make other grants only in connection with employment or promotions. Following is a summary of the Company's stock-based compensation programs.

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

Employee Stock Purchase Program ("ESPP")

During fiscal 2014, the Company instituted an ESPP which allows employees to purchase Company shares at a discount. Shares were purchased on a semi-annual basis with the Company's expense equal to 15% of the closing price on the date of purchase. The stock-based payment expense was recognized on a straight-line basis over the six-month offering period. The final share purchase under the ESPP was executed during the second quarter of fiscal 2015, and the program has been discontinued.

8.    Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Shares purchased through the ESPP are included in basic net income per common share.

Diluted net income per common share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period. In the calculation of diluted net income per common share, the denominator includes the number of additional common shares that would have been outstanding if the Company's outstanding dilutive stock options, PSRs, and RSUs had been exercised, as determined by the treasury stock method. Additionally, the incremental potential shares that would have been issuable through the ESPP at each reporting date were included in diluted net income per common share.

Certain stock options, PSRs, and RSUs, which have been summarized in the table below, were excluded from the calculation of diluted net income per common share because their effects were antidilutive.

	13 Weeks Ended		26 Weeks Ended
(in thousands)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Antidilutive shares	399	1,066	315	929

The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Basic Net Income Per Common Share:
Net income	$76,706	$90,869	$118,083	$168,896
Weighted average number of shares outstanding	114,468	113,788	114,312	114,186
Net income per common share — basic	$0.67	$0.80	$1.03	$1.48

Diluted Net Income Per Common Share:
Net income	$76,706	$90,869	$118,083	$168,896
Weighted average number of shares outstanding	114,468	113,788	114,312	114,186
Effect of dilutive securities	212	353	265	427
Weighted average shares — diluted	114,680	114,141	114,577	114,613
Net income per common share — diluted	$0.67	$0.80	$1.03	$1.47

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

Wage and Hour Class Action Litigation

The Company is currently a defendant in three additional class action lawsuits in three states alleging Store Managers should be classified as non-exempt employees under various state laws. The plaintiffs in these cases seek recovery of overtime pay, liquidated damages, attorneys' fees, and court costs.

•
Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011. The plaintiff is seeking unpaid overtime for himself and allegedly similarly situated current and former Store Managers under New Jersey law. The matter was administratively dismissed without prejudice. At the time of dismissal, no class had been certified. On January 14, 2014, the parties preliminarily agreed to resolve the litigation on a claims-made basis. On June 6, 2014, the parties filed a Joint Motion for Preliminary Approval of the settlement with the Court. The Court preliminarily approved the settlement on October 3, 2014. The Court granted final approval of the settlement on March 9, 2015, for an amount not material to the Consolidated Condensed Financial Statements.

•
Itterly v. Family Dollar Stores of Pennsylvania, Inc., which was formerly pending in the NC Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. The plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania Store Managers whom the plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. In August 2013, the Company filed summary judgment requesting the Court rule that Itterly was properly classified as exempt from overtime. The District Court granted the Company's motion on January 30, 2014, and the case is now dismissed. On February 1, 2014, the plaintiffs filed a Notice of Appeal with the Third Circuit Court of Appeals. Appellate briefing has been concluded. The Third Circuit had preliminarily scheduled oral argument on the appeal for January 22, 2015. Subsequently, the Third Circuit canceled the oral argument, indicating it would decide the appeal based on the pleadings. The Company awaits the decision by the Third Circuit.

•
Premo v. Family Dollar Stores of Massachusetts, Inc., was filed in Worcester County Superior Court in the State of Massachusetts for alleged violations of the Massachusetts overtime law on April 26, 2013. The plaintiffs are seeking unpaid overtime for a class of current and former Massachusetts Store Managers whom plaintiffs claim are not properly classified as exempt from overtime under Massachusetts law. The Company removed the case to federal district court in Massachusetts on May 28, 2013. The plaintiffs challenged the removal to federal court. On March 28, 2014, the court remanded the claim back to state court. On April 7, 2014, the Company filed an interlocutory petition for appellate relief from the remand decision to the United States Court of Appeals for the First Circuit. In the interim, the Company filed its answer to the lawsuit on May 13, 2014. The Company currently awaits the Court's ruling on its motion.

Considering, among other factors, the Company has obtained multiple decisions ruling its Store Managers are properly classified as exempt from overtime, the Company cannot reasonably estimate the possible loss or range of loss that may result from the Itterly and Premo cases.

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

Each of the three actions has been brought on behalf of a putative class of Family Dollar's stockholders, and each alleges, generally, that the members of the Family Dollar Board of Directors breached their fiduciary duties in connection with the pending Dollar Tree merger by, among other things, carrying out a process that the plaintiffs allege did not ensure adequate and fair consideration to Family Dollar's stockholders. The plaintiffs further allege that Family Dollar and Dollar Tree aided and abetted the individual defendants' breaches of their fiduciary duties. The plaintiffs seek equitable relief to enjoin consummation of the merger, rescission of the merger and/or rescissory damages, and attorneys' fees and costs.

On August 28, 2014, the plaintiffs in the consolidated action filed motions for expedited proceedings and for a preliminary injunction enjoining the merger. On September 3, 2014, the plaintiffs in the consolidated action filed a motion for a temporary restraining order to require Family Dollar to terminate its rights agreement and to direct the Family Dollar Board of Directors to deem the terms of Dollar General's proposal sufficient to warrant entering into negotiations with Dollar General under the terms of the Dollar Tree merger agreement. At a hearing on September 10, 2014, the Delaware Court of Chancery concluded the temporary restraining order application did not merit scheduling a hearing to consider such relief, and declined to do so. A hearing on the plaintiffs' motion for a preliminary injunction was held on December 5, 2014, and on December 19, 2014, the Delaware Court of Chancery denied, in its entirety, the plaintiffs' motion for preliminary injunctive relief. On December 24, 2014, the plaintiffs filed an application in the Delaware Court of Chancery to certify an appeal from the denial of preliminary injunctive relief to the Delaware Supreme Court, which application the Delaware Court of Chancery denied on January 2, 2015. The Company believes these lawsuits are without merit and intends to vigorously defend the claims in these actions. Due to the preliminary status, the Company cannot reasonably estimate the possible loss or range of loss that may result from these lawsuits.

Other Litigation

Winn-Dixie Stores, Inc., et al. v. Family Dollar Stores of Florida, Inc.

On March 5, 2014, the Company was served with a lawsuit entitled Winn-Dixie Stores, Inc., et al. v. Family Dollar Stores of Florida, Inc., in the Circuit Court for the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida (the "Circuit Court"). In this lawsuit, Winn-Dixie Stores, Inc. ("Winn-Dixie") alleges that 57 Family Dollar stores are currently, or have previously been, co-located in a shopping center with a Winn-Dixie store and are violating, or have violated, certain restrictive covenants Winn-Dixie contends are binding on the occupants of the shopping centers. Winn-Dixie seeks damages and injunctive relief limiting the sale of food and other items sold in the Company's stores at issue in the lawsuit.

This case follows similar actions brought by Winn-Dixie against Dollar General Corporation, Dollar Tree, Inc., and Big Lots, Inc. The case against the Company is in the discovery stage of litigation and the Company continues to evaluate Winn-Dixie's claims. The Company previously filed and prevailed on a Motion to Dismiss Winn-Dixie's Amended Complaint. Thereafter, Winn-Dixie filed a Second Amended Complaint. Winn-Dixie has also filed a Motion for Temporary Injunction seeking to limit the Company's sale of food and other items in the stores at issue pending final outcome of the suit. The Circuit Court has not set a hearing date for the Motion for Temporary Injunction.

This case has been assigned a trial date of January 4, 2016. Due to the preliminary status of the case, the Company cannot reasonably estimate the possible loss or range of loss that may result from this case.

Reginald Moore, et al. v. Family Dollar Stores, Inc.

On August 13, 2014, the Company was served with a putative class action petition entitled Reginald Moore, et al. v. Family Dollar Stores, Inc., in the Circuit Court of the City of St. Louis, Missouri. Mr. Moore contends that he, and others similarly situated, received Short Message Service ("SMS") text message advertisements from the Company, without providing express written consent in violation of the Telephone Consumer Protection Act ("TCPA"). Mr. Moore has requested the court enter an order certifying the action as a class action, and appointing him as representative of the class. Mr. Moore further seeks judgment in favor of himself, and the proposed class, for all damages available under the TCPA, including statutory damages of $500 -$1,500 per willful violation.

The Case has been removed from the Circuit Court of the City of St. Louis, Missouri, to the United States District Court for the Eastern District of Missouri, Eastern Division. The Company moved to bifurcate discovery, thus limiting initial discovery to the individual named plaintiff, Reginald Moore. After a hearing on the issue, the judge ruled in favor of the Company and issued an order limiting initial discovery to Mr. Moore's individual TCPA claim. The parties are moving forward with initial discovery related to Mr. Moore's TCPA claim only.

The case against the Company is in the discovery stage of litigation and the Company is working to evaluate the allegations contained in the class action petition. Due to the preliminary status, the Company cannot reasonably estimate the possible loss or range of loss that may result from this case.

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

	13 Weeks Ended		26 Weeks Ended
(in thousands)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Classes of similar products:
Consumables	$2,022,157	$1,932,446	$3,959,909	$3,805,542
Home Products	274,293	281,779	503,263	522,275
Apparel and Accessories	180,052	183,608	349,829	355,132
Seasonal and Electronics	321,766	318,788	541,689	533,363
Net sales	$2,798,268	$2,716,621	$5,354,690	$5,216,312

The following table describes the Company's product categories in more detail:

Consumables	Batteries
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
Seasonal goods
Stationery and school supplies
Toys

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the 13-week periods ended February 28, 2015, and March 1, 2014 ("second quarter of fiscal 2015" and "second quarter of fiscal 2014," respectively), and the 26-week periods ended February 28, 2015, and March 1, 2014 ("first half of fiscal 2015" and "first half of fiscal 2014," respectively).

This discussion should be read in conjunction with, and is qualified by, the financial statements included in this Report, the financial statements for the fiscal year ended August 30, 2014 ("fiscal 2014"), and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Annual Report on Form 10-K for fiscal 2014. This discussion should also be read in conjunction with the "Cautionary Statement Regarding Forward-Looking Statements" and the "Risk Factors" set forth following this MD&A, and the "Risk Factors" set forth in Part I—Item 1A of our Annual Report on Form 10-K for fiscal 2014.

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

On January 22, 2015, at the special meeting of the Company's stockholders, the Company's stockholders adopted the Agreement and Plan of Merger, dated as of July 27, 2014, as amended by Amendment No. 1 on September 4, 2014, and as it may be further amended from time to time, by and among the Company, Dollar Tree, Inc. ("Dollar Tree"), and Dime Merger Sub, Inc., a wholly-owned subsidiary of Dollar Tree ("merger agreement"). Upon the terms and subject to the conditions of the merger agreement, a subsidiary of Dollar Tree will be merged with and into Family Dollar, with Family Dollar continuing as the surviving entity and a wholly-owned subsidiary of Dollar Tree after consummation of the merger.

The completion of the merger remains subject to Federal Trade Commission ("FTC") clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and other customary closing conditions. Dollar Tree, with support from Family Dollar, is continuing to work with the Federal Trade Commission on obtaining FTC clearance under the HSR Act, including in connection with arranging for divestitures. Dollar Tree has informed Family Dollar that Dollar Tree intends to close the merger by the end of May 2015.

In the second quarter of fiscal 2015, our industry remained highly competitive on the basis of store locations, convenience, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. In addition, we believe our customers continued to face increased financial pressures and continued to focus their spending on necessities.

During the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, our net sales increased 3.0% to $2.80 billion. During the first half of fiscal 2015, as compared to the first half of fiscal 2014, our net sales increased 2.7% to $5.35 billion.

Consumables comprised 72.3% of our total sales in the second quarter of fiscal 2015, as compared to 71.1% of total sales in the second quarter of fiscal 2014. Within Consumables, increased sales of lower-margin products, such as tobacco and food, continued to pressure our profitability.

Comparable store sales for the second quarter and first half of fiscal 2015 increased 0.5% and 0.1%, respectively, as compared to the first quarter and first half of fiscal 2014, respectively. The comparable store sales increase was driven by an increase in the number of customer transactions, partially offset by a decrease in average customer transaction values. Reflecting the modest increase in comparable store sales, many expenses deleveraged in the second quarter and the first half of fiscal 2015.

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

As a result of modest comparable store sales growth, continued pressures on our merchandise margins, deleveraging of expenses, and professional fees incurred related to the pending merger with Dollar Tree and related shareholder litigation, our net income decreased to $76.7 million from $90.9 million, and our diluted net income per common share decreased to $0.67 from $0.80, in the second quarter of fiscal 2015, as compared to the second quarter of fical 2014. Excluding $8.2 million of merger-related costs, as discussed below, our net income decreased to $84.9 million and our diluted net income per common share decreased to $0.74.

In the first half of fiscal 2015, our net income decreased to $118.1 million from $168.9 million, and our diluted net income per common share decreased to $1.03 from $1.47, as compared to the first half of fiscal 2014. Excluding $17.1 million of merger-related costs, as discussed below, our net income decreased to $135.2 million and our diluted net income per common share decreased to $1.18.

During the first half of fiscal 2015, we opened 161 stores and closed 19 stores, for a net increase of 142 stores. The Company also renovated, relocated, or expanded 291 stores during the first half of fiscal 2015. This compares to a net increase of 222 stores and 319 renovated, relocated, or expanded stores during the first half of fiscal 2014.

Non-GAAP Measures

In our analysis of the results of operations, we utilized non-GAAP financial measures for operating profit, net income, and diluted net income per common share. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information relevant to events that impact the comparability of underlying business results from period to period. In the measures presented, we have excluded the merger-related fees as presented in Note 2 to the Consolidated Condensed Financial Statements because the exclusion of such amounts facilitates the comparison of the Company's financial results to its historical operating results. However, these supplemental measures should be considered in addition to, and not as a substitute for or superior to, the related measures determined in accordance with GAAP.

The following table reconciles operating profit, net income, and diluted net income per common share (GAAP financial measures) for the periods presented to adjusted operating profit, adjusted net income, and adjusted diluted net income per common share (non-GAAP financial measures) for the periods presented.

	13 Weeks Ended		26 Weeks Ended
(in thousands, except per share amounts)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Operating profit	$117,548	$140,257	$188,207	$260,576
Merger fees	8,230	—	17,091	—
Adjusted operating profit	$125,778	$140,257	$205,298	$260,576

Net income	$76,706	$90,869	$118,083	$168,896
Merger fees	8,230	—	17,091	—
Adjusted net income	$84,936	$90,869	$135,174	$168,896

Diluted net income per common share	$0.67	$0.80	$1.03	$1.47
Per share impact of merger fees	0.07	—	0.15	—
Adjusted diluted net income per common share	$0.74	$0.80	$1.18	$1.47

Results of Operations

Second Quarter Results

Our results of operations for the second quarter of fiscal 2015 and the second quarter of fiscal 2014 are highlighted in the table below and discussed in the following paragraphs:

	13 Weeks Ended		13 Weeks Ended
(in thousands)	February 28, 2015	% of Net Sales*	March 1, 2014	% of Net Sales*
Net sales	$2,798,268		$2,716,621
Costs and expenses:
Cost of sales	1,867,181	66.7%	1,814,327	66.8%
Selling, general and administrative	805,309	28.8%	762,037	28.1%
Merger fees	8,230	0.3%	—	—%
Cost of sales and operating expenses	2,680,720	95.8%	2,576,364	94.8%
Operating profit	117,548	4.2%	140,257	5.2%
Investment income	70	—%	46	—%
Interest expense	7,357	0.3%	7,374	0.3%
Other income	7,975	0.3%	7,528	0.3%
Income before income taxes	118,236	4.2%	140,457	5.2%
Income taxes	41,530	1.5%	49,588	1.8%
Net income	$76,706	2.7%	$90,869	3.3%
*Percentages are rounded

Net Sales

Net sales increased 3.0% in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014. The net sales increase in the second quarter of fiscal 2015 was primarily due to sales from new stores opened and an increase in comparable store sales.

We had 8,184 stores in operation at the end of the second quarter of fiscal 2015, as compared to 8,138 stores in operation at the end of the second quarter of fiscal 2014. As of February 28, 2015, we had, in the aggregate, approximately 59.2 million square feet of selling space compared to 58.5 million square feet as of March 1, 2014, or a 1.2% increase.

Comparable store sales increased 0.5% in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014, as a result of an increase in customer transactions, partially offset by a decrease in average customer transaction values in comparable stores. Sales during the second quarter of fiscal 2015, on a comparable store basis, were strongest in the Consumables category.

Cost of Sales

Cost of sales increased 2.9% in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014. Cost of sales, as a percentage of net sales, was 66.7% in the second quarter of fiscal 2015 and 66.8% in the second quarter of fiscal 2014.  The improvement in Cost of sales, as a percentage of net sales, was driven primarily by the following:

•
A decrease in markdowns. As a result of the price investment made during the third quarter of fiscal 2014, we continued to reduce the overall level of markdowns. Additionally, as a result of better holiday execution, we had fewer seasonal markdowns, as compared to the second quarter of fiscal 2014.

This favorable item was partially offset by the following:

•
A continued shift in sales mix to lower-margin consumable merchandise. An increase in sales of lower-margin Consumables, including a mix shift within Consumables to lower-margin products, including tobacco and food, has continued to pressure cost of sales as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased 5.7% in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014. SG&A expenses, as a percentage of net sales, were 28.8% in the second quarter of fiscal 2015, as compared to 28.1% in the second quarter of fiscal 2014. SG&A expenses, as a percentage of net sales, deleveraged primarily as a result of a modest increase in comparable store sales, as compared to the second quarter of fiscal 2014. Negatively impacted categories, as a percentage of net sales, include:

•	Store occupancy costs (approximately 0.6% of net sales). The deleveraged fixed store occupancy costs include rent, property taxes, and depreciation.

•	Store payroll costs (approximately 0.2% of net sales).

•
Insurance expense (approximately 0.1% of net sales). We experienced positive trends in the overall costs of our workers' compensation and general liability programs in the second quarter of fiscal 2015. However, the rate of improvement was lower as compared to the second quarter of fiscal 2014, resulting in increased insurance expense, as a percentage of net sales.

These unfavorable items were partially offset by the following:

•
Store support payroll expense (approximately 0.3% of net sales). Elevated turnover at the Store Support Center, as well as continued impact from the headcount reduction during the third quarter of fiscal 2014, has resulted in lower payroll expense.

Merger Fees

On July 27, 2014, we entered into the Dollar Tree merger agreement, upon the terms and subject to the conditions of which a subsidiary of Dollar Tree will be merged with and into Family Dollar, with Family Dollar continuing as the surviving entity and a wholly-owned subsidiary of Dollar Tree after consummation of the merger. In executing the Dollar Tree merger agreement, the Company incurred $8.2 million of professional fees during the second quarter of fiscal 2015, consisting primarily of legal fees.

Investment Income, Interest Expense, and Other Income

The changes in investment income, interest expense and other income in the second quarter of fiscal 2015, as compared to the second quarter of fiscal 2014 were not material.

Income Taxes

The effective tax rate was 35.1% for the second quarter of fiscal 2015, as compared to 35.3% for the second quarter of fiscal 2014. The effective tax rate was lower primarily due to the federal government's reinstatement of the Work Opportunity Tax Credit ("WOTC") in December 2014, partially offset by non-deductible costs associated with the pending merger with Dollar Tree and changes in uncertain tax positions.

Year-to-date Results

Our results of operations for the first half of fiscal 2015 and the first half of fiscal 2014 are highlighted in the table below and discussed in the following paragraphs:

	26 Weeks Ended		26 Weeks Ended
(in thousands)	February 28, 2015	% of Net Sales*	March 1, 2014	% of Net Sales*
Net sales	$5,354,690		$5,216,312
Costs and expenses:
Cost of sales	3,570,656	66.7%	3,457,177	66.3%
Selling, general and administrative	1,578,736	29.5%	1,498,559	28.7%
Merger fees	17,091	0.3%	—	—%
Cost of sales and operating expenses	5,166,483	96.5%	4,955,736	95.0%
Operating profit	188,207	3.5%	260,576	5.0%
Investment income	100	—%	104	—%
Interest expense	15,017	0.3%	14,297	0.3%
Other income	15,939	0.3%	14,934	0.3%
Income before income taxes	189,229	3.5%	261,317	5.0%
Income taxes	71,146	1.3%	92,421	1.8%
Net income	$118,083	2.2%	$168,896	3.2%
*Percentages are rounded

Net Sales

Net sales increased 2.7% in the first half of fiscal 2015 primarily as a result of sales from new stores opened, as compared to the first half of fiscal 2014.

We had an average of 8,117 stores in operation during the first half of fiscal 2015, as compared to an average of 8,030 stores in operation during the first half of fiscal 2014, or an increase of 1.1%.

Comparable store sales increased 0.1% in the first half of fiscal 2015, as compared to the first half of fiscal 2014, as a result of an increase in customer transactions, partially offset by a decrease in average customer transaction values in comparable stores. Sales during the first half of fiscal 2015, on a comparable store basis, were strongest in the Consumables category.

Cost of Sales

Cost of sales increased 3.3% in the first half of fiscal 2015, as compared to the first half of fiscal 2014. Cost of sales, as a percentage of net sales, was 66.7% in the first half of fiscal 2015 and 66.3% in the first half of fiscal 2014. Cost of sales, as a percentage of net sales, was negatively impacted by the following:

•
A continued shift in sales mix to lower-margin consumable merchandise. An increase in sales of lower-margin Consumables, including a mix shift within Consumables to lower-margin products, including tobacco and food, has continued to pressure cost of sales as a percentage of net sales.

•	A decrease in markups on merchandise sales. We continued to realize the impact of the price investment made during the third quarter of fiscal 2014.

These unfavorable items were partially offset by the following:

•	A decrease in markdowns. As a result of the price investment made during the third quarter of fiscal 2014, we continued to reduce the overall level of markdowns.

Selling, General and Administrative Expenses

SG&A expenses increased 5.4% in the first half of fiscal 2015, as compared to the first half of fiscal 2014. SG&A expenses, as a percentage of net sales, were 29.5% in the first half of fiscal 2015, as compared to 28.7% in the first half of fiscal 2014.

SG&A expenses, as a percentage of net sales, deleveraged primarily as a result of the slight increase in comparable store sales, as compared to the first half of fiscal 2014. Negatively impacted categories, as a percentage of net sales, include:

•	Store occupancy costs (approximately 0.6% of net sales). The deleveraged fixed store occupancy costs include rent, property taxes, and depreciation.

•	Store payroll costs (approximately 0.1% of net sales).

These unfavorable items were partially offset by the following:

•
Store support payroll expense (approximately 0.2% of net sales). Elevated turnover at the Store Support Center, as well as continued impact from the headcount reduction during the third quarter of fiscal 2014, has resulted in lower payroll expense.

Merger Fees

In executing the Dollar Tree merger agreement, the Company incurred $17.1 million of professional fees during the first half of fiscal 2015, consisting primarily of legal fees.

Investment Income, Interest Expense, and Other Income

The changes in investment income, interest expense and other income in the first half of fiscal 2015, as compared to the first half of fiscal 2014 were not material.

Income Taxes

The effective tax rate was 37.6% for the first half of fiscal 2015, as compared to 35.4% for the first half of fiscal 2014. The effective tax rate was higher primarily due to non-deductible costs associated with the pending merger with Dollar Tree and changes in uncertain tax positions, partially offset by the federal government's reinstatement of the WOTC in December 2014.

Liquidity and Capital Resources

General

During the first half of fiscal 2015, our cash and cash equivalents increased $27.6 million from the end of fiscal 2014, and our net cash provided by operating activities was $102.8 million. We believe our sources of cash flows, including proceeds from credit facilities and sale-leaseback transactions, are sufficient to fund our regular operating needs, capital expenditures, and principal and interest payments. We have availability under our two credit facilities to borrow up to $900 million, less standby letters of credit needed for collateral for our insurance programs of $18.7 million as of February 28, 2015, to supplement operating cash flows.

During the first half of fiscal 2015, to help supplement our operating cash flows and to support our growth initiatives, we had net borrowings of $108.0 million under our unsecured revolving credit facilities and had an average daily outstanding balance of $126.1 million. Working capital at the end of the second quarter of fiscal 2015 was $881.0 million, as compared to $749.8 million at the end of the second quarter of fiscal 2014. We believe our sources of cash flows and capacity under existing credit facilities will continue to provide sufficient liquidity for our ongoing operations.

Cash and Investments - Wholly-Owned Captive Insurance Subsidiary

We have restricted a portion of cash and investments to serve as collateral for certain of our insurance obligations held at our wholly-owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without secured third-party consent. As of February 28, 2015, the Company held $35.0 million in this restricted account, of which $31.0 million was included in Restricted cash and investments and $4.0 million was included in Other assets in the Consolidated Condensed Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

In addition to the Restricted cash and investments, our wholly-owned captive insurance subsidiary maintains unrestricted balances in cash and cash equivalents and investment securities used in connection with our retained workers' compensation, general liability, and automobile liability risks and are not designated for general corporate purposes. As of February 28, 2015, these unrestricted cash and cash equivalents and investment securities balances were $15.4 million and $4.0 million, respectively.

Build-to-Suit and Sale-Leaseback Transactions

The Company uses build-to-suit and sale-leaseback transactions to construct and lease new stores. In a build-to-suit transaction, an unrelated third-party funds store construction and owns the property throughout and upon completion of construction. In a sale-leaseback transaction, the Company provides funding for store construction and owns the property upon completion of construction. Upon completion of the stores' construction in build-to-suit transactions and concurrent with the sale of stores in sale-leaseback transactions, the Company enters into agreements to lease the properties over an initial term of 15 years, with four, 5-year fixed renewal options. The Company evaluates each store individually upon certain events during the life of the lease, including individual renewal options. The Company classifies these leases as operating leases, actively uses the leased properties, and considers the leases normal leasebacks.

During the first half of fiscal 2015, the Company completed 136 build-to-suit transactions to support new store growth. Additionally, the Company completed sale-leaseback transactions under which it sold 14 stores to unrelated third-parties for net proceeds of approximately $25.3 million. Upon closing of the transactions, the Company deferred a gain of approximately $0.9 million realized on the sale of the assets and will amortize the gain over the initial lease term.

During the first half of fiscal 2014, the Company completed 139 build-to-suit transactions. Additionally, the Company completed sale-leaseback transactions under which it sold 13 stores to unrelated third-parties for net proceeds of approximately $19.2 million. Upon closing of the transactions, the Company deferred a gain of approximately $0.6 million realized on the sale of the assets and continues to amortize the gain over the initial lease term.

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

The revolving credit facilities provide the Company the capacity to borrow up to $900 million, less standby letters of credit needed for collateral for its insurance program of $18.7 million as of February 28, 2015.

As of February 28, 2015, the Company had $108.0 million of short-term borrowings outstanding under its unsecured revolving credit facilities. During the first half of fiscal 2015, the Company had net borrowings of $108.0 million and an average daily outstanding balance of $126.1 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 28, 2015, the Company was in compliance with all such covenants.

Long-Term Debt

On January 28, 2011, the Company issued $300 million of 5.00% unsecured senior notes due February 1, 2021 (the "2021 Notes"), through a public offering. The Company's proceeds were approximately $298.5 million, net of an issuance discount of $1.5 million. In addition, the Company incurred issuance costs of approximately $3.3 million. Both the discount and issuance costs are being amortized to Interest expense over the term of the 2021 Notes. Interest on the 2021 Notes is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2011. The 2021 Notes rank pari passu in right of payment with the Company's other unsecured senior indebtedness and will be senior in right of payment to any subordinated indebtedness. The Company may redeem the 2021 Notes in whole at any time or in part from time to time, at the option of the Company, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 2021 Notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the "2015 Notes"), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company's other unsecured senior indebtedness. As of February 28, 2015, the 2015 Notes were included in the Current portion of long-term debt in the Consolidated Condensed Balance Sheet.

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

Interest on the 2015 Notes is payable semiannually in arrears on March 27 and September 27 of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of February 28, 2015, the Company was in compliance with all such covenants.

Other Considerations

In the fourth quarter of fiscal 2014, we entered into the Dollar Tree merger agreement, under which Dollar Tree will acquire Family Dollar in a cash and stock transaction. In conjunction with the Dollar Tree merger agreement, we incurred expenses of $17.1 million during the first half of fiscal 2015, consisting primarily of legal fees. For the remainder of fiscal 2015, the Company estimates it will incur between $40 million and $50 million of additional expenses related to the pending Dollar Tree merger.

During the second half of fiscal 2014, we implemented a series of restructuring initiatives which included closing 377 underperforming stores. The Company will continue to incur payments for lease obligations on each closed store until either the lease term ends or a termination agreement is reached with the landlord. The Company's lease obligations on closed stores due to restructuring decreased $11.8 million during the first half of fiscal 2015, which resulted in a remaining accrual of $31.9 million as of February 28, 2015. The decrease was primarily due to cash paid for recurring lease obligations and negotiated lease termination agreements. The balance due in the next 12 months was included in Accrued liabilities, and the remaining balance was included in Other liabilities in the Consolidated Condensed Balance Sheet.

The lease obligations for the stores closed as part of the restructuring initiatives were included in the aggregate minimum annual rental under operating leases in the Commitments and Contingencies note within the Consolidated Financial Statement and Footnotes included in the Company's Annual Report on Form 10-K for fiscal year 2014.

Total Merchandise inventories at the end of the second quarter of fiscal 2015 increased 3.5%, as compared to the end of the second quarter of fiscal 2014. The increase was needed to maintain inventory levels in key Consumables categories in order to meet customer demand and to support new store growth. Inventory per store at the end of the second quarter of fiscal 2015 increased 2.9%, as compared to the end of the second quarter of fiscal 2014, driven primarily by the growth of key Consumables categories, including food and tobacco.

Capital expenditures for the first half of fiscal 2015 were $176.5 million, as compared to $219.7 million in the first half of fiscal 2014. The decrease in capital expenditures was primarily related to fewer new store openings, a continued use of build-to-suit as a real-estate strategy under which an unrelated third-party funds new store construction, and the completion of the Company's reimplementation of its Enterprise Resource Planning system in the third quarter of fiscal 2014. The decrease was partially offset by investments in existing stores, which included additional security equipment and fixtures for tobacco products and adult beverages. A summary of spending in the first half of fiscal 2015 and in the first half of fiscal 2014 is as follows:

	26 Weeks Ended
(in thousands)	February 28, 2015	March 1, 2014
New stores	$41,348	$76,353
Store renovations	50,861	54,413
Existing stores	59,199	38,370
Supply chain	6,036	12,449
Corporate and technology investments	19,071	38,106
Total capital expenditures	$176,515	$219,691

The total number of stores open increased 1.2%, and the average store count increased 1.1% in the first half of fiscal 2015, as compared to the first half of fiscal 2014. The average store count is calculated as rolling 13-month average using the ending store count per fiscal month. A summary of store information is as follows:

	13 Weeks Ended		26 Weeks Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Beginning store count	8,101	8,041	8,042	7,916
New stores	102	118	161	244
Closed stores	19	21	19	22
Ending store count	8,184	8,138	8,184	8,138

Total relocated, expanded, and renovated stores	113	140	291	319
Total selling square feet (in thousands)	59,207	58,533	59,207	58,533
Average store count	8,140	8,085	8,117	8,030

During the first half of fiscal 2015, the Company did not repurchase any shares of its common stock. As of February 28, 2015, the Company had $245.8 million remaining under its current share repurchase authorization. Under the terms of the Dollar Tree merger agreement, we will not repurchase any shares of its common stock.

As of February 28, 2015, we had $62.8 million of Cash and cash equivalents in our foreign entities. We are not dependent on dividends from our foreign entities to fund our domestic operations. Unremitted earnings from foreign entities, which are considered to be invested indefinitely, would become subject to U.S. income taxes if they were remitted as dividends or were lent to a domestic entity.

Cash Flows From Operating Activities

During the first half of fiscal 2015, we had net cash provided by operating activities of $102.8 million, as compared to net cash provided by operating activities of $111.9 million in the first half of fiscal 2014. The change was due primarily to changes in merchandise inventories and accounts payable and accrued liabilities, all in the ordinary course of business.

Cash Flows From Investing Activities

During the first half of fiscal 2015, we had net cash used in investing activities of $146.7 million, as compared to net cash used in investing activities of $183.2 million in the first half of fiscal 2014. The change was due primarily to a decrease in capital expenditures and an increase in net proceeds from sale-leaseback transactions, partially offset by a decrease in the net sales of unrestricted investment securities, which are included in the Other Considerations discussion above.

Cash Flows From Financing Activities

During the first half of fiscal 2015, we had net cash provided by financing activities of $71.5 million, as compared to net cash provided by financing activities of $87.5 million during the first half of fiscal 2014. The decrease was primarily due to a decrease in net short-term borrowings in the first half of fiscal 2015, as compared to the first half of fiscal 2014, partially offset by no cash repurchases of common stock.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15 Presentation of Financial Statements - Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and early adoption is permitted. The Company does not expect the ASU to have a material impact on the Consolidated Condensed Financial Statements.

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

The forward-looking statements also include assumptions about the pending business combination transaction involving Dollar Tree and Family Dollar, the financing of the pending transaction, the benefits, results, effects, timing and certainty of the pending transaction, future financial and operating results, expectations concerning the antitrust review process for the pending transaction and the combined company's plans, objectives, expectations (financial or otherwise) and intentions.

Risks and uncertainties related to the pending merger include, among others: the risk that regulatory approvals required for the merger are not obtained on the proposed terms and schedule or are obtained subject to conditions that are not anticipated; the risk that the other conditions to the closing of the merger are not satisfied; the risk that the financing required to fund the merger is not obtained; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger; uncertainties as to the timing of the merger; competitive responses to the merger; response by activist stockholders to the merger; costs and difficulties related to the integration of Family Dollar's business and operations with Dollar Tree's business and operations; the inability to obtain, or delays in obtaining, the cost savings and synergies contemplated by the merger; uncertainty of the expected financial performance of the combined company following completion of the merger; the calculations of, and factors that may impact the calculations of, the acquisition price in connection with the merger and the allocation of such acquisition price to the net assets acquired in accordance with applicable accounting rules and methodologies; unexpected costs, charges or expenses resulting from the merger; litigation relating to the merger; the outcome of pending or potential litigation or governmental investigations; the inability to retain key personnel; and any changes in general economic and/or industry specific conditions. Consequently, all of the forward-looking statements made by Family Dollar, in this and in other documents or statements are qualified by factors, risks and uncertainties, including, but not limited to, those set forth under the headings titled "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in Family Dollar's Annual Report on Form 10-K for the fiscal year ended August 30, 2014, within this Report, and other reports filed by Family Dollar with the SEC, which are available at the SEC's website http://www.sec.gov.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our expansion program and seasonal inventory increases. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings under our credit facility. As of August 30, 2014, the analysis indicated such a movement would not have a material impact on our financial position, results of operations, or cash flows. During the first half of fiscal 2015 and the first half of fiscal 2014, we incurred an immaterial amount of interest expense related to our credit facilities. Refer to Note 4 to the Consolidated Condensed Financial Statements in this Report for more information on our credit facilities.

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

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of February 28, 2015. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of February 28, 2015.

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

Item 1A.    Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for fiscal 2014, including those related to the pending merger with Dollar Tree, remain relevant through the second quarter of fiscal 2015.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended February 28, 2015, by us, on our behalf, or by any "affiliated purchaser" as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
December (11/30/2014 - 1/3/2015)	—	$—	—	3,115,471
January (1/4/2015 - 1/31/2015)	—	—	—	3,229,692
February (2/1/2015 - 2/28/2015)	—	—	—	3,121,406
Total	—	$—	—	3,121,406

(1)
On January 17, 2013, we announced the Board of Directors authorized the purchase of up to $300 million of the Company's outstanding common stock. As of February 28, 2015, the Company had $245.8 million remaining under its current share repurchase authorization. However, under the terms of the Dollar Tree merger agreement, the Company will not repurchase any shares of its common stock.

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

4.1
Indenture between Family Dollar Stores, Inc. and U.S. Bank National Association, as trustee, dated as of January 28, 2011 (filed as Exhibit 4.4 to the Company's Form 10-Q for the quarter ended February 26, 2011).

4.2
First Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee, dated as of January 28, 2011 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on January 28, 2011).

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended February 28, 2015, filed on April 8, 2015, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date:	April 8, 2015	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)