Form 10-Q
period 2015-05-30
FAMILY DOLLAR STORES INC
filed 2015-07-01
CIK 34408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding June 23, 2015
Common Stock, $0.10 par value	114,514,918 shares

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.        Consolidated Condensed Financial Statements

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(in thousands, except per share and share amounts)	May 30, 2015	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$215,993	$139,840
Short-term investment securities	4,003	8,800
Restricted cash and investments (Note 5)	32,120	31,380
Merchandise inventories	1,631,925	1,609,932
Deferred income taxes	38,520	65,856
Income tax refund receivable	72,649	64,458
Prepayments and other current assets	176,026	181,780
Total current assets	2,171,236	2,102,046
Property and equipment, net	1,691,739	1,688,213
Other assets	70,142	67,036
Total assets	$3,933,117	$3,857,295

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings (Note 4)	$—	$—
Current portion of long-term debt (Note 4)	185,200	16,200
Accounts payable	643,101	773,021
Accrued liabilities	330,786	335,054
Income taxes	4,755	4,755
Total current liabilities	1,163,842	1,129,030
Long-term debt (Note 4)	299,139	484,226
Other liabilities	305,854	316,382
Deferred gain	213,806	227,080
Deferred income taxes	96,341	34,852
Commitments and contingencies (Note 9)
Shareholders' equity (Note 7):
Preferred stock, $1 par; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $0.10 par; authorized 600,000,000 shares; issued 121,253,157 shares at May 30, 2015, and 120,749,980 shares at August 30, 2014, and outstanding 114,514,184 shares at May 30, 2015, and 113,986,257 shares at August 30, 2014	12,125	12,077
Capital in excess of par	357,641	333,579
Retained earnings	1,886,721	1,724,041
Accumulated other comprehensive loss	(334)	(489)
Common stock held in treasury, at cost (6,738,973 shares at May 30, 2015, and 6,763,723 shares at August 30, 2014)	(402,018)	(403,483)
Total shareholders' equity	1,854,135	1,665,725
Total liabilities and shareholders' equity	$3,933,117	$3,857,295

See Notes to the Consolidated Condensed Financial Statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(in thousands, except per share amounts)	May 30, 2015	May 31, 2014
Net sales	$2,728,176	$2,658,964
Costs and expenses:
Cost of sales	1,785,011	1,746,625
Cost of sales - restructuring	—	1,486
Selling, general and administrative	812,190	767,049
Restructuring	—	22,996
Merger fees	4,690	—
Cost of sales and operating expenses	2,601,891	2,538,156
Operating profit	126,285	120,808
Investment income	43	58
Interest expense	6,795	7,959
Other income	8,470	8,400
Income before income taxes	128,003	121,307
Income taxes	48,060	40,160
Net income	$79,943	$81,147
Net income per common share — basic	$0.70	$0.71
Weighted average shares — basic	114,511	113,829
Net income per common share — diluted	$0.70	$0.71
Weighted average shares — diluted	114,755	114,150
Dividends declared per common share	$—	$0.31
See Notes to the Consolidated Condensed Financial Statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	39 Weeks Ended	39 Weeks Ended
(in thousands, except per share amounts)	May 30, 2015	May 31, 2014
Net sales	$8,082,866	$7,875,276
Costs and expenses:
Cost of sales	5,355,667	5,203,802
Cost of sales - restructuring	—	1,486
Selling, general and administrative	2,390,926	2,265,608
Restructuring	—	22,996
Merger fees	21,781	—
Cost of sales and operating expenses	7,768,374	7,493,892
Operating profit	314,492	381,384
Investment income	143	162
Interest expense	21,812	22,256
Other income	24,409	23,334
Income before income taxes	317,232	382,624
Income taxes	119,206	132,581
Net income	$198,026	$250,043
Net income per common share — basic	$1.73	$2.19
Weighted average shares — basic	114,378	114,066
Net income per common share — diluted	$1.73	$2.18
Weighted average shares — diluted	114,636	114,458
Dividends declared per common share	$0.31	$0.83
See Notes to the Consolidated Condensed Financial Statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(in thousands)	May 30, 2015	May 31, 2014
Net income	$79,943	$81,147
Other comprehensive income:
Unrealized net gains/(losses) on investment securities (net of taxes)	(33)	65
Other	19	31
Other comprehensive income	(14)	96
Comprehensive income	$79,929	$81,243

	39 Weeks Ended	39 Weeks Ended
(in thousands)	May 30, 2015	May 31, 2014
Net income	$198,026	$250,043
Other comprehensive income:
Unrealized net gains on investment securities (net of taxes)	68	640
Other	87	40
Other comprehensive income	155	680
Comprehensive income	$198,181	$250,723

There were no material reclassifications from Accumulated other comprehensive loss into Net income.

See Notes to the Consolidated Condensed Financial Statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended	39 Weeks Ended
(in thousands)	May 30, 2015	May 31, 2014
Cash flows from operating activities:
Net income	$198,026	$250,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,198	195,671
Amortization of deferred gain	(14,244)	(12,642)
Impairment on property and equipment - restructuring	—	19,041
Lease obligations on closed stores due to restructuring initiatives	(13,613)	—
Merger fees	(15,249)	—
Deferred income taxes	92,673	9,190
Excess tax benefits from stock-based compensation	(3,722)	(5,510)
Stock-based compensation	8,165	12,639
Loss on disposition of property and equipment	4,593	8,335
Changes in operating assets and liabilities:
Merchandise inventories	(21,993)	(124,546)
Prepayments and other current assets	5,809	(50,768)
Other assets	(2,508)	9,385
Accounts payable and accrued liabilities	(102,855)	(33,042)
Income taxes	(8,191)	(24,728)
Other liabilities	1,549	(67)
Net cash provided by operating activities	342,638	253,001

Cash flows from investing activities:
Purchases of restricted and unrestricted investment securities	(15,015)	(50,422)
Sales of restricted and unrestricted investment securities	18,347	63,715
Net change in restricted cash	27	390
Capital expenditures	(253,778)	(307,183)
Net proceeds from sale-leaseback	27,111	32,538
Proceeds from dispositions of property and equipment	2,402	563
Net cash used in investing activities	(220,906)	(260,399)

Cash flows from financing activities:
Short-term borrowings	1,120,000	1,916,000
Repayment of short-term borrowings	(1,120,000)	(1,640,000)
Repayment of long-term debt	(16,200)	(16,200)
Repurchases of common stock	—	(125,038)
Change in cash overdrafts	(16,950)	(29,138)
Proceeds from exercise of employee stock options	19,185	13,794
Excess tax benefits from stock-based compensation	3,722	5,510
Payment of dividends	(35,336)	(94,795)
Net cash (used in) / provided by financing activities	(45,579)	30,133

Net change in cash and cash equivalents	76,153	22,735
Cash and cash equivalents at beginning of period	139,840	140,999
Cash and cash equivalents at end of period	$215,993	$163,734
See Notes to the Consolidated Condensed Financial Statements.

FAMILY DOLLAR STORES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    General Information

In the opinion of management, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals, except as indicated in the Notes of this Report) necessary to present fairly the following:

•	The financial position as of May 30, 2015.

•
The results of operations for the 13 and 39 weeks ended May 30, 2015 ("third quarter" and "first three quarters" of fiscal 2015, respectively), and the 13 and 39 weeks ended May 31, 2014 ("third quarter" and "first three quarters" of fiscal 2014, respectively).

•	Comprehensive income for the third quarter and first three quarters of fiscal 2015 and the third quarter and first three quarters of fiscal 2014.

•	The cash flows for the first three quarters of fiscal 2015 and the first three quarters of fiscal 2014.

The unaudited Consolidated Condensed Financial Statements have been prepared for Family Dollar Stores, Inc., and its subsidiaries ("Family Dollar") as a standalone company and should be read in conjunction with the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended August 30, 2014 ("fiscal 2014").

The results of operations for the third quarter and first three quarters of fiscal 2015 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, however does not impact the recognition and measurement of debt issuance costs. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the ASU to have a material impact on the Consolidated Condensed Financial Statements.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements - Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, and early adoption is permitted. The Company does not expect the ASU to have a material impact on the Consolidated Condensed Financial Statements.

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

The completion of the merger remains subject to Federal Trade Commission ("FTC") clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and other customary closing conditions. Dollar Tree, with support from Family Dollar, is continuing to work with the Federal Trade Commission on obtaining FTC clearance under the HSR Act, and on May 29, 2015, Dollar Tree announced that it entered into a definitive agreement with Sycamore Partners to sell a divestiture package of 330 Family Dollar stores, contingent on completion of the merger, in order to address FTC concerns.

On June 16, 2015, Dollar Tree and Family Dollar also announced they signed an Agreement Containing Consent Orders proposed by the FTC staff. The agreement includes a draft Decision and Order, which remains subject to acceptance and final approval by the FTC Commissioners, and would permit Dollar Tree to acquire Family Dollar subject to an obligation to complete the divestiture within a specified period following the closing of the acquisition of Family Dollar. Dollar Tree has informed Family Dollar that Dollar Tree intends to close the merger in early July 2015, shortly after the FTC accepts the Decision and Order for public comment.

In conjunction with the pending merger, the Company incurred expenses of $4.7 million in the third quarter of fiscal 2015 and $21.8 million in the first three quarters of fiscal 2015, consisting primarily of legal fees. The Company did not consider these expenses deductible for income taxes.

As of May 30, 2015, the Company's accrual for fees associated with the pending merger was $6.5 million, included within Accrued liabilities in the Consolidated Condensed Balance Sheet.

Fiscal 2014 Strategic Initiatives

During the second half of fiscal 2014, the Company completed a series of restructuring initiatives which included closing 377 underperforming stores and reducing expenses through workforce optimization. As a result of these initiatives, the Company's restructuring accrual as of August 30, 2014, was $48.7 million, consisting of lease obligations, termination benefits, and other charges related to the store closures. As of May 30, 2015, the Company has paid all termination benefits and other charges associated with these restructuring initiatives.

The Company will continue to incur payments for lease obligations on each closed store until either the lease term ends or a termination agreement is reached with the landlord. The Company's lease obligations on closed stores due to restructuring decreased $13.6 million during the first three quarters of fiscal 2015, which resulted in a remaining accrual balance of $30.1 million as of May 30, 2015. The decrease was primarily due to cash paid for recurring lease obligations and negotiated lease termination agreements. The balance due in the next 12 months was included in Accrued liabilities, and the remaining balance was included in Other liabilities in the Consolidated Condensed Balance Sheet.

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

The unobservable inputs in Level 3 can only be used to measure fair value to the extent that observable inputs in Level 1 and Level 2 are not available. The following table represents the Company's fair value hierarchy as of May 30, 2015, and August 30, 2014, for items required to be measured at fair value on a recurring basis:

	May 30, 2015
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$47,227	$47,227	$—	$—
Investment securities:
Short-term bond mutual fund	4,003	4,003	—	—
Restricted cash and investments: (1)
Money market funds	19	19	—	—
Municipal debt securities	34,867	—	34,867	—
Other assets:
Mutual funds (2)	18,821	18,821	—	—

	August 30, 2014
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,502	$2,502	$—	$—
Investment securities:
Auction rate securities	4,800	—	—	4,800
Short-term bond mutual fund	4,000	4,000	—	—
Restricted cash and investments: (1)
Money market funds	46	46	—	—
Municipal debt securities	34,398	—	34,398	—
Other assets:
Mutual funds (2)	19,689	19,689	—	—

(1)
As of May 30, 2015, restricted cash and investments of $32.1 million and $2.8 million were included in Restricted cash and investments and Other assets, respectively, in the Consolidated Condensed Balance Sheet. As of August 30, 2014, restricted cash and investments of $31.4 million and $3.0 million were included in Restricted cash and investments and Other assets, respectively, in the Consolidated Balance Sheet.

(2)
Represents assets held pursuant to a deferred compensation plan for certain key management employees. The Company recorded a corresponding liability related to the deferred compensation plan in an amount equivalent to the assets above. The liability for the deferred compensation plan was recorded in Other liabilities on the Consolidated Balance Sheets.

On a non-recurring basis, the Company adjusts certain Property and equipment to fair value through impairment charges. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The fair value of the Property and equipment is determined based on a discounted cash flow analysis using Level 3 inputs. The Company estimates future cash flows based on historical experience and its expectations of future performance. Impairment charges were not material during the first three quarters of fiscal 2015.

Impairment charges were $19.0 million during the first three quarters of fiscal 2014 as a result of charges incurred to close 377 underperforming stores in the second half of fiscal 2014, as discussed in Note 2.

Level 2 Inputs

All assets classified as Level 2 are valued using matrix pricing. The Company believes that while the assets valued using Level 2 inputs currently trade in active markets and prices could be obtained for identical assets, the classification of these investments as Level 2 is more appropriate when matrix pricing is used.

Auction Rate Securities

During the first quarter of fiscal 2015, the Company settled its remaining $4.8 million auction rate securities ("ARS") portfolio, which included tax-exempt bonds collateralized by federally guaranteed student loans, at par. There was no further ARS activity, including impairment or unrealized loss, during the third quarter of fiscal 2015.

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

The following tables summarize the change in the fair value of the Company's ARS portfolio measured using Level 3 inputs during the third quarter and first three quarters of fiscal 2015 and the third quarter and first three quarters of fiscal 2014:

	13 Weeks Ended
(in thousands)	May 30, 2015	May 31, 2014
Beginning Balance - Level 3 inputs	$—	$16,557
Net unrealized gain included in other comprehensive income	—	89
Ending Balance - Level 3 inputs	$—	$16,646

	39 Weeks Ended
(in thousands)	May 30, 2015	May 31, 2014
Beginning Balance - Level 3 inputs	$4,800	$22,977
Sales	(4,800)	(6,946)
Realized loss on sale of investments	—	(254)
Net unrealized gain included in other comprehensive income	—	869
Ending Balance - Level 3 inputs	$—	$16,646

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

(in thousands)	May 30, 2015	August 30, 2014
Carrying value of current and long-term debt	$484,339	$500,426
Excess fair value over carrying value	26,173	30,019
Estimated fair value of current and long-term debt	$510,512	$530,445

4.    Current and Long-Term Debt

Short-term Borrowings

On November 13, 2013, the Company entered into two new unsecured revolving credit facilities to replace its prior two unsecured revolving credit facilities. The unsecured revolving credit facilities provide the Company the capacity to borrow up to $900 million, less standby letters of credit needed for collateral for its insurance program of $16.4 million as of May 30, 2015.

As of May 30, 2015 and August 30, 2014, the Company had no short-term borrowings outstanding under its unsecured revolving credit facilities. During the first three quarters of fiscal 2015, the Company had no net borrowings, with $1.12 billion borrowed and repaid, and an average daily outstanding balance of $108.8 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 30, 2015, the Company was in compliance with all such covenants.

Current Portion of Long-term Debt

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015. The first tranche has an aggregate principal amount of $169 million payable in a single installment on September 27, 2015.

The second tranche has an aggregate principal balance of $81 million, with a required annual principal payment of $16.2 million each September 27 from September 27, 2011, through September 27, 2015. During the first quarter of fiscal 2015, the Company made its scheduled principal payment in the amount of $16.2 million. The next and final principal payment of $16.2 million is due on September 27, 2015.

On June 19, 2015, the Company entered into an amendment to the note purchase agreement governing the unsecured senior notes due September 27, 2015, to amend the notice periods for certain optional prepayments of the notes in connection with the pending merger.

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

5.     Restricted Cash and Investments

The Company has restricted a portion of cash and investments to serve as collateral for certain of the Company's insurance obligations held at its wholly-owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without secured third-party consent. As of May 30, 2015, the Company held $34.9 million in this restricted account, of which $32.1 million was included in Restricted cash and investments and $2.8 million was included in Other assets in the Consolidated Condensed Balance Sheet. As of August 30, 2014, the Company held $34.4 million in this restricted account, of which $31.4 million was included in Restricted cash and investments and $3.0 million was included in Other assets in the Consolidated Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

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

During the first three quarters of fiscal 2015, the Company completed 210 build-to-suit transactions to support new store growth. Additionally, the Company completed sale-leaseback transactions under which it sold 15 stores to unrelated third-parties for net proceeds of approximately $27.1 million. Upon closing of the transactions, the Company deferred a gain of approximately $1.0 million realized on the sale of the assets and will amortize the gain over the initial lease term.

During the first three quarters of fiscal 2014, the Company completed 230 build-to-suit transactions to support new store growth. Additionally, the Company completed sale-leaseback transactions under which it sold 23 stores to unrelated third-parties for net proceeds of approximately $32.5 million. Upon closing of the transactions, the Company deferred a gain of approximately $0.8 million realized on the sale of the assets and continues to amortize the gain over the initial lease term.

7.     Shareholders' Equity

Stock Repurchases

During the first three quarters of fiscal 2015, the Company did not repurchase shares of its common stock, and under the terms of the Dollar Tree merger agreement, the Company will not repurchase any shares of its common stock. During the first three quarters of fiscal 2014, the Company purchased a total of 1.8 million shares of its common stock at a cost of $125.0 million. All shares were purchased pursuant to share repurchase authorizations approved by the Board of Directors of the Company. Shares purchased under the share repurchase authorizations are generally held in treasury or are canceled and returned to the status of authorized but unissued shares.

As of May 30, 2015, the Company had $245.8 million remaining under the January 17, 2013, share repurchase authorization. The authorization does not have an expiration date, however is subject to the terms of the Dollar Tree merger agreement.

Option Exercises

During the first three quarters of fiscal 2015, a total of 0.4 million stock options with a weighted average exercise price of $51.37 were exercised. The total intrinsic value of the options exercised during the period was $9.8 million. During the first three quarters of fiscal 2014, a total of 0.4 million stock options, with a weighted average exercise price of $35.03, were exercised. The total intrinsic value of the options exercised during the period was $13.2 million.

Dividends

The Company paid no cash dividends during the second or third quarters of fiscal 2015, and under the terms of the Dollar Tree merger agreement, the Company will not pay any further dividends. The Company paid cash dividends of $0.31 per share for a total of $35.3 million during the first quarter of fiscal 2015. During the first three quarters of fiscal 2014, the Company paid cash dividends of $0.83 per share for a total of $94.8 million.

Stockholders' Rights Plan

On June 8, 2014, the Company adopted a stockholders' rights plan whereby the Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of common stock of the Company to the stockholders of record at the close of business on June 19, 2014. The rights expired on June 8, 2015, and the Board of Directors did not extend the expiration date.

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Antidilutive shares	397	1,053	342	970

The following table sets forth the computation of basic and diluted net income per common share:

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Basic Net Income Per Common Share:
Net income	$79,943	$81,147	$198,026	$250,043
Weighted average number of shares outstanding	114,511	113,829	114,378	114,066
Net income per common share — basic	$0.70	$0.71	$1.73	$2.19

Diluted Net Income Per Common Share:
Net income	$79,943	$81,147	$198,026	$250,043
Weighted average number of shares outstanding	114,511	113,829	114,378	114,066
Effect of dilutive securities	244	321	258	392
Weighted average shares — diluted	114,755	114,150	114,636	114,458
Net income per common share — diluted	$0.70	$0.71	$1.73	$2.18

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

•
Hegab v. Family Dollar Stores, Inc., was filed in the United States District Court for the District of New Jersey on March 3, 2011. The plaintiff is seeking unpaid overtime for himself and allegedly similarly situated current and former Store Managers under New Jersey law. The matter was administratively dismissed without prejudice. At the time of dismissal, no class had been certified. On January 14, 2014, the parties preliminarily agreed to resolve the litigation on a claims-made basis. On June 6, 2014, the parties filed a Joint Motion for Preliminary Approval of the settlement with the Court. The Court preliminarily approved the settlement on October 3, 2014. The Court granted final approval of the settlement on March 9, 2015, for an amount not material to the Consolidated Condensed Financial Statements. All class settlement payments have been made per the terms of the settlement agreement.

•
Itterly v. Family Dollar Stores of Pennsylvania, Inc., which was formerly pending in the NC Federal Court, was remanded back to the United States District Court for the Eastern District of Pennsylvania on February 8, 2012. The plaintiffs are seeking unpaid overtime for a class of current and former Pennsylvania Store Managers whom the plaintiffs claim are not properly classified as exempt from overtime pay under Pennsylvania law. Discovery closed in June 2012. In August 2013, the Company filed summary judgment requesting the Court rule that Itterly was properly classified as exempt from overtime. The District Court granted the Company's motion on January 30, 2014, and the case is now dismissed. On February 1, 2014, the plaintiffs filed a Notice of Appeal with the Third Circuit Court of Appeals. On April 9, 2015, the Third Court affirmed the district court's decision granting summary judgment in favor of Family Dollar. As a result, this case is now dismissed.

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

•
Steingruber v. Family Dollar Stores of Florida, Inc., was filed in the United States District Court for the Middle District of Florida on February 23, 2015. The lawsuit was brought as a collective action on behalf of the plaintiff and other similarly situated Family Dollar store managers alleging the store managers are misclassified as being exempt from overtime under the FLSA. On April 3, 2015, the Company filed a Motion to Dismiss, or in the alternative to Stay the Case, a Motion to Compel Arbitration, and a Motion to Strike the Collective Action Allegations. Briefing is completed on these motions and they are currently pending before the court.

Considering, among other factors, the Company has obtained multiple decisions ruling its Store Managers are properly classified as exempt from overtime, the Company cannot reasonably estimate the possible loss or range of loss that may result from the Premo and Steingruber cases.

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

Wal-Mart. The plaintiffs filed an appeal of the Court's dismissal of the class allegations to the United States Court of Appeals for the Fourth Circuit. On October 16, 2013, the Fourth Circuit Court of Appeals partially reversed the trial court's ruling. While the Fourth Circuit agreed the original Complaint should not proceed as a class action, it remanded the case and instructed the trial court to allow the amendment of the complaint, and then consider, based upon the amended complaint, whether the case should proceed as a class action. On November 14, 2013, the Fourth Circuit denied further en banc review of the decision. On January 24, 2014, the Company filed a Petition for Writ of Certiorari to the United States Supreme Court. On June 30, 2014, the United States Supreme Court denied further review of the Fourth Circuit's decision. The case is now back with the district court. On September 8, 2014, the district court entered a new Pretrial Order and Scheduling Plan and the parties are proceeding with limited discovery pursuant to those Orders.

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

The Case has been removed from the Circuit Court of the City of St. Louis, Missouri, to the United States District Court for the Eastern District of Missouri, Eastern Division. The Company moved to bifurcate discovery, thus limiting initial discovery to the individual named plaintiff, Reginald Moore. After a hearing on the issue, the judge ruled in favor of the Company and issued an order limiting initial discovery to Mr. Moore's individual TCPA claim. The parties have conducted initial discovery related to Mr. Moore's TCPA claim only. Additionally, the Company has filed a Motion for Summary Judgment on Mr. Moore’s individual claim. No ruling has been made on the Company’s Motion for Summary Judgment.

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

	13 Weeks Ended		39 Weeks Ended
(in thousands)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Classes of similar products:
Consumables	$2,022,992	$1,948,174	$5,982,901	$5,753,716
Home Products	251,379	260,129	754,642	782,404
Apparel and Accessories	214,981	210,860	564,810	565,992
Seasonal and Electronics	238,824	239,801	780,513	773,164
Net sales	$2,728,176	$2,658,964	$8,082,866	$7,875,276

The following table describes the Company's product categories in more detail:

Consumables	Batteries
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
Seasonal goods
Stationery and school supplies
Toys

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated results of operations and financial condition for the 13-week periods ended May 30, 2015, and May 31, 2014 ("third quarter of fiscal 2015" and "third quarter of fiscal 2014," respectively), and the 39-week periods ended May 30, 2015, and May 31, 2014 ("first three quarters of fiscal 2015" and "first three quarters of fiscal 2014," respectively).

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

In the third quarter of fiscal 2015, our industry remained highly competitive on the basis of store locations, convenience, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. Although there have been some recent positive macro-economic factors, including lower gasoline prices and improved unemployment rates, we believe our customers have remained impacted by the inconsistency of these improvements and other factors and have continued to focus their spending on necessities.

During the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, our net sales increased 2.6% to $2.73 billion. During the first three quarters of fiscal 2015, as compared to the first three quarters of fiscal 2014, our net sales increased 2.6% to $8.08 billion.

Consumables comprised 74.2% of our total sales in the third quarter of fiscal 2015, as compared to 73.3% of total sales in the third quarter of fiscal 2014. Within Consumables, increased sales of lower-margin products, such as tobacco and food, continued to pressure our profitability.

Comparable store sales for the third quarter and first three quarters of fiscal 2015 increased 0.7% and 0.3%, respectively, as compared to the third quarter and first three quarters of fiscal 2014, respectively. Comparable store sales increased as a result of an increase in the number of customer transactions, partially offset by a decrease in average customer transaction values. Reflecting the modest increase in comparable store sales, many expenses deleveraged in the third quarter and the first three quarters of fiscal 2015.

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

As a result of continued pressures on our merchandise margins, deleveraging of expenses, and professional fees incurred related to the pending merger with Dollar Tree, Inc. ("Dollar Tree"), our net income decreased to $79.9 million from $81.1 million, and our diluted net income per common share decreased to $0.70 from $0.71, in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014. Excluding $4.7 million of merger-related costs in the third quarter of fiscal 2015 and $24.5 million of restructuring charges in the third quarter of fiscal 2014, as discussed below, our net income decreased to $84.6 million from $96.5 million and our diluted net income per common share decreased to $0.74 from $0.85.

In the first three quarters of fiscal 2015, our net income decreased to $198.0 million from $250.0 million, and our diluted net income per common share decreased to $1.73 from $2.18, as compared to the first three quarters of fiscal 2014. Excluding $21.8 million of merger-related costs in fiscal 2015 and $24.5 million of restructuring charges in fiscal 2014, as discussed below, our net income decreased to $219.8 million from $265.4 million and our diluted net income per common share decreased to $1.92 from $2.32.

During the first three quarters of fiscal 2015, we opened 245 stores and closed 26 stores, for a net increase of 219 stores. The Company also renovated, relocated, or expanded 433 stores during the first three quarters of fiscal 2015. This compares to a net increase of 330 stores and 585 renovated, relocated, or expanded stores during the first three quarters of fiscal 2014.

Dollar Tree Merger

On January 22, 2015, at the special meeting of the Company's stockholders, the Company's stockholders adopted the Agreement and Plan of Merger, dated as of July 27, 2014, as amended by Amendment No. 1 on September 4, 2014, and as it may be further amended from time to time, by and among the Company, Dollar Tree, and Dime Merger Sub, Inc., a wholly-owned subsidiary of Dollar Tree ("merger agreement"). Upon the terms and subject to the conditions of the merger agreement, a subsidiary of Dollar Tree will be merged with and into Family Dollar, with Family Dollar continuing as the surviving entity and a wholly-owned subsidiary of Dollar Tree after consummation of the merger.

The completion of the merger remains subject to Federal Trade Commission ("FTC") clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and other customary closing conditions. Dollar Tree, with support from Family Dollar, is continuing to work with the Federal Trade Commission on obtaining FTC clearance under the HSR Act, and on May 29, 2015, Dollar Tree announced that it entered into a definitive agreement with Sycamore Partners to sell a divestiture package of 330 Family Dollar stores, contingent on completion of the merger, in order to address FTC concerns.

On June 16, 2015, Dollar Tree and Family Dollar also announced they signed an Agreement Containing Consent Orders proposed by the FTC staff. The agreement includes a draft Decision and Order, which remains subject to acceptance and final approval by the FTC Commissioners, and would permit Dollar Tree to acquire Family Dollar subject to an obligation to complete the divestiture within a specified period following the closing of the acquisition of Family Dollar. Dollar Tree has informed Family Dollar that Dollar Tree intends to close the merger in early July 2015, shortly after the FTC accepts the Decision and Order for public comment.

Non-GAAP Measures

In our analysis of the results of operations, we utilized non-GAAP financial measures for operating profit, net income, and diluted net income per common share. We believe these non-GAAP financial measures better enable management and investors to understand and analyze our performance by providing meaningful information relevant to events that impact the comparability of underlying business results from period to period. In the measures presented, we have excluded the merger-related fees and restructuring charges as presented in Note 2 to the Consolidated Condensed Financial Statements because the exclusion of such amounts facilitates the comparison of the Company's financial results to its historical operating results. However, these supplemental measures should be considered in addition to, and not as a substitute for or superior to, the related measures determined in accordance with GAAP.

The following table reconciles operating profit, net income, and diluted net income per common share (GAAP financial measures) for the periods presented to adjusted operating profit, adjusted net income, and adjusted diluted net income per common share (non-GAAP financial measures) for the periods presented.

	13 Weeks Ended		39 Weeks Ended
(in thousands, except per share amounts)	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Operating profit	$126,285	$120,808	$314,492	$381,384
Restructuring charges - Cost of sales	—	1,486	—	1,486
Restructuring charges - SG&A	—	22,996	—	22,996
Merger fees	4,690	—	21,781	—
Adjusted operating profit	$130,975	$145,290	$336,273	$405,866

Net income	$79,943	$81,147	$198,026	$250,043
After-tax impact of restructuring charges - Cost of sales	—	932	—	932
After-tax impact of restructuring charges - SG&A	—	14,423	—	14,423
Merger fees	4,690	—	21,781	—
Adjusted net income	$84,633	$96,502	$219,807	$265,398

Diluted net income per common share	$0.70	$0.71	$1.73	$2.18
Per share impact of restructuring charges - Cost of sales	—	0.01	—	0.01
Per share impact of restructuring charges - SG&A	—	0.13	—	0.13
Per share impact of merger fees	0.04	—	0.19	—
Adjusted diluted net income per common share	$0.74	$0.85	$1.92	$2.32

Results of Operations

Third Quarter Results

Our results of operations for the third quarter of fiscal 2015 and the third quarter of fiscal 2014 are highlighted in the table below and discussed in the following paragraphs:

	13 Weeks Ended		13 Weeks Ended
(in thousands)	May 30, 2015	% of Net Sales*	May 31, 2014	% of Net Sales*
Net sales	$2,728,176		$2,658,964
Costs and expenses:
Cost of sales	1,785,011	65.4%	1,746,625	65.7%
Cost of sales - restructuring	—	—%	1,486	0.1%
Selling, general and administrative	812,190	29.8%	767,049	28.8%
Restructuring	—	—%	22,996	0.9%
Merger fees	4,690	0.2%	—	—%
Cost of sales and operating expenses	2,601,891	95.4%	2,538,156	95.5%
Operating profit	126,285	4.6%	120,808	4.5%
Investment income	43	—%	58	—%
Interest expense	6,795	0.2%	7,959	0.3%
Other income	8,470	0.3%	8,400	0.3%
Income before income taxes	128,003	4.7%	121,307	4.6%
Income taxes	48,060	1.8%	40,160	1.5%
Net income	$79,943	2.9%	$81,147	3.1%
*Percentages are rounded

Net Sales

Net sales increased 2.6% in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014. The net sales increase in the third quarter of fiscal 2015 was primarily due to sales from a modest increase in comparable store sales and new stores opened.

Comparable store sales increased 0.7% in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014, as a result of an increase in customer transactions, partially offset by a decrease in average customer transaction values in comparable stores. Sales during the third quarter of fiscal 2015, on a comparable store basis, were strongest in the Consumables category.

We had 8,261 stores in operation at the end of the third quarter of fiscal 2015, as compared to 8,246 stores in operation at the end of the third quarter of fiscal 2014. As of May 30, 2015, we had, in the aggregate, approximately 59.8 million square feet of selling space compared to 59.5 million square feet as of May 31, 2014, a 0.5% increase.

Cost of Sales

Cost of sales increased 2.2% in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014. Cost of sales, as a percentage of net sales, was 65.4% in the third quarter of fiscal 2015 and 65.7% in the third quarter of fiscal 2014.  The improvement in Cost of sales, as a percentage of net sales, was driven primarily by the following:

•	A decrease in markdowns. As we continued to focus on improving profitability, we reduced merchandise markdowns.

•	An increase in markups on merchandise sales. We continued to refine our pricing strategy and focused on improving our initial purchase markup through lower costs of merchandise.

These favorable items were partially offset by the following:

•
A continued shift in sales mix to lower-margin consumable merchandise. An increase in sales of lower-margin Consumables, including a mix shift within Consumables to lower-margin products, including tobacco and food, has continued to pressure cost of sales as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased 5.9% in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014. SG&A expenses, as a percentage of net sales, were 29.8% in the third quarter of fiscal 2015, as compared to 28.8% in the third quarter of fiscal 2014. SG&A expenses, as a percentage of net sales, deleveraged primarily as a result of a modest increase in comparable store sales, as compared to the third quarter of fiscal 2014. Negatively impacted categories, as a percentage of net sales, include:

•	Store occupancy costs (approximately 0.8% of net sales). The increase in fixed store occupancy costs was primarily driven by increased rent, property taxes, utilities, repairs, and depreciation.

•
Insurance expense (approximately 0.4% of net sales). We experienced unfavorable trends in the overall costs of our medical insurance program in the third quarter of fiscal 2015. We experienced positive trends in the overall costs of our workers' compensation and general liability programs in the third quarter of fiscal 2015. However, the rate of improvement was lower as compared to the third quarter of fiscal 2014, resulting in increased insurance expense, as a percentage of net sales.

•	Store payroll costs (approximately 0.2% of net sales).

These unfavorable items were partially offset by the following:

•	Store support payroll expense (approximately 0.3% of net sales). Elevated turnover at the Store Support Center has resulted in lower payroll expense.

•
Advertising expense (approximately 0.2% of net sales). We continued to focus on improving the efficiency and effectiveness of our advertising through changes in the timing, number of pages, and type of merchandise included in our promotional materials, which resulted in a decrease in overall advertising spending, as a percentage of net sales.

Merger Fees

On July 27, 2014, we entered into the Dollar Tree merger agreement, upon the terms and subject to the conditions of which a subsidiary of Dollar Tree will be merged with and into Family Dollar, with Family Dollar continuing as the surviving entity and a wholly-owned subsidiary of Dollar Tree after consummation of the merger. In executing the Dollar Tree merger agreement, the Company incurred $4.7 million of professional fees during the third quarter of fiscal 2015, consisting primarily of legal fees.

Investment Income, Interest Expense, and Other Income

The changes in investment income, interest expense and other income in the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014 were not material.

Income Taxes

The effective tax rate was 37.5% for the third quarter of fiscal 2015, as compared to 33.1% for the third quarter of fiscal 2014. The effective tax rate was higher primarily due to changes in foreign transfer pricing legislation impacting our global sourcing operations, non-deductible costs associated with the pending merger with Dollar Tree, and a decrease in federal jobs tax credits.

Year-to-date Results

Our results of operations for the first three quarters of fiscal 2015 and the first three quarters of fiscal 2014 are highlighted in the table below and discussed in the following paragraphs:

	39 Weeks Ended		39 Weeks Ended
(in thousands)	May 30, 2015	% of Net Sales*	May 31, 2014	% of Net Sales*
Net sales	$8,082,866		$7,875,276
Costs and expenses:
Cost of sales	5,355,667	66.3%	5,203,802	66.1%
Cost of sales - restructuring	—	—%	1,486	—%
Selling, general and administrative	2,390,926	29.6%	2,265,608	28.8%
Restructuring	—	—%	22,996	0.3%
Merger fees	21,781	0.3%	—	—%
Cost of sales and operating expenses	7,768,374	96.1%	7,493,892	95.2%
Operating profit	314,492	3.9%	381,384	4.8%
Investment income	143	—%	162	—%
Interest expense	21,812	0.3%	22,256	0.3%
Other income	24,409	0.3%	23,334	0.3%
Income before income taxes	317,232	3.9%	382,624	4.9%
Income taxes	119,206	1.5%	132,581	1.7%
Net income	$198,026	2.4%	$250,043	3.2%
*Percentages are rounded

Net Sales

Net sales increased 2.6% in the first three quarters of fiscal 2015, as compared to the first three quarters fiscal 2014. The net sales increase in the first three quarters of fiscal 2015 was primarily due to sales from new stores opened and a modest increase in comparable store sales.

We had an average of 8,164 stores in operation during the first three quarters of fiscal 2015, as compared to an average of 8,085 stores in operation during the first three quarters of fiscal 2014, an increase of 1.0%.

Comparable store sales increased 0.3% in the first three quarters of fiscal 2015, as compared to the first three quarters of fiscal 2014, as a result of an increase in customer transactions, partially offset by a decrease in average customer transaction values in comparable stores. Sales during the first three quarters of fiscal 2015, on a comparable store basis, were strongest in the Consumables category.

Cost of Sales

Cost of sales increased 2.9% in the first three quarters of fiscal 2015, as compared to the first three quarters of fiscal 2014. Cost of sales, as a percentage of net sales, was 66.3% in the first three quarters of fiscal 2015 and 66.1% in the first three quarters of fiscal 2014. Cost of sales, as a percentage of net sales, was negatively impacted by the following:

•
A continued shift in sales mix to lower-margin consumable merchandise. An increase in sales of lower-margin Consumables, including a mix shift within Consumables to lower-margin products, including tobacco and food, has continued to pressure cost of sales as a percentage of net sales.

This unfavorable item was partially offset by the following:

•	A decrease in markdowns. As we continued to focus on improving profitability, we reduced merchandise markdowns.

Selling, General and Administrative Expenses

SG&A expenses increased 5.5% in the first three quarters of fiscal 2015, as compared to the first three quarters of fiscal 2014. SG&A expenses, as a percentage of net sales, were 29.6% in the first three quarters of fiscal 2015, as compared to 28.8% in the first three quarters of fiscal 2014. SG&A expenses, as a percentage of net sales, deleveraged primarily as a result of the modest increase in comparable store sales, as compared to the first three quarters of fiscal 2014. Negatively impacted categories, as a percentage of net sales, include:

•	Store occupancy costs (approximately 0.7% of net sales). The increase in fixed store occupancy costs was primarily driven by rent, property taxes, and depreciation.

•
Insurance expense (approximately 0.2% of net sales). We experienced positive trends in the overall costs of our workers' compensation and general liability programs in the first three quarters of fiscal 2015. However, the rate of improvement was lower as compared to the first three quarters of fiscal 2014, resulting in increased insurance expense, as a percentage of net sales.

•	Store payroll costs (approximately 0.1% of net sales).

These unfavorable items were partially offset by the following:

•
Store support payroll expense (approximately 0.2% of net sales). Elevated turnover at the Store Support Center, as well as continued impact from the headcount reduction during the third quarter of fiscal 2014, has resulted in lower payroll expense.

Merger Fees

In executing the Dollar Tree merger agreement, the Company incurred $21.8 million of professional fees during the first three quarters of fiscal 2015, consisting primarily of legal fees.

Investment Income, Interest Expense, and Other Income

The changes in investment income, interest expense and other income in the first three quarters of fiscal 2015, as compared to the first three quarters of fiscal 2014 were not material.

Income Taxes

The effective tax rate was 37.6% for the first three quarters of fiscal 2015, as compared to 34.7% for the first three quarters of fiscal 2014. The effective tax rate was higher primarily due to non-deductible costs associated with the pending merger with Dollar Tree and the changes in foreign transfer pricing, partially offset by the federal government's reinstatement of the Work Opportunity Tax Credit in December 2014.

Liquidity and Capital Resources

General

During the first three quarters of fiscal 2015, our cash and cash equivalents increased $76.2 million from the end of fiscal 2014, and our net cash provided by operating activities was $342.6 million. We believe our sources of cash flows, including credit facilities, are sufficient to fund our regular operating needs, capital expenditures, and principal and interest payments. We have availability under our two credit facilities to borrow up to $900 million, less standby letters of credit needed for collateral for our insurance programs of $16.4 million as of May 30, 2015, to supplement operating cash flows.

During the first three quarters of fiscal 2015, to help supplement our operating cash flows and to support our growth initiatives, we borrowed and repaid $1.12 billion under our unsecured revolving credit facilities and had an average daily outstanding balance of $108.8 million. Working capital at the end of the third quarter of fiscal 2015 was $1.01 billion, as compared to $789.4 million at the end of the third quarter of fiscal 2014. The increase in working capital was primarily due to the decrease in borrowings on our unsecured revolving credit facilities, as we required less funding for dividends, capital expenditures, and stock repurchases.

Cash and Investments - Wholly-Owned Captive Insurance Subsidiary

We have restricted a portion of cash and investments to serve as collateral for certain of our insurance obligations held at our wholly-owned captive insurance subsidiary. These restricted funds cannot be withdrawn from the Company's account without secured third-party consent. As of May 30, 2015, the Company held $34.9 million in this restricted account, of which $32.1 million was included in Restricted cash and investments and $2.8 million was included in Other assets in the Consolidated Condensed Balance Sheet. The classification between current and non-current is based on the timing of expected payments of the secured insurance obligations.

In addition to the Restricted cash and investments, our wholly-owned captive insurance subsidiary maintains unrestricted balances in cash and cash equivalents and investment securities used in connection with our retained workers' compensation, general liability, and automobile liability risks and are not designated for general corporate purposes. As of May 30, 2015, these unrestricted cash and cash equivalents and investment securities balances were $17.7 million and $4.0 million, respectively.

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

During the first three quarters of fiscal 2015, the Company completed 210 build-to-suit transactions to support new store growth. Additionally, the Company completed sale-leaseback transactions under which it sold 15 stores to unrelated third-parties for net proceeds of approximately $27.1 million. Upon closing of the transactions, the Company deferred a gain of approximately $1.0 million realized on the sale of the assets and will amortize the gain over the initial lease term.

During the first three quarters of fiscal 2014, the Company completed 230 build-to-suit transactions. Additionally, the Company completed sale-leaseback transactions under which it sold 23 stores to unrelated third-parties for net proceeds of approximately $32.5 million. Upon closing of the transactions, the Company deferred a gain of approximately $0.8 million realized on the sale of the assets and continues to amortize the gain over the initial lease term.

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

The revolving credit facilities provide the Company the capacity to borrow up to $900 million, less standby letters of credit needed for collateral for its insurance program of $16.4 million as of May 30, 2015.

As of May 30, 2015, and August 30, 2014, the Company had no short-term borrowings outstanding under its unsecured revolving credit facilities. During the first three quarters of fiscal 2015, the Company had no net borrowings, with $1.12 billion borrowed and repaid, and an average daily outstanding balance of $108.8 million at a weighted-average interest rate of 1.4% under its unsecured revolving credit facilities.

The Company's unsecured revolving credit facilities contain certain restrictive financial covenants, which include a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 30, 2015, the Company was in compliance with all such covenants.

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

On September 27, 2005, the Company obtained $250 million through a private placement of unsecured senior notes due September 27, 2015 (the "2015 Notes"), to a group of institutional accredited investors. The 2015 Notes were issued in two tranches at par and rank pari passu in right of payment with the Company's other unsecured senior indebtedness. As of May 30, 2015, the 2015 Notes were included in the Current portion of long-term debt in the Consolidated Condensed Balance Sheet.

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

Interest on the 2015 Notes is payable semiannually in arrears on March 27 and September 27 of each year. The 2015 Notes contain certain restrictive financial covenants, which include a consolidated debt to consolidated total capitalization ratio, a fixed charge coverage ratio, and a priority debt to consolidated net worth ratio. As of May 30, 2015, the Company was in compliance with all such covenants.

On June 19, 2015, the Company entered into an amendment to the note purchase agreement governing the 2015 Notes to amend the notice periods for certain optional prepayments of the notes in connection with the pending merger.

Other Considerations

In the fourth quarter of fiscal 2014, we entered into the Dollar Tree merger agreement, under which Dollar Tree will acquire Family Dollar in a cash and stock transaction. In conjunction with the Dollar Tree merger agreement, we incurred expenses of $21.8 million during the first three quarters of fiscal 2015, consisting primarily of legal fees. For the remainder of fiscal 2015, the Company estimates it will incur between $40 million and $50 million of additional expenses related to the pending Dollar Tree merger.

During the second half of fiscal 2014, we implemented a series of restructuring initiatives which included closing 377 underperforming stores. The Company will continue to incur payments for lease obligations on each closed store until either the lease term ends or a termination agreement is reached with the landlord. The Company's lease obligations on closed stores due to restructuring decreased $13.6 million during the first three quarters of fiscal 2015, which resulted in a remaining accrual balance of $30.1 million as of May 30, 2015. The decrease was primarily due to cash paid for recurring lease obligations and negotiated lease termination agreements. The balance due in the next 12 months was included in Accrued liabilities, and the remaining balance was included in Other liabilities in the Consolidated Condensed Balance Sheet.

The lease obligations for the stores closed as part of the restructuring initiatives were included in the aggregate minimum annual rental under operating leases in the Commitments and Contingencies note within the Consolidated Financial Statements and Footnotes included in the Company's Annual Report on Form 10-K for fiscal year 2014.

Total Merchandise inventories at the end of the third quarter of fiscal 2015 increased 2.5%, as compared to the end of the third quarter of fiscal 2014. The increase was needed to maintain inventory levels in key Consumables categories in order to meet customer demand and to support new store growth. Inventory per store at the end of the third quarter of fiscal 2015 increased 2.3%, as compared to the end of the third quarter of fiscal 2014, driven primarily by the growth of key Consumables categories, including food and tobacco.

Capital expenditures for the first three quarters of fiscal 2015 were $253.8 million, as compared to $307.2 million in the first three quarters of fiscal 2014. The decrease in capital expenditures was primarily related to fewer new store openings and a continued use of build-to-suit as a real-estate strategy under which an unrelated third-party funds new store construction. The decrease was partially offset by investments in existing stores, which included additional security equipment and fixtures for tobacco products and adult beverages. A summary of spending in the first three quarters of fiscal 2015 and in the first three quarters of fiscal 2014 is as follows:

	39 Weeks Ended
(in thousands)	May 30, 2015	May 31, 2014
New stores	$61,930	$106,527
Store renovations	74,743	92,896
Existing stores	81,882	50,573
Supply chain	9,362	20,200
Corporate and technology investments	25,861	36,987
Total capital expenditures	$253,778	$307,183

The total number of stores open increased 0.2%, and the average store count increased 1.0% in the first three quarters of fiscal 2015, as compared to the first three quarters of fiscal 2014. The average store count is calculated as a rolling 13-month average using the ending store count per fiscal month. A summary of store information is as follows:

	13 Weeks Ended		39 Weeks Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Beginning store count	8,184	8,138	8,042	7,916
New stores	84	111	245	355
Closed stores	7	3	26	25
Ending store count	8,261	8,246	8,261	8,246

Total relocated, expanded, and renovated stores	142	266	433	585
Total selling square feet (in thousands)	59,782	59,488	59,782	59,488
Average store count	8,223	8,193	8,164	8,085

During the first three quarters of fiscal 2015, the Company did not repurchase any shares of its common stock. As of May 30, 2015, the Company had $245.8 million remaining under its current share repurchase authorization. Under the terms of the Dollar Tree merger agreement, we will not repurchase any shares of its common stock.

As of May 30, 2015, we had $64.0 million of Cash and cash equivalents in our foreign entities. We are not dependent on dividends from our foreign entities to fund our domestic operations. Unremitted earnings from foreign entities, which are considered to be invested indefinitely, would become subject to U.S. income taxes if they were remitted as dividends or were lent to a domestic entity.

Cash Flows From Operating Activities

During the first three quarters of fiscal 2015, we had net cash provided by operating activities of $342.6 million, as compared to net cash provided by operating activities of $253.0 million in the first three quarters of fiscal 2014. The change was due primarily to changes in merchandise inventories, accounts payable and accrued liabilities, and prepayments and other current assets, all in the ordinary course of business. Additionally, there was an increase in deferred income taxes as a result of implementation of the Deduction and Capitalization of Expenditures Related to Tangible Property tax regulations, which are further discussed below.

Cash Flows From Investing Activities

During the first three quarters of fiscal 2015, we had net cash used in investing activities of $220.9 million, as compared to net cash used in investing activities of $260.4 million in the first three quarters of fiscal 2014. The change was due primarily to a decrease in capital expenditures, which is included in the Other Considerations discussion above.

Cash Flows From Financing Activities

During the first three quarters of fiscal 2015, we had net cash used in financing activities of $45.6 million, as compared to net cash provided by financing activities of $30.1 million during the first three quarters of fiscal 2014. The decrease was primarily due to a decrease in net short-term borrowings, partially offset by no cash repurchases of common stock and only one quarter of dividend payments during the first three quarters of fiscal 2015, as compared to the first three quarters of fiscal 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, however does not impact the recognition and measurement of debt issuance costs. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and early adoption is permitted. The Company plans to adopt ASU 2015-03 during the first quarter of fiscal 2017 and does not expect the ASU to have a material impact on the Consolidated Condensed Financial Statements.

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

In September 2013, the Internal Revenue Service issued updated tax regulations for the Deduction and Capitalization of Expenditures Related to Tangible Property. These regulations provide additional guidance related to the capitalization and expensing of fixed assets, repairs, and other expenditure types related to the updated tax regulations.  These regulations became effective for the Company in the first quarter of fiscal 2015 and the full impact of implementation was assessed with the filing of the Company's federal income tax return. The result was a $50.1 million increase to both the Income tax refund receivable and the Deferred income taxes liability line items in the Consolidated Condensed Balance Sheet as of May 30, 2015.

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

The forward-looking statements also include assumptions about the pending business combination transaction involving Dollar Tree and Family Dollar; the financing of the pending transaction; the benefits, results, effects, timing and certainty of the pending transaction; future financial and operating results; expectations concerning the antitrust review process for the pending transaction; and the combined company's plans, objectives, expectations (financial or otherwise) and intentions.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We maintain unsecured revolving credit facilities at variable rates of interest to meet the short-term needs of our store expansion program and seasonal inventory increases. We performed a sensitivity analysis assuming a hypothetical 100 basis point movement in interest rates applied to the average daily borrowings under our credit facility. As of August 30, 2014, the analysis indicated such a movement would not have a material impact on our financial position, results of operations, or cash flows. During the first three quarters of fiscal 2015 and the first three quarters of fiscal 2014, we incurred an immaterial amount of interest expense related to our credit facilities. Refer to Note 4 to the Consolidated Condensed Financial Statements in this Report for more information on our credit facilities.

Item 4.        Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our periodic reports to the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of May 30, 2015. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of May 30, 2015.

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

Item 1A.    Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for fiscal 2014, including those related to the pending merger with Dollar Tree, remain relevant through the third quarter of fiscal 2015.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended May 30, 2015, by us, on our behalf, or by any "affiliated purchaser" as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
March (3/1/2015 - 4/4/2015)	—	$—	—	3,101,710
April (4/5/2015 - 5/2/2015)	—	—	—	3,129,753
May (5/3/2015 - 5/30/2015)	—	—	—	3,170,531
Total	—	$—	—	3,170,531

(1)
On January 17, 2013, we announced the Board of Directors authorized the purchase of up to $300 million of the Company's outstanding common stock. As of May 30, 2015, the Company had $245.8 million remaining under its current share repurchase authorization. However, under the terms of the Dollar Tree merger agreement, the Company will not repurchase any shares of its common stock.

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

10.1
Second Amendment dated as of June 19, 2015, to the Note Purchase Agreement dated as of September 27, 2005 (as amended on November 17, 2010), between Family Dollar Stores, Inc. and the various noteholders named therein, relating to $169,000,000 5.41% Series 2005-A Senior Notes, Tranche A, due September 27, 2015 and $81,000,000 5.24% Series 2005-A Senior Notes, Tranche B, due September 27, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 24, 2015).

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended May 30, 2015, filed on July 1, 2015, formatted in XBRL: (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows and (iv) the Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAMILY DOLLAR STORES, INC.
(Registrant)

Date:	July 1, 2015	/s/ Mary A. Winston
Mary A. Winston
Executive Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)